Form 10-Q
period 1993-11-30
SYNCOR INTERNATIONAL CORP /DE/
filed 1994-01-14
CIK 202763

=============================================================================
_____________________________________________________________________________




                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                          __________________________


                                   Form 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                          __________________________



For Quarter Ended November 30, 1993          Commission File Number 0-8640


                       SYNCOR INTERNATIONAL CORPORATION
            (Exact name of registrant as specified in its charter)


            Delaware                                     85-0229124
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


20001 Prairie Street, Chatsworth, California              91311
(Address of principal executive offices)                (Zip Code)


                                (818) 886-7400
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes  X   No
                                     ___      ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 30, 1993 10,283,384 shares of $0.05 par value common stock were outstanding.


==============================================================================

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                     INDEX





Part I.    Financial Information

  Item 1.  Consolidated Condensed Financial Statements
                                                                          Page
                                                                          ____
           Balance Sheets as of
             November 30, 1993 and May 31, 1993.............................2

           Statements of Income for three months
             ended November 30, 1993 and 1992...............................3

           Statements of Income for six months
             ended November 30, 1993 and 1992...............................4

           Statements of Cash Flows for six months
             ended November 30, 1993 and 1992...............................5

           Notes to Consolidated Condensed Financial Statements.............6

  Item 2.  Management's Discussion and Analysis of Financial Condition......7


Part II.   Other Information................................................9

  Item 4   Submission of Matters to a Vote of Security Holders..............9

SIGNATURE..................................................................10

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                                (in thousands)

                                                  November 30,     May 31,
                                                      1993          1993
                                                  ____________     _______
                                                   (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                          $ 14,834      $ 19,093
  Short-term investments                                3,582         1,844
  Accounts receivable, net                             34,409        34,378
  Inventories and other current assets                  8,160         5,416
                                                     ________      ________
    Total current assets                               60,985        60,731
                                                     ________      ________
Property and equipment, net                            25,015        23,362

Excess of purchase price over net assets
   acquired, net                                       14,534        13,256
Other                                                   9,720         6,604
                                                     ________      ________
                                                     $110,254      $103,953
                                                     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $ 20,367      $ 19,858
  Accrued liabilities                                   2,851         2,655
  Accrued wages and related costs                       3,422         8,472
  Federal and state taxes payable                           -           619
  Current maturities of long-term debt                  3,866         1,697
                                                     ________      ________
    Total current liabilities                          30,506        33,301
                                                     ________      ________
Deferred income taxes                                     776           353
Long-term debt, net of current maturities               6,161         4,515

Stockholders' equity:
  Common stock, $.05 par value                            516           510
  Additional paid-in capital                           42,425        41,553
  Employee stock ownership loan guarantee              (2,970)       (3,430)
  Foreign currency translation adjustment                 121           139
  Retained earnings                                    32,719        27,012
                                                     ________      ________
    Net Stockholders' Equity                           72,811        65,784
                                                     ________      ________
                                                     $110,254      $103,953
                                                     ========      ========


See notes to consolidated condensed financial statements.

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Income
                     (in thousands, except per share data)

                                               Three Months Ended November 30,
                                               _______________________________
                                                      1993           1992
                                                      ____           ____
                                                          (Unaudited)
Net sales                                            $61,249        $56,852

Cost of sales                                         41,428         38,000
                                                     _______        _______
  Gross profit                                        19,821         18,852

Operating, selling and administrative expenses        15,239         15,020
                                                     _______        _______
  Operating income                                     4,582          3,832

Other income, net                                        148              6
                                                     _______        _______
Income from continuing operations before
  income taxes and discontinued operations             4,730          3,838

Provision for income taxes                             1,882          1,515
                                                     _______        _______
Income from continuing operations before
  discontinued operations                              2,848          2,323

Discontinued operations, net of taxes                      -           (213)
                                                     _______        _______
Net income                                           $ 2,848        $ 2,110


Net income per share:
  Income from continuing operations                    $ .27          $ .22
  Discontinued operations, net                             -           (.02)
                                                       _____          _____
Net income per share                                   $ .27          $ .20
                                                       =====          =====

Weighted average shares outstanding                   10,721         10,698
                                                      ======         ======

See notes to consolidated condensed financial statements.

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Income
                     (in thousands, except per share data)

                                               Six Months Ended November 30,
                                               _____________________________
                                                      1993           1992
                                                      ____           ____
                                                          (Unaudited)
Net sales                                           $121,717       $112,521

Cost of sales                                         82,127         74,870
                                                    ________       ________
  Gross profit                                        39,590         37,651

Operating, selling and administrative expenses        30,445         29,810
                                                    ________       ________
  Operating income                                     9,145          7,841

Other income, net                                        299             28
                                                    ________       ________
Income from continuing operations before
  income taxes and discontinued operations             9,444          7,869

Provision for income taxes                             3,737          3,108
                                                    ________       ________
Income from continuing operations before
  discontinued operations                              5,707          4,761

Discontinued operations, net of taxes                      -           (411)
                                                    ________       ________
Net income                                          $  5,707       $  4,350
                                                    ========       ========

Net income per share:
  Income from continuing operations                    $ .53          $ .45
  Discontinued operations, net                             -           (.04)
                                                       _____          _____
Net income per share                                   $ .53          $ .41
                                                       =====          =====

Weighted average shares outstanding                   10,748         10,664
                                                      ======         ======

See notes to consolidated condensed financial statements.

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows
                                (in thousands)

                                                 Six Months Ended November 30,
                                                 _____________________________
                                                      1993           1992
                                                      ____           ____
                                                          (Unaudited)
Cash flows from operating activities:

  Net income                                        $ 5,707         $4,350

  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                     4,391          3,410
    Amortization of ESSOP loan guarantee                460            460
    Increase in net receivables                         (31)          (514)
    (Increase) in inventories and other
      current assets                                 (2,744)        (3,427)
    Increase in other assets                         (5,512)          (704)
    Increase (decrease) in accounts payable             509         (2,511)
    Increase in accrued liabilities                     196            628
    (Decrease) in accrued wages and
       related costs                                 (5,050)        (2,370)
    Increase in short-term borrowings                     -            945
    Increase (decrease) in Federal and state taxes     (619)         1,037
    Increase (decrease) in deferred income taxes        423           (116)
                                                    _______         ______
      Total adjustments                              (7,977)        (3,162)

      Net cash (used) provided by operating          (2,270)         1,188
        activities                                  _______         ______



Cash flows from investing and financing activities:

  Purchase of property and equipment, net            (4,944)        (4,602)
  (Increase) decrease in short-term investments      (1,738)           913
  Issuance of common stock                              878            583
  Issuance (repayment) of long-term debt              3,815           (780)
                                                    _______         ______
      Net cash flows (used) in investing and
        financing activities                         (1,989)        (3,886)
                                                    _______         ______
  Net increase in cash and cash equivalents          (4,259)        (2,689)

  Cash and cash equivalents at beginning of period   19,093          4,900
                                                    _______         ______
  Cash and cash equivalents at end of period        $14,834         $2,202
                                                    =======         ======

See notes to consolidated condensed financial statements.

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Condensed Financial Statements



1. GENERAL. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the six months ended November 30, 1993, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10K for the year ended May 31, 1993.

2. DISCONTINUED OPERATIONS. On February 17, 1993, the Company announced the divestiture of a minor segment of its business, referred to as its Home Infusion business. The Company's consolidated statement of income reflects a net loss from discontinued operations of $.2 million and $.4 million for the three and six months of operations and ended November 30,
    1993.   This divestiture was completed  on May 31, 1993.

3. SUBSEQUENT EVENTS. On December 3, 1993, the Company entered into a long-term supplier distribution agreement with its principal supplier of radiopharmaceutical products, the Radiopharmaceutical Division of the DuPont Merck Pharmaceutical Company. The agreement, which becomes effective February 1, 1994, will replace an existing supply agreement between the companies which has been in place since 1988.

    For administrative purposes, the Company changed its fiscal year-end to December 31 from May 31, beginning with the seven months ending December 31, 1993.

    Both events were reported in Form 8-K filed with the Securities and Exchange Commission on December 17, 1993. Such filing is incorporated herein by this reference.

    On December 31, 1993, the Company entered into an agreement to increase its line of credit financing to $20 million from $8 million. Terms and conditions were substantially the same between the new and prior agreement.

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations



Net Sales
_________

Net sales for the second quarter of fiscal 1994 rose 7.7% or $4.4 million to $61.2 million versus $56.9 million for the first quarter of fiscal 1993. For the six month period ended November 30, 1993, net sales climbed to $121.7 million, a $9.2 million or 8.2% increase. The Company's net sales growth continues to be fueled by the increase in the cardiology sector of nuclear medicine, the opening and acquisition of new pharmacies and increased market share, offset by net price decreases in certain segments.


Gross Profit
____________

Gross profit for the second quarter and six month period ended November 30, 1993 increased 5.1% or $1 million and 5.1% or $1.9 million respectively. However, during the current quarter and six month period ended November 30, 1993, the Company experienced a continued decline in its gross profit as a percent of net sales. Gross profit declined to 32.4% from 33.2% for the second quarter and to 32.5% versus the reported 33.5% for the six month period. The decline in the gross profit percentage is attributable to a number of factors. As the cardiology marketplace expands, the Company's traditional net sales mix is changing. This changing mix delivers a higher volume of dollars to the gross profit line, but at a lesser rate as a percentage of sales when compared to the Company's traditional radiopharmaceutical margins.

Additionally, the Company has experienced price increases from its suppliers which have not been entirely passed through to its customers. In response to competitive pressures, the Company has also restructured pricing for its national accounts for key cardiology products, further impacting the gross margin percentage. New pharmacy openings also negatively impact the gross margin percentage until they are able to reach maturity.

In addition to those factors mentioned above, the Company continues to be challenged by the competitive marketplace and uncertainty surrounding health-care reform.


Operating, Selling and Administrative Expenses
______________________________________________

Operating, selling and administrative expenses rose 1.5% for the second quarter of fiscal 1994 and declined as a percentage of sales to 24.9% from 26.4% in the same period of fiscal 1993. For the six month period ended November 30, these expenses increased 2.1% and declined as a percentage of sales to 25% from 26.5%. This decrease was primarily attributable to an increase in net sales which the Company was able to support without a proportionate increase in operating, selling and administrative expenses. The Company continues to make significant investments in infrastructure to improve overall efficiencies. The Company considers these investments to be of long-term strategic importance and will require the continued commitment of resources in order to maintain a competitive advantage.

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations



Operating, Selling and Administrative Expenses (continued)
______________________________________________

The Company continues, as a part of its overall business strategy, to invest in developmental business opportunities. These opportunities require ongoing resources in the area of operating, selling and administrative expenses.

Liquidity and Capital Resources
_______________________________

The Company's balance sheet has been significantly strengthened with the divestiture of the Home Infusion Services Division which was completed at the end of fiscal 1993. The divestiture resulted in a cash infusion of $9.1 million. At November 30, 1993, both working capital and the current ratio rose as compared to May 31, 1993. Working capital increased $3.0 million to $30.5 million while the current ratio rose to 2.00 from 1.82. Days Sales Outstanding were 51 days at November 30, 1993 compared to 52 days at May 31, 1993, and 54 days a year ago.

The Company continues expenditures for the acquisition of independent pharmacies, start-up of new pharmacies, the re-equipping of existing pharmacies and information technology for both internal and customer uses. These acquisitions and start-up programs are expected to continue through fiscal 1994 and will be funded with proceeds from operations.

The nature of the Company's business is not capital intensive and, as new products become available, the capital requirement to accommodate these products will be minimal. The Company believes sufficient internal and external capital sources exist to fund operations and future expansion programs. However, on December 31, 1993, the Company's line of credit was increased to $20 million from $8 million (See Note 3). This increase in financing further positions the Company to take advantage of growth opportunities. The were no borrowings outstanding on the line of credit at November 30, 1993 and May 31, 1993.


See notes to consolidated condensed financial statements.

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES



Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.
____________________________________________________________

(a)  The Annual Meeting of Security Holders was held on November 15, 1993.

(b) There was no solicitation in opposition to the management's nominees as listed in the Proxy Statement and all of such nominees were elected.

(c) (i) At such meeting, Registrant proposed amendments to the 1990 Master Stock Option Plan (the "Plan") to increase the authorized number of shares of common stock issuable under the Plan, as set forth in the Proxy Statement in summary on page 16. In addition to increasing the number of shares available under the Plan by 500,000 shares, the amendments change the name of the Plan to 1990 Master Stock Incentive Plan (the "1990 MSIP"), reduce the minimum vesting period for awards from 12 months to six months, delete certain specific limits on incentive stock options in favor of applicable limits under the Internal Revenue Code (as from time to time amended), substitute applicable law instead of specific standards for determining whether future amendments to the 1990 MSIP will require shareholder approval, reflect certain cash-only awards under the 1990 MSIP, expressly articulate certain interpretations of the 1990 MSIP, permit limited exceptions to restrictions on transferability of awards, respond to certain changes in Rule 16b-3 promulgated under the Securities Exchange Act of 1934, and make certain editorial refinements. The amendments were approved with 4,759,289 shares (54.5%) voting in favor of the proposal, 3,902,743 (44.7%) voting against the proposal and 76,403 shares abstaining from voting on the proposal. The total number of votes cast with respect to the proposal was 8,738,444.

    (ii) Up to 8,731,835 shares were voted in the election of each of the four nominees for Director and the voting results were as follows:

                                        Votes in Favor
Nominee                                  of Election            Voted in Favor
_______                                  ___________            ______________
                                       Number of Shares            Percent

Monty Fu                                  8,572,657                 98.2
Joseph Kleiman                            8,511,804                 97.5
Henry N. Wagner, Jr., M.D.                8,512,103                 97.5
Dr. Gail R. Wilensky                      8,509,321                 97.5


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SYNCOR INTERNATIONAL CORPORATION
                                                       (Registrant)



January 14, 1994                        By:  /s/ Michael A. Piraino
                                             ____________________________
                                             Michael A. Piraino
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial/Accounting
                                             Officer)


