Form 10-K
period 1993-12-31
SYNCOR INTERNATIONAL CORP /DE/
filed 1994-03-31
CIK 202763

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

         (X) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                FOR THE TRANSITION PERIOD ENDED DECEMBER 31, 1993
                         COMMISSION FILE NUMBER 0-8640

                        SYNCOR INTERNATIONAL CORPORATION
              (Exact name of registrant as specified in its charter)

              DELAWARE                                           85-0229124
      (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                        Identification No.)

 20001 PRAIRIE STREET, CHATSWORTH, CALIFORNIA                     91311-2185
  (Address of principal executive offices)                        (Zip Code)

         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 886-7400

           Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK $.05 PAR VALUE
                              (Title of Class)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                               __     __

  Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulations S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K
                                                      ___

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such stock on March 11, 1994, is $188,698,131. The number of shares outstanding of the Registrant's $0.05 par value common stock as of March 11, 1994, was 10,527,834 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Annual Report to shareholders for the period ended December 31, 1993, are incorporated by reference into Parts I, II and IV of this report.

Portions of Registrant's definitive Proxy Statement for Registrant's Annual Meeting of Shareholders on May 10, 1994 are incorporated by reference into Part III of this report.

                SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                           FORM 10-K TRANSITION REPORT

                                DECEMBER 31, 1993


Item  1.  BUSINESS......................................................  1

Item  2.  PROPERTIES....................................................  4

Item  3.  LEGAL PROCEEDINGS.............................................  5

Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........  5

Item  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS..................................  5

Item  6.  SELECTED FINANCIAL DATA.......................................  5

Item  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS....................................  5

Item  8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.......  6

Item  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.....................................  6

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............  6

Item 11.  EXECUTIVE COMPENSATION........................................  6

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT...............................................  6

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................  7

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K..........................................  7


                                     PART I

ITEM 1.  BUSINESS.

Unless otherwise indicated, the term "SYNCOR" or the "COMPANY" as used in this report refers to Syncor International Corporation incorporated in 1985 under the laws of the state of Delaware or Syncor International Corporation and one or more of its consolidated subsidiaries.

GENERAL DEVELOPMENT OF BUSINESS

The general development of the Company's business for the seven-month transition period ended December 31, 1993 (the "TRANSITION PERIOD") is covered in the President's letter to the Company's shareholders in the Company's Annual Report to Shareholders for said period and is hereby incorporated by reference. A copy of the Company's Annual Report to Shareholders is attached hereto as Exhibit 13.

DESCRIPTION OF BUSINESS

Principal Products Produced and Services Rendered

The Company is a high-tech pharmacy services company which is primarily engaged in compounding, dispensing and distributing radiopharmaceutical products to hospitals and clinics through its nationwide network of 109 pharmacies. Three of the pharmacies also include Positron Emission Tomography ("PET") pharmacy services. The radiopharmaceuticals provided by the Company are principally used for diagnostic imaging of physiological functions and organ systems. In addition, the Company provides various services in connection with the sale of radiopharmaceuticals, including radiopharmaceutical record keeping required by federal and state government agencies, and radiopharmaceutical technical consulting. The Company estimates that in the United States its pharmacies service approximately 7,000 hospitals and clinics in 36 states throughout the country. During each of the last two fiscal years and the Transition Period, the pharmacies contributed more than 95 percent of the consolidated net sales of the Company.

Other activities of the Company include the marketing and distribution of imaging cold kits, isotopes, and medical reference sources in addition to nuclear and pharmacy equipment and accessories. The Company also is involved in a pilot program designed to deliver unit dose chemotherapeutic solutions directly to oncologist's offices and clinics ("SOS"). Early indications point to an acceptance of the concept by oncologists. However, management believes that it should test this concept for an additional period of time before attempting to expand this line of business.

The description of Syncor's various activities in the Company's Annual Report to Shareholders for the Transition Period are hereby incorporated by reference.

Sources and Availability of Raw Materials

The Company pharmacies dispense approximately 50 different radiopharmaceutical products which are obtained primarily from five suppliers. Management believes that, if any one of the suppliers of radiopharmaceuticals failed to supply products then the other suppliers would be able to supply most of those products. If two or more suppliers were unable to provide products at a particular time, it could have an adverse effect on the Company's business. During the quarter ending August 31, 1993 supply of Indium-111 oxine, a proprietary product of one supplier, has been sporadic. However, such problem appears to have been resolved. Otherwise, to date, the pharmacies have not experienced any difficulty in securing supplies of radiopharmaceutical products.

Patents, Trademarks, Licenses and Distribution Agreements

The Company owns a number of trademarks and has a variety of license agreements. In addition, the Company has entered into exclusive radio-pharmacy distribution agreements with two suppliers of certain proprietary radiopharmaceutical products. While certain of the foregoing items are considered to be of value to the Company, management believes at present its competitive position is dependent principally on the efficient operation of its pharmacies and high quality of its customer service.

On December 3, 1993 the Company entered into a new long-term distribution agreement with its principal supplier of radiopharmaceutical products, The Radiopharmaceutical Division of The DuPont Merck Pharmaceutical Company. The agreement became effective February 1, 1994, replacing an existing supply agreement between the companies which has been in place since 1988.

Dependence on Customers

The Company's operations are such that none of its business is dependent upon a single customer or a very few customers to the extent that the loss of such would have a material impact on operations.

Competitive Conditions

The Company's pharmacies compete primarily with the large manufacturers of radiopharmaceuticals, which directly supply radiopharmaceutical products to the hospitals. Two of such manufacturers have set-up their own centralized radiopharmacies to supply customers. The Company also competes with a number of other independent entities, each of which operate one or more radiopharmacies. In certain markets, there is competition with universities which own and operate centralized radiopharmacies. The principal competitive practices of the manufacturers and others involve price and service. The management believes that, the advantages to a hospital of using a centralized radiopharmacy rather than preparing its own radiopharmaceutical products include: (I) reduced risk of radiation exposure to hospital personnel; (II) cost savings due to Syncor's volume purchasing power; (III) better utilization of the time sensitive products purchased from the radiopharmaceutical manufacturers; and, (IV) reduction in the time needed to maintain extensive records required by the regulatory agencies. In addition, the Company's pharmacies provide quality controlled unit dose radiopharmaceuticals, comprehensive nuclear medicine product-line availability, professional consultation and delivery services, and specialized computer hardware and proprietary software products for nuclear medicine operations.

Government Regulation

Each of the Company's domestic pharmacies is licensed by and must comply with the regulations of the United States Nuclear Regulatory Commission ("NRC") or corresponding state agencies. In addition, each such pharmacy is licensed and regulated by the Board of Pharmacy in the state where it is located.

Periodic inspections of the Company's pharmacies are conducted by the NRC and various other federal and state agencies. Inspection results which lead to escalated enforcement action could lead to the imposition of fines or the suspension, revocation or denial of renewal of the licenses for the location inspected. The Company devotes substantial human and financial resources to ensure continued regulatory compliance and believes that it is currently in compliance with all material rules and regulations.

In addition to the Company being subject to the various federal and state regulations relating to occupational safety and health, and the use and disposal of biohazardous materials, the Company's products are subject to the federal and state regulations relating to drugs and medical devices.

Compliance with the applicable environmental control laws or regulations, such as those regulating the use and disposal of radioactive materials, is inherent to the normal operations of the pharmacies and has not had a material adverse effect on the capital expenditures, earnings or competitive position of the Company.

Foreign Operations

Syncor owns and operates nuclear pharmacies in Taipei, Taiwan and Hong Kong. In 1993, the Company entered into joint venture agreements with various parties in the Republic of China to open and operate pharmacies in Beijing and Shanghai. The Company anticipates expanding its operations in other Pacific Rim countries in the future.

Employees

As of December 31, 1993, Syncor employed approximately 2,088 people. However, the full time equivalent for the same period was approximately 1,363 people.

ITEM  2.  PROPERTIES.

The Company and its consolidated subsidiaries lease (and in one location own) and operate a number of pharmacies in the United States whose locations are set forth in the following table(1):

STATE                             LOCATION
_____                             ________

ALABAMA                         Birmingham
                                Mobile
ARIZONA                         Gilbert (Mesa)
                                Phoenix*
                                Tucson
ARKANSAS                        Little Rock
CALIFORNIA                      Bakersfield
                                Berkeley
                                Colton
                                Fresno
                                Los Angeles*
                                Modesto
                                Orange
                                Torrance
                                Sacramento*
                                San Diego
                                San Jose
                                So. San Francisco**
                                Van Nuys (Los Angeles)
COLORADO                        Colorado Springs
                                Denver
CONNECTICUT                     Glanstonbury (Hartford)
                                Stamford
FLORIDA                         Fort Myers
                                Gainesville
                                Hialeah (Miami Lakes)
                                Jacksonville
                                Jupiter (Palm Beach)
                                Pensacola
                                Pompano Beach (Ft.Lauderdale)
                                St. Petersburg
                                Tampa
                                Winter Park (Orlando)
GEORGIA                         Augusta
                                Columbus
                                Doraville (Atlanta)
ILLINOIS                        Des Plaines
                                Chicago
                                Springfield
INDIANA                         Ft. Wayne
                                Indianapolis
                                Munster (Dyer)
IOWA                            Des Moines
KENTUCKY                        Lexington
                                Louisville
LOUISIANA                       Metairie (New Orleans)
MARYLAND                        Lanham (Washington DC)
                                Timonium (Baltimore)
MASSACHUSETTS                   Woburn (Boston)
MICHIGAN                        Grand Rapids
                                Southfield (Detroit)
                                Swartz Creek (Flint)
MINNESOTA                       Moorhead (Fargo ND)
                                St. Paul
MISSISSIPPI                     Flowood (Jackson)
                                Gulfport
MISSOURI                        Kansas City
                                Overland (St. Louis)
NEBRASKA                        Lincoln
                                Omaha
NEVADA                          Las Vegas
                                Reno
NEW JERSEY                      Fairfield (Newark)
NEW MEXICO                      Albuquerque
NEW YORK                        Cheektowaga (Buffalo)
                                Troy (Albany)
                                Franklin Square (Long Island)
                                Rochester
                                Syracuse
NORTH CAROLINA                  Charlotte
OHIO                            Akron
                                Cincinnati
                                Cleveland
                                Columbus
                                Girard (Youngstown)
                                Holland (Toledo)
                                Miamisburg (Dayton)
                                Youngstown (Girard)
OKLAHOMA                        Oklahoma City
                                Tulsa
OREGON                          Portland
PENNSYLVANIA                    Allentown
                                Bristol (N. Philadelphia)
                                Sharon Hill (Philadelphia)
                                Hummelstown (Harrisburg)
                                Pittsburgh
SOUTH CAROLINA                  Columbia
TENNESSEE                       Chattanooga
                                Knoxville
                                Memphis
                                Nashville
TEXAS                           Amarillo
                                Austin
                                Beaumont
                                Corpus Christi
                                Dallas
                                El Paso
                                Fort Worth
                                Houston
                                Lubbock
                                North Dallas
                                San Antonio
VIRGINIA                        Richmond
                                Virginia Beach
WASHINGTON                      Seattle
                                Spokane
WEST VIRGINIA                   Huntington
WISCONSIN                       Appleton
                                Wauwatosa (Milwaukee)

(1) The Company also owns an interest in pharmacies in Salt Lake City, Utah; Midland, Texas; and Huntsville, Alabama.
*   Cities where the Company has both a nuclear and PET pharmacy.
**  Cities where the Company has both a nuclear and SOS pharmacy.


Pharmacy lease terms vary from less than one year up to approximately ten years, and average approximately five years. Leased areas average approximately 4,500 square feet each.

The Company leases its Corporate Office facilities in Chatsworth, California, pursuant to a lease that commenced on March 1, 1987. The lease is for the term of ten years with two successive five year renewal options. Presently, the Company leases approximately 76,464 square feet at such location.


ITEM 3. LEGAL PROCEEDINGS.

There are various litigation proceedings in which the Company and its subsidiaries are involved. Many of the claims asserted against the Company in these proceedings are covered by insurance. The results of litigation proceedings cannot be predicted with certainty. However, in the opinion of the Company's General Counsel, such proceedings either are without merit or do not have a potential liability which would materially affect the financial condition of the Company and its subsidiaries on a consolidated basis.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the last month of the Transition Period.



                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

The stock information which appears in the Company's Annual Report to Shareholders under the heading of "QUARTERLY STOCK PRICE DATA", included in this Form 10-K Annual Report as EXHIBIT 13, is incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data which appears in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1993, under the heading of "SELECTED FINANCIAL DATA", included in this Form 10-K Transition Report as
EXHIBIT 13, is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's discussion and analysis of financial condition and results of operations which appears in the Company's Annual Report to Shareholders for the Transition Period, under the heading of "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" included in this Form 10-K Transition Report as EXHIBIT 13, is incorporated herein by reference.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

The consolidated financial statements and the notes thereto which appear in the Company's Annual Report to Shareholders for the Transition Period under the headings of "CONSOLIDATED STATEMENTS OF INCOME" and "CONSOLIDATED BALANCE SHEETS" included in this Form 10-K Transition Report as EXHIBIT 13, are incorporated herein by reference. Schedules containing certain supporting information are also included. See Index to Financial Statement Schedules on page 7.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Except as noted below in this Item, the information called for in/by Item 10 of Form 10-K is incorporated by reference from the Company's definitive Proxy Statement for its Annual Meeting of Shareholders, to be held on May 10, 1994, which will be filed with the Commission pursuant to Regulation 14A within 120 days from December 31, 1993.

The Form 3 of Director Dr. Gail R. Wilensky, Chief Operation Officer Robert G. Funari and Chief Financial Officer Michael A. Piraino were filed a few days late due to the error of the Company's Legal Department who filed the same on their behalf.


ITEM 11.  EXECUTIVE COMPENSATION.
The information called for in/by Item 11 of Form 10-K is incorporated by reference from the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 10, 1994, which will be filed with the Commission pursuant to Regulation 14A within 120 days from December 31, 1993.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information called for in/by Item 12 of Form 10-K is incorporated by reference from the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 10, 1994, which will be filed with the Commission pursuant to Regulation 14A within 120 days from December 31, 1993.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information called for in/by Item 13 of Form 10-K is incorporated by reference from the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 10, 1994, which will be filed with the Commission pursuant to Regulation 14A within 120 days from December 31, 1993.



                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a)    1.  CONSOLIDATED FINANCIAL STATEMENTS

               The consolidated financial statements listed below, together with the report thereon of KPMG Peat Marwick, dated March 10, 1994, appear in the Company's Annual Report to Shareholders for the Transition Period, included in this Form 10-K Tran-sition Report as EXHIBIT 13, is incorporated herein by reference.

                    Independent Auditors' Report
                    Consolidated Balance Sheets
                    Consolidated Statements of Income
                    Consolidated Statements of Stockholders' Equity Consolidated Statements of Cash Flows
                    Notes to Consolidated Financial Statements

               2.  FINANCIAL STATEMENT SCHEDULES.

               The following schedules supporting the financial statements of the Company are included herein:

                                                                      Page
                                                                      ____
                 Schedule II    Amounts Receivable from Employees
                                  Other than Related Parties...........10
                 Schedule VIII  Valuation and Qualifying Accounts......11
                 Schedule IX    Short-Term Borrowings..................12
                 Schedule X     Supplementary Income
                                  Statement Information................13

               All other schedules and Financial Statements of the Company are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

               3.  INDEX TO EXHIBITS

               The list of exhibits filed as part of this report on Form 10-K or incorporated herein be reference appear as Index to Exhibits on page 14.

        (b)    REPORTS ON FORM 8-K FILED IN THE LAST PERIOD ENDING DECEMBER 31,
               1993

               On December 15, 1993 a Form 8-K Report was filed reporting: (I) the proposal submitted to the shareholders at the Annual Meeting held on November 15, 1993, to amend the 1990 Master Stock Incentive Plan which would increase the authorized number of shares by 500,000 shares and make other changes to the Plan, which was approved by shareholders; (II) the execution on December 3, 1993 of a new long-term distribution agreement with its principal supplier of radiopharmaceutical products, The Radiopharmaceutical Division of The DuPont Merck Pharmaceutical Company; and (III) the change of its fiscal year to December 31 from May 31, beginning with the seven-months ended December 31, 1993.

        (c)    EXHIBITS

               The exhibits required by Item 601 of Regulation S-K are filed herewith or are incorporated by reference and the list of the Index to Exhibits on page 14.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SYNCOR INTERNATIONAL CORPORATION


                          By /s/ Gene R. McGrevin
                             ____________________
                             Gene R. McGrevin
                             President, Chief Executive Officer
                             Date:  3/30/94

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the regis-trant and in the capacities and on the dates indicated.

/s/ Monty Fu
____________________________________________________
Monty Fu, Chairman of the Board and Director
Date: 3/30/94

/s/ Gene R. McGrevin
____________________________________________________
Gene R. McGrevin, President, Chief Executive Officer
(Principal Executive Officer) and Director
Date: 3/30/94

/s/ Michael A. Piraino
____________________________________________________
Michael A. Piraino, Senior Vice-President,
(Principal Financial and Accounting Officer)
Date: 3/30/94

/s/ George S. Oki
____________________________________________________
George S. Oki, Director
Date: 3/30/94

/s/ Joseph Kleiman
____________________________________________________
Joseph Kleiman, Director
Date: 3/30/94

/s/ Arnold E. Spangler
____________________________________________________
Arnold E. Spangler, Director
Date: 3/30/94

/s/ Steven B. Gerber
____________________________________________________
Steven B. Gerber, Director
Date: 3/30/94

/s/ Henry N. Wagner, Jr.
____________________________________________________
Henry N. Wagner, Jr., Director
Date: 3/30/94

/s/ Gail R. Wilensky
____________________________________________________
Gail R. Wilensky, Director
Date: 3/30/94



                SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 SCHEDULE II.  AMOUNTS RECEIVABLE FROM EMPLOYEES
                           OTHER THAN RELATED PARTIES


(In Thousands)
===========================================================================
                              Balance                             Balance
                            at Beginning      Additions           at End
Name of Debtor               of Period       (Deletions)         of Period
===========================================================================

Seven Months Ended
December 31, 1993:

Robert G. Funari
Chief Operating Officer         $ --             $ 200             $200
                              =============================================

Year Ended May 31, 1993:

John Schulze -
Executive Director
 of Marketing                    250              (250)              --
                              =============================================

Year Ended May 31, 1992:

John Schulze -
Executive Director
  of Marketing                   250               --               250

Greg Hiatt -
Director, Western Zone           250              (250)             -0-
                             ______________________________________________

                                $500             $(250)            $250
                             ==============================================

Year Ended May 31, 1991:

John Schultze -
Executive Director
  of Marketing                  $250              $ --             $250

Greg Hiatt
Director, Western Zone           250                --              250
                             ______________________________________________

                                $500              $ --             $500
                             ==============================================



                SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                SCHEDULE VIII. VALUATION AND QUALIFYING ACCOUNTS


(In Thousands)
============================================================================
                                  Balance    Charged                 Balance
                                    at       to Costs                 at End
                                 Beginning     and      Deductions      of
     Description                 of Period   Expenses      (a)        Period
============================================================================

Seven Months Ended
December 31, 1993:
Allowance for doubtful accounts    $1,502    $  224      $  526      $1,200

Year Ended May 31, 1993:
Allowance for doubtful accounts    $1,681    $1,123      $1,302      $1,502

Year Ended May 31, 1992:
Allowance for doubtful accounts    $2,071    $  605      $  995      $1,681

Year Ended May 31, 1991:
Allowance for doubtful accounts    $2,141    $  611      $  681      $2,071


(a) Uncollectible accounts written off, net of recoveries, and reduction of reserve.


                SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                       SCHEDULE IX.  SHORT-TERM BORROWINGS

(In Thousands)
===============================================================================
                                                       During the Period
                                                 ______________________________
                                       Weighted  Maximum   Average     Weighted
                           Balance     Average    Amount    Amount      Average
Category of Aggregate     at End of    Interest    Out-      Out-      Interest
Short-Term Borrowings      Period        Rate    standing  standing(a) Rate (b)
===============================================================================
Note Payable to Bank:

Seven Months Ended
December 31, 1993         $  --          --        $ --      $ --         --

Year Ended May 31, 1993   $  --         6.04%     $3,700    $1,019       6.07%

Year Ended May 31, 1992   $1,000        7.04%     $3,500    $1,799       7.16%

Year Ended May 31, 1991   $  --         9.14%     $1,000    $  667       9.12%


   (a) Based upon actual daily amounts outstanding during the period.

   (b) Average interest rate for the year is computed by dividing the actual short-term interest expense by the average short-term debt outstanding.


                SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
             SCHEDULE X.  SUPPLEMENTARY INCOME STATEMENT INFORMATION

(In Thousands)
=========================================================================
                                                    Year Ended May 31,
                   Seven Months Ended             _______________________
                   December 31, 1993               1993     1992    1991
                  =========================================================
Maintenance
and repairs               $813                    $1,552   $1,686  $1,544
                  =========================================================


Amortization of intangible assets, taxes other than payroll and income taxes, advertising and royalties are less than 1% of total net sales for all periods shown.



                                INDEX TO EXHIBITS


Exhibit No.


3.   Certificate of Incorporation and By-Laws

     3.1   Restated Certificate of Incorporation of the Company filed as
           Exhibit 3.1 to the 8/28/87 Form 10-K and incorporated herein by reference.

     3.2 Restated By-Laws of the Company filed as Exhibit 3.2 to the 8/28/87 Form 10-K and incorporated herein by reference.

4.   Instruments Defining The Rights of Security Holders

     4.1   Stock Certificate for Common Stock of the Company filed as Exhibit
           4.1 to the 8/26/86 Form 10-K and incorporated herein by reference.

     4.2 Rights Agreement dated as of 11/8/89 between the Company and American Stock Transfer & Trust Company filed as Exhibit 2.1 to the Registration Statement on Form 8-A dated 11/3/89 and incorporated herein by reference.

10.  Material Contracts

     10.1 Employment Agreement dated 2/1/89, between the Company and Gene R. McGrevin filed as Exhibit 10.2 to 1/27/89 Form 8-K and incorporated herein by reference.

     10.2 First Amendment dated 7/11/89 to Employment Agreement dated 2/1/89 between the Company and Gene R. McGrevin filed as Exhibit 10.5 to 8/30/90 Form 10-K and incorporated herein by reference.

     10.3 Second Amendment dated 10/16/89 to Employment Agreement dated 2/1/89 between the Company and Gene R. McGrevin filed as Exhibit 10.6 to 8/30/90 Form 10-K and incorporated herein by reference.

     10.4 Third amendment dated 1/1/91 to Employment Agreement dated 2/1/89 between the Company and Gene R. McGrevin filed as Exhibit 10.7 to 8/29/91 Form 10-K and incorporated herein by reference.

     10.5 Syncor International Corporation 1981 Master Stock Option Plan as amended filed as part of Company's Proxy Statement dated 11/5/85, for its Annual Meeting of Shareholders held 11/26/85 and incorporated herein by reference.

     10.6  Stock Option Agreement of Gene R. McGrevin dated 1/2/92 filed as
           Exhibit 10.16 to 8/27/92 Form 10-K and incorporated herein by reference.

     10.7 Form of Indemnity Agreement substantially as entered into between Company and each Director and Officer filed as Exhibit 3.2 Appendix A to the 8/28/87 Form 10-K and incorporated herein by reference.

     10.8 Form of Benefits Agreement substantially as entered into between Company and each Director filed as Exhibit 10.31 to 8/30/90 Form 10-K and incorporated herein by reference.

     10.9 Form of Benefits Agreement substantially as entered into between Company and certain employees see Exhibit 10.8.

     10.10 Syncor International Corporation 1990 Master Stock Incentive Plan As Amended and Restated filed as part of Company's Proxy Statement dated 10/4/93 for its Annual Meeting of Shareholders held 11/15/93 and incorporated herein by reference.

     10.11 Syncor International Corporation Deferred Compensation Plan effective July 1, 1991 as Amended and Restated effective April 19, 1993.**

     10.12 Employment Agreement dated July 21, 1993 between the Company and Robert G. Funari.**

     10.13 Syncor International Corporation McGrevin Deferred Compensation Plan effective June 10, 1993.**

     10.14 Split Ownership/Split Dollar Life Insurance Assignment Agreement effective June 10, 1993 between the Company and Gene R. McGrevin.**

     10.15 Form of Stock Option Agreement substantially as entered into between Company and certain employee Directors and employees.**

     10.16 Form of Stock Option Agreement substantially as entered into between Company and certain non-employee Directors.**


11.  Statement Re:  Computation of Per Share Earnings

     Computation can be clearly determined from the material contained in Company's Annual Report to Shareholders for fiscal year ended December 31, 1993.

13.  Annual Report to Security Holders (P)

     Syncor International Corporation Annual Report to Shareholders for the fiscal year ended December 31, 1993, except for specific information in such Annual Report expressly incorporated herein by reference, is furnished for the information of the Commission and is not to be deemed "filed" as part hereof. (P)


21.  Subsidiaries of the Registrant

                                                  State of
            Name of Company                     Incorporation
          ___________________                   _____________

          Syncor Michigan Corp.                   Michigan
          Syncor Corp. New York                   New York
          Syncor Management Corporation           California
          Syncor Hong Kong Limited                Hong Kong
          Syncor Taiwan, Inc.                     Taiwan
          Syncor Midland, Inc.                    Texas

23. Consents of Experts and Counsel

    Consent of KPMG Peat Marwick.**



    **   Included herewith
    (P)  Filed on paper



                                   EXHIBIT 23


              INDEPENDENT AUDITORS' REPORT ON SCHEDULES AND CONSENT



The Board of Directors and Stockholders
Syncor International Corporation:

The audits referred to in our report dated March 10, 1994, included the related financial statement schedules as of December 31, 1993, May 31, 1993 and 1992, and for the seven-month period ended December 31, 1993 and for each of the years in the three-year period ended May 31, 1993, included in the registra-tion statement of Syncor International Corporation. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We consent to incorporation by reference in registration statement
(No. 33-44395) on Form S-3 and registration statement (No.'s 33-7325, 33-39251, 33-43692, 33-57762 and 33-52607) on Form S-8 of Syncor International Corpora-ion of our report dated March 10, 1994, relating to the consolidated balance sheets of Syncor International Corporation and subsidiaries as of December 31, 1993, May 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity and cash flows and related schedules for the seven-month period ended December 31, 1993 and for each of the years in the three-year period ended May 31, 1993, which report appears in the December 31, 1993 transition report on Form 10-K of Syncor International Corporation. Our report refers to a change in the method of accounting for income taxes.


Los Angeles, California                                 KPMG Peat Marwick
March 29, 1994