Form 10-K/A
period 1993-12-31
SYNCOR INTERNATIONAL CORP /DE/
filed 1994-04-08
CIK 202763

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                FORM 10-K/A
                              Amendment No. 1

(Mark One)

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended                      OR

[X]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from  June 1, 1993 to  December 31, 1993

                      Commission file number:  0-8640

                      SYNCOR INTERNATIONAL CORPORATION
            (Exact name of registrant as specified in its charter)

          Delaware                                         85-0229124
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

       20001 Prairie Street, Chatsworth, California          91311
        (Address of principal executive offices)           (Zip Code)

     Registrant's telephone number, including area code:  (181) 886-7400

         Securities registered pursuant to Section 12(b) of the Act:

                                     None

            Securities registered pursuant to 12(g) of the Act:

                         Common Stock $.05 Par Value
                              (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No
                                                   ___    ___
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information state-ments incorporated by reference in Part III of this Form 10-K or any amend-ment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such stock on March 11, 1993 is $188,698,131. The number of shares out-standing of the Registrant's $0.05 par value common stock as of March 11, 1994, was 10,527,834 shares.


      THIS DOCUMENT IS A COPY OF THE EXHIBIT 13 FILED AS A PART OF
        FORM 10-K FILED ON MARCH 31, 1994, PURSUANT TO A RULE 201
                     TEMPORARY HARDSHIP EXEMPTION


                              INDEX TO EXHIBITS

Exhibit No.
___________

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

10.    Material Contracts

       10.1  Employment Agreement dated 2/1/89, between the Company and Gene
             R. McGrevin filed as Exhibit 10.2 to 1/27/89 Form 8K and incorporated herein by reference.

       10.2 First Amendment dated 7/11/89 to Employment agreement dated 2/1/89 between the Company and Gene R. McGrevin filed as Exhibit 10.5 to 8/30/90 Form 10-K and incorporated herein by reference.

       10.3 Second Amendment dated 10/16/89 to Employment Agreement dated 2/1/89 between the Company and Gene R. McGfevin filed as
             Exhibit 10.6 to 8/30/90 Form 10-K and incorporated herein by reference.

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

       10.8 Form of Benefits Agreement substantially as entred into between Company and each Director filed as Exhibit 10.31 to 8/30/90 Form 10-K and incorporated herein by reference.

       10.9 Form of Benefits Agreement substantially as entered into between Company and certain employees as Exhibit 10.8.

       10.10 Syncor International Corporation 1990 Master Stock Incentive Plan As Amended and Restated filed as part of Company's Proxy Statement dated 10/4/93 for its Annual Meeting of Shareholders held 11/15/93 and incorporated herein by reference.

       10.11 Syncor International Corporation Deferred Compensation Plan effective July 1. 1991 as Amended and Restated effective April 19, 1993.**

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

13.    Annual Report to Security Holders (CE)

       Syncor International Corporation Annual Report to Shareholders for the fiscal year ended December 31, 1993, except for specific infor-mation in such Annual Report expressly incorporated herein by reference, is furnished for the information of the Commission and is not to be deemed "filed" as part hereof. (CE)

21.    Subsidiaries of the Registrant
                                                      State of
            Name of Company                         Incorporation
            _______________                         _____________
       Syncor Michigan Corp.                          Michigan
       Syncor Corp. New York                          New York
       Syncor Management Corporation                  California
       Syncor Hong Kong Limited                       Hong Kong
       Syncor Taiwan, Inc.                            Taiwan
       Syncor Midland, Inc.                           Texas

23.    Consents of Experts and Counsel

       Consent of KPMG Peat Marwick.**

**  Included herewith
CE  Filed on paper pursuant to temporary hardship.



                                 EXHIBIT 13

     Syncor International Corporation operates an expanding nationwide network of more than 109 radiopharmacies. These pharmacies specialize in compounding and dispensing patient-specific radiopharmaceutical prescriptions, as well as distributing bulk radiopharmaceutical products for diagnostic imaging, and provide a complete range of advanced pharmacy services to over 7,000 customers. Syncor is the only national pharmacy network that provides this combination of diagnostic, therapeutic and monitoring services to hospitals and alternate sites.

     In 1974, the founders of Syncor International Corporation introduced a new service concept to the Nuclear Medicine community, the delivery of time-critical pharmaceuticals through centralized radiopharmacies. Over the last 20 years, Syncor has grown through numerous mergers and acquisitions into a multimillion dollar international corporation. It is with a continuing spirit of adventure that we go forward to embrace the next 20 years.

     In January 1994, to celebrate Syncor's 20th Anniversary, the Officers and Directors of the Company gathered in Albuquerque, New Mexico, to honor 13 individuals for their contributions to the concept of centralized radiopharmacy.

     The founders pictured from left to right, front row: Richard Keesee, Ph.D., Ronald Arellano; middle row: Mark T. Hebner, William J. Baker, Sydney Ackerman, David A. Hurwitz; back row: Monty Fu, Dr. Carman Bliss, Samuel C. Augustine, Nunzio P. DeSantis, Francisco Urrea, Jr.; not pictured: Robert L. Sanchez.

     Syncor's mission is to be the premier provider of prepared time-critical pharmaceuticals and comprehensive value-added pharmacy services which meet the needs of the professional health care community and their patients.

SELECTED FINANCIAL DATA

                                                            SEVEN MONTHS ENDED
                                                                DECEMBER 31,                       YEAR ENDED MAY 31,
(In thousands, except per share data)
                                                            1993         1992          1993         1992        1991       1990
                                                            ____         ____          ____         ____        ____       ____
                                                                     (unaudited)
Net sales                                                 $142,237     $131,897     $230,949     $195,989     $145,139   $118,929
Gross profit                                                45,187       43,567       77,306       67,451       49,501     37,161
Income from continuing operations(1)                         1,684        5,242       10,191        7,709        5,870      3,216
Cumulative effect of change in method
 of accounting for income taxes                              1,020          --           --           --           --         --
Net income(1)                                                2,704        4,743        9,812        6,899        4,755      3,596
=================================================================================================================================
Earnings per share:
   Continuing operations(1)                                   $.16         $.49         $.95         $.70         $.57       $.32
   Discontinued operations, net                                --          (.05)        (.03)        (.07)        (.11)       --
   Extraordinary item                                          --           --           --           --           --         .03
   Cumulative effect of accounting change                      .09          --           --           --           --         --
                                                              ____         ____         ____         ____         ____       ____
Net income per share(1)                                       $.25         $.44         $.92         $.63         $.46       $.35
=================================================================================================================================

Weighted average shares outstanding                         10,762       10,668       10,708       10,865       10,246     10,140

Cash, cash equivalents and
 short-term investments                                   $ 18,700      $ 8,389     $ 20,937      $ 9,970      $ 9,309    $ 9,609
Working capital                                             27,121       22,964       27,430       20,279       20,220     17,324
Total assets                                               114,586       95,422      103,953       90,847       74,591     65,744
Long-term debt                                               6,837        5,421        4,515        6,008        7,881      8,475
Stockholders' equity                                        71,181       58,848       65,784       52,359       42,790     35,805
Current ratio                                                 1.74         1.75         1.82         1.64         1.89       1.85

Number of domestic radiopharmacies                             109           97          100           95           87         83
Days sales outstanding                                          52           53           52           59           68         62
=================================================================================================================================

(1) Seven months ended December 31, 1993, includes a charge for alliance development costs of $4,500 (or $.26 per share).


To Our Shareholders:

     Our Annual Report is unique. It covers an abbreviated financial year, the seven-month transition period from June 1 to December 31, 1993. Our new fiscal year end is December 31. This change in fiscal year came about because of our important new strategic alliance with the Radiopharmaceutical Division of the DuPont Merck Pharmaceutical Company (DuPont Merck) that was announced on December 3, 1993. Many exciting opportunities will result from this alliance.

     By now it is clear that the delivery of affordable, quality health care in the '90s will be very different from that of the recent past. Payers and providers alike face challenges and serious threats in a highly dynamic environment where past experience has very little predictive value in setting successful paths for the future. The risks are great. Many professional, institutional and commercial participants who choose to rely on traditional practices of the past, or wait for hard definitions of the future, may not succeed.

     Some health care companies view this change as presenting abundant opportunities for innovation. They are taking bold initiatives by playing to their inherent strengths and assuming the added risk of acting now, rather than reacting later. We at Syncor believe these are the strategic characteristics of the leaders and winners who are already shaping real health care reform in the United States and will continue to do so for the remainder of this decade.

     That is why, in December 1993, Syncor announced a strategic initiative, in the form of a new alliance with DuPont Merck. The essence of this alliance, nearly two years in the making, is to facilitate expansion of our past long-standing relationship into one of commitment in which we truly have common, shared goals. Our mutual goals are directed toward growing the Nuclear Medicine market so that it may more fully realize its potential of contributing to affordable, quality health care.

     The unique and independent strengths of our two great Companies are now focused to:

o More effectively utilize aggregate resources to produce immediate and long-term cost value benefits for our customers.

o Accelerate expansion of Syncor's pharmacy network to broaden availability of commercial radiopharmacy and bring the advantages of Syncor's unit dose services to new customers.

o Effectively concentrate resources on our respective strengths, from product development, manufacturing and product marketing to distribution and advanced pharmacy services marketing.

o Meet the demands of economic competitiveness while sustaining profitable growth in a changing health care environment.

Our strategic alliance with DuPont is financially sound and represents a leadership initiative that is responsive and highly relevant to the fundamental elements of health care reform and to the common market we serve. It is not without risk; it is not without challenge. But the greater risk is to wait and place one's destiny in the hands of others.

     If Syncor is to fulfill the commitment to continue to achieve profitable growth and to attain our stated goal of reaching $500 million in sales with 10 percent pretax income by 1997, we will have to find new ways to ring increased value to our customers. A value-added relationship, such as the strategic alliance with DuPont, is one important way to achieve our goals. We also expect this alliance to serve as a catalyst that may foster alliances, partnerships and innovations with leading organizations other than DuPont.

     It remains our belief that by continuing to earn and advance our leadership role with our customers, we will be rewarded with continued long-term financial prosperity. Syncor's leadership role will depend upon our ability to create multiple successful new business opportunities that leverage Syncor's unique strengths in advanced pharmacy services. We are confident that our alliance with DuPont will create substantial value for our customers, our partner, our employees and our shareholders.

     The initial action of the alliance is the transfer to Syncor of end-user customers who formerly purchased radiopharmaceutical products in bulk form directly from DuPont. This key change became effective February 1, 1994, and is the first of many important practical and strategic advantages for Syncor, for DuPont, for the Nuclear Medicine community and, more importantly, for our customers.

     The addition of DuPont's nearly 2,000 customers to Syncor's customer base is expected to increase sales by an estimated $50 million to $60 million in calendar 1994 alone. A change of this magnitude necessitated significant advance investment in certain business systems and practices essential to making the alliance successful.

     Now, let's examine our financial performance. Net sales for the seven month transition period ended December 31, 1993, increased 7.8 percent to $142.2 million, up from $131.9 million for the corresponding period of the prior year. Net income for the seven month transition period ended December 31, 1993, exclusive of a previously announced charge of $4.5 million (or $.26 per share) for alliance development costs, was $5.4 million or $.51 per share. This represents a 14.6 percent increase when compared to $4.7 million or $.44 per share (inclusive of $.05 loss per share for discontinued operations) for the corresponding period of the prior year.

     Net income for the seven month transition period ended December 31, 1993, including the charge for alliance development costs, was $2.7 million or $.25 per share. Net income of $2.7 million also included a credit for the cumulative effect of a change in method of accounting relating to the implementation of the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" of $1,020,000 (or $.09 per share).

     Our strong balance sheet was enhanced during the period as cash and equivalents totaled $18.7 million and working capital totaled $27.1 million while the current ratio stood at 1.74:1.00. The Company also extended its line of credit financing to $20 million from $8 million to improve its position to take advantage of future growth opportunities.

     Our financial performance remained healthy with growth in profits outpacing sales growth, prior to the $4.5 million charge for alliance development costs, which is consistent with past trends. Management remains committed to sustaining profitable long-term growth for the Company.

     Syncor's nationwide network of radiopharmacies also experienced its most aggressive growth ever in our 20-year history. Our national network increased from 100 at May 31, 1993, to 109 radiopharmacies. Six of these radiopharmacies were new openings and three were acquisitions. Our goal to expand to 130 radiopharmacies by 1997 will be a reality.

     Syncor has positioned itself for a positive response to changes in the health care system. We will continue to work hard to build a Company that earns the trust of our customers, employees and shareholders.


Gene R. McGrevin
President & Chief Executive Officer


Monty Fu
Chairman of the Board



CORPORATE HEADQUARTERS: Chatsworth, California - DOMESTIC RADIOPHARMACIES:
Akron, Ohio - Albany, New York - Albuquerque, New Mexico - Allentown, Pennsylvania - Amarillo, Texas - Appleton, Wisconsin - Atlanta, Georgia - Augusta, Georgia - Austin, Texas - Bakersfield, California - Baltimore, Maryland
- - Beaumont, Texas - Berkeley, California - Birmingham, Alabama - Boston, Massachusetts - Bristol, Pennsylvania - Bronx, New York - Buffalo, New York - Charlotte, North Carolina - Chattanooga, Tennessee - Chicago, Illinois - Cincinnati, Ohio - Cleveland, Ohio - Colorado Springs, Colorado - Colton, California - Columbia, South Carolina - Columbus, Georgia - Columbus, Ohio - Corpus Christi, Texas - Dallas, Texas - North Dallas, Texas - Dayton, Ohio - Denver, Colorado - Des Moines, Iowa - Des Plaines, Illinois - Detroit, Michigan
- - El Paso, Texas - Fargo, North Dakota - Flint, Michigan - Forth Worth, Texas - Fresno, California - Fort Myers, Florida - Fort Lauderdale, Florida - Fort
Wayne, Indiana - Gainesville, Florida - Grand Rapids, Michigan - Gulfport, Mississippi - Harrisburg, Pennsylvania - Hartford, Connecticut - Houston, Texas
- - Huntington, West Virginia - Indianapolis, Indiana - Jackson, Mississippi - Jacksonville, Florida - Kansas City, Missouri - Knoxville, Tennessee - Las
Vegas, Nevada - Lexington, Kentucky - Lincoln, Nebraska - Little Rock, Arkansas
- - Long Island, New York - Louisville, Kentucky - Lubbock, Texas - Memphis, Tennessee - Mesa, Arizona - Miami, Florida - Milwaukee, Wisconsin - Mobile, Alabama - Modesto, California - Munster, Indiana - Nashville, Tennessee - Newburgh, New York - New Orleans, Louisiana - Newark, New Jersey - Oklahoma
City, Oklahoma - Omaha, Nebraska - Orange, California - Orlando, Florida - Palm Beach, Florida - Pensacola, Florida - Philadelphia, Pennsylvania - Phoenix, Arizona - Pittsburgh, Pennsylvania - Portland, Oregon - Reno, Nevada - Richmond, Virginia - Rochester, New York - Sacramento, California - Saint Louis, Missouri
- - Saint Paul, Minnesota - Saint Petersburg, Florida - San Antonio, Texas - San Diego, California - San Francisco, California - San Jose, California - Seattle, Washington - Spokane, Washington - Springfield, Illinois - Stamford, Connecticut
- - Syracuse, New York - Tampa, Florida - Toledo, Ohio - Torrance, California - Tucson, Arizona - Tulsa, Oklahoma - Van Nuys, California - Virginia Beach, Virginia - Washington, District of Columbia - Youngstown, Ohio - INTERNATIONAL
RADIOPHARMACIES: Hong Kong - Taipei, Taiwan - POSITRON EMISSION TOMOGRAPHY
PHARMACIES: Phoenix, Arizona - Los Angeles, California - Sacramento, California


                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


RESULTS OF OPERATIONS SEVEN MONTH TRANSITION PERIOD
  ENDED DECEMBER 31, 1993, AND 1992

NET SALES:

   Consolidated net sales for the seven month transition period ended December 31, 1993, increased 7.8 percent to $142.2 million or $10.3 million over net sales for the comparable 1992 period. This steady growth was attributed to continued expansion in the cardiology market, which constitutes a significant portion of the Company's net sales, and from incremental revenue growth associated with the acquisition and start-up of new radiopharmacies.

   Despite the increased growth in net sales described above, the Company believes that the uncertainty surrounding health care reform will continue to impact companies providing health care related products and services. Current government focus on health care cost containment has made it difficult to cover rising costs and expenses through price increases. This has created pressure on the selling prices of several major products in the diagnostic imaging market. Management believes the Company's 1994 revenue growth will continue to be impacted by these forces. The Company is responding to these challenges by developing health care alliances which will concentrate resources, expand the Nuclear Medicine market as a whole and deliver increased value to the customer. In addition, the Company is focusing its marketing efforts on attracting and retaining national accounts, which currently represent a significant portion of the Company's annual net sales.

GROSS PROFIT:

   The Company's gross profit increased to $45.2 million, an increase of 3.7 percent over the seven months ended December 31, 1992. However, the Company experienced a continued decline in its gross profit as a percent of net sales from 33.0 percent to 31.8 percent for the seven months ended December 31, 1992, and 1993, respectively. The decrease is due to a combination of competitive pricing pressures in several key markets, material cost increases and initial lower margins for start up radiopharmacies. Material costs, as a percentage of pharmacy net sales, have been rising consistently in recent periods. In addition, as the cardiology marketplace expands and the strategic alliance, as discussed below, is implemented, the Company's traditional net sales mix is changing. This changing mix delivers a higher volume of dollars to the gross profit line, but at a lesser rate as a percentage of net sales when compared to the Company's traditional radio-pharmaceutical margins.

   In addition to those factors mentioned above, the Company's management will continue to be challenged by the competitive marketplace and uncertainty in health care reform.

OPERATING, SELLING AND ADMINISTRATIVE EXPENSES:

   Although operating, selling and administrative expenses as a percentage of net sales decreased slightly from 23.6 percent for the seven months ended December 31, 1992, to 23.2 percent for the seven months ended December 31, 1993, the components of operating, selling and administrative expenses were somewhat different in each of the periods. The increase of $1.8 million for the seven months ended December 31, 1993, over the comparable 1992 period was attributable to several factors including increases in administrative staff, recruitment of additional sales and pharmacy personnel, and continued commitment to a number of long-term strategic management programs. During the seven months ended December 31, 1993, the Company's nationwide network increased from 100 to 109 radiopharmacies. Six of these radiopharmacies were new openings and three were acquisitions. See Note 2 of Notes to Consolidated Financial Statements.

   The Company continues, as a part of its overall business strategy, to invest in developmental business opportunities. These opportunities require ongoing resources in the areas of operating, selling and administrative expenses.

DEPRECIATION AND AMORTIZATION:

   Depreciation and amortization increased by $1.4 million in the seven month period ended December 31, 1993, from the same period in 1992. The increased dollar amount reflects additional expense in 1993 for the remodeling and relocation program of the Company's field facilities and costs associated with acquisitions and start-up of new radiopharmacies.

ALLIANCE DEVELOPMENT COSTS:

   On December 3, 1993, the Company entered into a long-term supplier distribution agreement with its principal supplier of radio-pharmaceutical products, the Radiopharmaceutical Division of The DuPont Merck Pharmaceutical Company (DuPont Merck). The agreement, which became effective February 1, 1994, replaced an existing supply agreement between the companies which had been in place since 1988. Under the terms of the new agreement, DuPont Merck will rely upon the Company as the primary distribution channel for its radiopharmaceutical products in the United States.

   In connection with this agreement, the Company established a reserve for alliance development costs of $4.5 million during the seven months ended December 31, 1993. These costs, which are expected to result in cash outlays, include $2.8 million related to launch and implementation of the strategic alliance program, $1.1 million of employee-related expenses associated with the consolidation, relocation and reorganization of certain sales and service operations, and $.6 million for incremental accounting, legal and regulatory fees. Accrued alliance development costs of $4.1 million at December 31, 1993, are expected to be utilized throughout 1994 as the strategic alliance is implemented.

INCOME TAXES:

   The provision for income taxes as a percentage of income before taxes decreased to 39.3 percent for the seven months ended December 31,1993, from 39.5 percent for the comparable 1992 period. The decrease in the effective tax rate is due to the continued benefit from state tax planning strategies implemented in 1992.

   In February 1992, Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109) was issued. This Statement required changes in accounting for income taxes from the deferred method (APB
11) to an asset and liability method. The Company adopted the provisions of Statement 109 in the seven months ended December 31, 1993, which increased net income by approximately $1 million for the cumulative effect of a change in method of accounting for income taxes.

RESULTS OF OPERATIONS FISCAL YEARS 1993 AND 1992

NET SALES:

   Consolidated net sales increased to $230.9 million in fiscal 1993, up from the $196.0 million in fiscal 1992, an increase of 17.8 percent. This revenue growth is being fueled primarily by the continued growth in the cardiology market and, to a much smaller extent, by price increases to customers. Cardiology revenue growth is related to the overall penetration of the marketplace by the new cardiology imaging agents introduced two years ago and by new protocols resulting from use of these new products. The Company maintains exclusive distribution rights to these new cardiology imaging agents through its commercial radiopharmacies. Fiscal 1993 reflects a slowing in the rate of net sales growth (from 35 percent in 1992 to 17.8 percent in 1993) due to the penetration of new cardiac imaging agents. Cardiac imaging now constitutes a significant portion of the Company's net sales.

   In addition to the growth from cardiology, the Company has also benefitted from the full year incremental revenue growth associated with the acquisition and start-up of new radiopharmacies in fiscal 1992, the acquisition of three new radiopharmacies in fiscal 1993 and, to a lesser extent, moderate price increases. The Company expects to continue to acquire and start up new radiopharmacies in the future.

   Uncertainty surrounding health care reform has impacted companies providing health care related products and services. Management believes the Company's fiscal 1994 revenue growth may also be impacted by these forces.

GROSS PROFIT:

   The Company's gross profit in fiscal 1993 increased to $77.3 million, an increase of 14.6 percent when compared to fiscal 1992; however, as a percentage of net sales, gross profit declined to 33.5 percent of net sales in the current fiscal year from 34.4 percent of net sales in the prior fiscal year. This decline is attributable to a number of factors. The Company was unable to pass along all of the price increases received from its suppliers due to strong price-based competition. In addition, as the cardiology marketplace expands, the Company's traditional net sales mix is changing. This changing mix delivers a higher volume of dollars to the gross profit line, but at a lesser rate as a percentage of net sales when compared to the Company's traditional radiopharmaceutical margins.

   In addition to those factors mentioned above, the Company's management will continue to be challenged by the competitive marketplace and uncertainty in health care reform.

   The Company continues to implement meaningful new programs designed to improve productivity, efficiency and contain direct costs. Programs designed to improve material utilization and reduce delivery costs figure prominently in the near and longer term strategic focus of the Company. The Company is also focused on contracting with national buying groups in order to stabilize margins and secure business on a longer term basis. Contracts with national buying groups currently represent a significant portion of the Company's annual net sales.

OPERATING, SELLING AND ADMINISTRATIVE EXPENSES:

   Operating, selling and administrative expenses increased 7.7 percent in fiscal 1993 compared to fiscal 1992, but decreased as a percentage of net sales from 25.5 percent to 23.3 percent of net sales. In prior years, the Company made significant investments in infrastructure to improve efficiencies. These investments included additional sales and pharmacy personnel, management at all levels of the organization, training, education and development costs, systems that added value and improved customer service, information and management systems, and the continued upgrading of the pharmacies. All of these investments were designed to support a much larger organization than existed at the time of these investments. With the Company's infrastructure in place, the current year's net sales growth did not require the same level of expenditures.

   Certain strategic management programs were expanded in fiscal 1993. Shortages of qualified professional pharmacists, coupled with the need for a competitive compensation structure, will continue to impact the Company and necessitate the continuation of extensive recruiting efforts. Focused sales and marketing efforts and the continued improvement of management and information systems will continue to be a priority. The Company considers these programs to be of long-term strategic importance and will require the continued commitment of resources in order to maintain a competitive advantage.

   The Company continues, as a part of its overall business strategy, to invest in developmental business opportunities. These opportunities require ongoing resources in the areas of operating, selling and administrative expenses.

DEPRECIATION AND AMORTIZATION:

   Depreciation and amortization in fiscal 1993 increased to $7.2 million or
51.2 percent over $4.7 million in fiscal 1992. The increase is due to a number of factors, although it primarily results from the extensive remodeling and relocation program of the Company's facilities which was initiated in prior years and is expected to continue. The cost of this remodeling and relocation program includes both the physical surroundings and the related furniture and equipment. To a lesser extent, costs associated with acquisitions and start-up of facilities also impacted this category during fiscal 1993.

PROVISION FOR INCOME TAXES:

   The provision for income taxes as a percentage of income before taxes decreased to 39.7 percent in fiscal 1993 from 40.6 percent in fiscal 1992. The decrease in the effective tax rate is due to a slight reduction in state taxes brought about by various state tax planning strategies.

RESULTS OF OPERATIONS FISCAL YEARS 1992 AND 1991

NET SALES:

   The Company's consolidated net sales in fiscal 1992 increased 35 percent to $196 million or $50.8 million over net sales of fiscal 1991. The record increase is due primarily to the substantial growth in radiopharmacy sales which increased 34.5 percent or $47.6 million.

   The increase in the Company's radio-pharmacy sales is being driven primarily by the continued expansion of the cardiology market. The expansion was fueled by the introduction of three new cardiac imaging agents which became available during the Company's fourth quarter in fiscal 1991. The Company maintains exclusive commercial radiopharmacy distribution rights to the three new products, and has been aggressively introducing its services for these products to the medical community. Market penetration of these products during fiscal 1992 was very favorable. In addition to the growth in the cardiology market, the Company's sales benefitted in fiscal 1992 from recording a full year of net sales from the four radiopharmacies acquired during fiscal 1991, and the incremental net sales of one newly-acquired facility and two new start-up radiopharmacies.

GROSS PROFIT:

   The Company's gross profit as a percentage of net sales grew to 34.4 percent in fiscal 1992 compared to 34.1 percent in fiscal 1991. This increase is the result of a variety of factors. Higher dollar value on the new cardiac agents, compared to traditional products, has allowed the Company to gain leverage from its existing labor force. The Company has been successful in many work-related programs including staffing, training and pharmacy design, all of which have reduced turnover and enabled employees to improve both their effectiveness and efficiency. Finally, programs designed to increase utilization of the material component of its products have also contributed to improved margins. These gains have been partially offset by higher material acquisition costs from suppliers, and reduced margins due to changes in the net sales mix of the Company's products.

   The Company has several programs to improve margins through more aggressive pricing and continued efficient use of the material component of its products.

OPERATING, SELLING AND ADMINISTRATIVE EXPENSES:

   Operating, selling and administrative expenses as a percent of net sales increased slightly to 25.5 percent, up from 25.1 percent in fiscal 1991. The Company invested in a number of strategic programs which included improving the structure and effectiveness of the field management, improving customer service with value-added products, information and management systems, and the continued upgrading of field facilities. The penetration of the new cardiac products into the marketplace was accomplished through expanded sales and marketing efforts. In addition, shortages of qualified professional personnel and a very competitive compensation structure continue to necessitate a focused effort on recruiting to maintain an adequate level of staffing and provide for future growth. These programs are long-term in nature and the Company expects to continue to commit resources in order to maintain our competitive advantage.

DEPRECIATION AND AMORTIZATION:

   Depreciation and amortization in fiscal 1992 increased to $4.7 million or 41 percent over $3.3 million in fiscal 1991. The increase is due to the extensive remodeling and relocation program of the Company's facilities which was initiated in prior years.

PROVISION FOR INCOME TAXES:

   The provision for income taxes as a percentage of income before taxes decreased to 40.6 percent in fiscal 1992 from 41.7 percent in fiscal 1991. The decrease in the effective tax rate is due to a slight reduction in state taxes brought about by various state tax planning strategies.

RECENT ACCOUNTING PRONOUNCEMENTS:

   In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (Statement 115). This Statement supersedes Statement No. 12, "Accounting for Certain Marketable Securities." Statement 115 addresses the accounting and reporting for certain investments in debt and equity securities, and expands the use of fair value accounting for these securities. Statement 115 retains the use of the cost method for investments in debt securities when there is intent and ability to hold the securities to maturity.

   Statement 115 is effective for fiscal years beginning after December 15, 1993. Upon adoption in the first quarter of 1994, the Company plans to apply the provisions of the statement without restating prior years' consolidated financial statements. The Company does not expect a material effect on its consolidated financial position upon implementing this new standard.

LIQUIDITY AND CAPITAL RESOURCES:

   The Company's balance sheet was significantly strengthened with the divestiture in May 1993 of the home infusion business with a resulting cash infusion of $9.1 million. The Company had cash, cash equivalents and short-term investments of $18.7 million at December 31, 1993, compared with $20.9 million at May 31, 1993. Working capital remained essentially unchanged at $27.1 million at December 31, 1993. In addition, the Company's line of credit was increased to $20 million from $8 million. Days sales outstanding were 52 days at December 31, 1993, and May 31, 1993. The Company continues expenditures for alliance implementation, acquisition of independent radiopharmacies, start-up of new radiopharmacies, the re-equipping of existing pharmacies and information technology for both internal and customer uses. These programs are expected to continue through fiscal 1994 and will be funded with proceeds from operations.

   The nature of the Company's business is not capital intensive and as new products become available the capital requirement to accommodate these products will be minimal. The Company believes sufficient internal and external capital sources exist to fund operations and future expansion programs.

                                                         CONSOLIDATED BALANCE SHEETS
                                                    (In thousands, except per share data)
                                                                                    DECEMBER 31,                MAY 31,
                                                                                       1993              1993             1992
                                                                                     ________          ________         ________
ASSETS
Current assets:
  Cash and cash equivalents                                                          $ 15,110          $ 19,093         $ 4,900
  Short-term investments                                                                3,590             1,844           5,070
  Accounts receivable, less allowance
   for doubtful accounts of $1,200,
   $1,502, $1,681, respectively                                                        35,052
  Inventory                                                                             4,522             4,569           4,064
  Prepaid taxes                                                                         3,198               --              --
  Other current assets                                                                  2,217               847              69
_______________________________________________________________________________________________________________________________
     Total current assets                                                              63,689            60,731          52,031

Property and equipment, net                                                            25,122            23,362          18,970
Excess of purchase price over net
 assets acquired, net of accumulated
 amortization of $3,373, $3,130,
 $2,721, respectively                                                                  14,123            13,256          13,520
Other                                                                                  11,652             6,604           6,326
________________________________________________________________________________________________________________________________
                                                                                     $114,586          $103,953         $90,847
================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                   $ 20,817          $ 19,858         $ 19,748
  Accrued alliance development costs                                                    4,066               --               --
  Accrued liabilities                                                                   3,073             2,655            2,275
  Accrued wages and related costs                                                       5,332             8,472            6,861
  Federal and state taxes payable                                                         --                619              --
  Current maturities of long-term debt                                                  3,280             1,697            1,868
  Short-term debt                                                                         --                --             1,000
________________________________________________________________________________________________________________________________
    Total current liabilities                                                          36,568            33,301           31,752

Deferred income taxes                                                                     --                353              728
Long-term debt, net of current maturities                                               6,837             4,515            6,008
Stockholders' equity:
  Common stock, $.05 par value; authorized
   20,000 shares, issued and outstanding,
   10,355, 10,191 and 9,979 shares at
   December 31, 1993, May 31, 1993 and 1992,
   respectively                                                                           518               510              499
  Additional paid-in capital                                                           43,786            41,553           38,689
  Employee savings and stock ownership loan
   guarantee                                                                           (2,970)           (3,430)          (4,350)
  Foreign currency translation adjustment                                                 131               139              321
  Retained earnings                                                                    29,716            27,012           17,200
________________________________________________________________________________________________________________________________
    Total Stockholders' equity                                                         71,181            65,784           52,359
================================================================================================================================
                                                                                     $114,586          $103,953          $90,847
================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                                                      CONSOLIDATED STATEMENTS OF INCOME
                                                    (In thousands, except per share data)

                                                                        SEVEN MONTHS ENDED
                                                                            DECEMBER 31,                  YEAR ENDED MAY 31,
                                                                  1993         1992          1993          1992         1991
                                                                  ____         ____          ____          ____         ____
                                                                               (unaudited)

Net sales                                                      $142,237      $131,897     $230,949      $195,989      $145,139
Cost of sales                                                    97,050        88,330      153,643       128,538        95,638
______________________________________________________________________________________________________________________________
     Gross profit                                                45,187        43,567       77,306        67,451        49,501

Operating, selling and administrative expenses                   32,949        31,132       53,879        50,047        36,458
Depreciation and amortization                                     5,248         3,856        7,156         4,734         3,349
Alliance development costs                                        4,500           --           --            --            --
______________________________________________________________________________________________________________________________
     Operating income                                             2,490         8,579       16,271        12,670         9,694

Other income (expense):
     Interest income                                                450           260          614           651           733
     Interest expense                                              (311)         (396)        (613)         (842)         (976)
     Other, net                                                     145           221          622           510           611
______________________________________________________________________________________________________________________________
Other income, net                                                   284            85          623           319           368

Income from continuing operations before income
 taxes and cumulative effect of accounting change                 2,774         8,664       16,894        12,989        10,062
Provision for income taxes                                        1,090         3,422        6,703         5,280         4,192
______________________________________________________________________________________________________________________________
Income from continuing operations before
 cumulative effect of accounting change                           1,684         5,242       10,191         7,709         5,870

Discontinued operations:
     Discontinued operations, net of taxes                          --           (499)        (661)         (810)       (1,115)
     Gain on sale of discontinued operations, net                   --            --           282           --            --
Cumulative effect of change in method
 of accounting for income taxes                                   1,020           --           --            --            --
______________________________________________________________________________________________________________________________
Net income                                                     $  2,704      $  4,743     $  9,812      $  6,899      $  4,755
==============================================================================================================================
Net income per share:
     Income from continuing operations                             $.16         $.49          $.95         $ .70          $.57
     Discontinued operations:
          Discontinued operations, net                              --          (.05)         (.06)         (.07)         (.11)
          Gain on sale of discontinued operations                   --           --            .03           --            --
     Cumulative effect of change in method
      of accounting for income taxes                                .09          --            __            __            __
______________________________________________________________________________________________________________________________
Net income per share                                               $.25         $.44          $.92          $.63          $.46
==============================================================================================================================
Weighted average shares outstanding                              10,762       10,668        10,708        10,865        10,246
==============================================================================================================================

See accompanying Notes to Consolidated Financial Statements.


                                                         CONSOLIDATED STATEMENTS OF
                                                            STOCKHOLDERS' EQUITY
                                                               (In thousands)
                                                                           Employee
                                                                           Savings and    Foreign
                                                              Additional   Stock Owner-   Currency                  Total
                                          Common Stock        Paid-In      ship Loan      Translation   Retained    Stockholders'
                                        Shares      Amount    Capital      Guarantee      Adjustment    Earnings    Equity
                                        ______      ______    __________   ____________   ___________   ________    _____________
BALANCE AT JUNE 1, 1990                 9,666        $483       $35,825     $(6,250)         $201        $ 5,546       $35,805
Issuance of common stock                  180           9           820                                                    829
Tax benefit from the exercise
 of stock options                                                   403                                                    403
Foreign currency translation
 adjustment                                                                                    18                           18
Amortization of loan guarantee                                                  980                                        980
Net income                                                                                                 4,755         4,755
_______________________________________________________________________________________________________________________________

BALANCE AT MAY 31, 1991                 9,846         492        37,048      (5,270)          219         10,301        42,790
Issuance of common stock                  133           7           847                                                    854
Tax benefit from the exercise
 of stock options                                                   794                                                    794
Foreign currency translation
 adjustment                                                                                   102                          102
Amortization of loan guarantee                                                  920                                        920
Net income                                                                                                 6,899         6,899
______________________________________________________________________________________________________________________________

BALANCE AT MAY 31, 1992                 9,979         499        38,689      (4,350)          321         17,200        52,359
Issuance of common stock                  212          11         1,659                                                  1,670
Tax benefit from the exercise
 of stock options                                                 1,205                                                  1,205
Foreign currency translation
 adjustment                                                                                  (182)                        (182)
Amortization of loan guarantee                                                  920                                        920
Net income                                                                                                 9,812         9,812
______________________________________________________________________________________________________________________________

BALANCE AT MAY 31, 1993                 10,191        510        41,553      (3,430)          139         27,012        65,784
Issuance of common stock                   164          8         1,615                                                  1,623
Tax benefit from the exercise
 of stock options                                                   618                                                    618
Foreign currency translation
 adjustment                                                                                    (8)                          (8)
Amortization of loan guarantee                                                  460                                        460
Net income                                                                                                 2,704         2,704
______________________________________________________________________________________________________________________________
BALANCE AT DECEMBER 31, 1993            10,355       $518       $43,786     $(2,970)         $131        $29,716       $71,181
==============================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                                                         CONSOLIDATED STATEMENTS OF
                                                                 CASH FLOWS
                                                               (In thousands)

                                                                  SEVEN MONTHS ENDED
                                                                      DECEMBER 31,                   YEAR ENDED MAY 31,
                                                                  1993          1992          1993          1992        1991
                                                                  ____          ____          ____          ____        ____
                                                                             (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $ 2,704        $4,743      $ 9,812       $ 6,899       $ 4,755
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                                   5,248         3,856        7,156         4,734         3,349
  Provision for losses on receivables                              (302)           49         (179)         (390)          (70)
  Amortization of loan guarantee                                    460           460          920           920           980
  Net gain on assets from discontinued operations                   --            --          (282)          --            --
  Loss on discontinued operations                                   --            --           661           810         1,115
  Cumulative effect of change in method of
   accounting for income taxes                                    1,020           --           --            --            --
  Decrease (increase) in:
   Accounts receivable                                             (372)          477          795        (6,724)       (4,828)
   Inventory                                                         47        (1,441)        (951)         (885)       (1,003)
   Prepaid taxes                                                 (2,580)          --           --            --            --
   Other current assets                                          (1,370)       (2,140)        (713)           54           903
   Other assets                                                  (5,885)         (770)      (1,266)       (1,798)          297
  Increase (decrease) in:
   Accounts payable                                                 959        (3,310)         110         6,500         4,487
   Accrued alliance development costs                             4,066           --           --            --            --
   Accrued liabilities                                              418         2,063         (253)          696        (1,628)
   Accrued wages and related costs                               (3,140)       (1,413)       1,611         1,036          (300)
   Federal and state taxes payable                                 (619)        1,459        1,824           769           260
   Deferred income taxes                                         (1,373)         (116)        (375)         (577)          257
   Foreign currency translation adjustment                           (8)         (101)        (182)          102            18
______________________________________________________________________________________________________________________________
  Net cash provided by (used in) operating activities              (727)        3,676       18,688        12,146         8,592
______________________________________________________________________________________________________________________________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                        (5,538)       (6,047)     (10,646)      (11,220)       (6,230)
  Payments for acquisitions                                      (1,500)         (140)        (563)         (176)         (982)
  Net decrease (increase) in short-term investments              (1,746)          789        3,226         1,620        (3,521)
  Proceeds from sales of discontinued operations                    --            --         9,100           --            --
  Disposition of assets from discontinued operations                --            --        (4,618)          --            --
______________________________________________________________________________________________________________________________
  Net cash used in investing activities                          (8,784)       (5,258)      (3,501)       (9,776)      (10,733)
______________________________________________________________________________________________________________________________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                        1,623         1,387        1,670           854           829
  Proceeds from (repayment of) short-term debt                      --            (10)      (1,000)        1,000           --
  Proceeds from (repayment of) long-term debt                     3,905          (587)      (1,664)       (1,943)       (2,509)
______________________________________________________________________________________________________________________________
  Net cash provided by (used in) financing activities             5,528           790         (994)          (89)       (1,680)
______________________________________________________________________________________________________________________________
  Net increase (decrease) in cash and cash equivalents           (3,983)         (792)      14,193         2,281        (3,821)

  Cash and cash equivalents at beginning of period               19,093         4,900        4,900         2,619         6,440
______________________________________________________________________________________________________________________________
  Cash and cash equivalents at end of period                    $15,110        $4,108      $19,093       $ 4,900       $ 2,619
==============================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                           NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

     The consolidated financial statements of Syncor International Corporation include the assets, liabilities and operations of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's business is primarily compounding, dispensing and distributing radiopharmaceuticals to hospitals and clinics.

Change in Fiscal Year:

     The Company announced a change in its fiscal year-end to December 31 from May 31, beginning with the seven month transition period ended December 31, 1993.

Cash and Cash Equivalents and Short-Term Investments:

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments consist principally of corporate and government bonds and equity securities and are carried at cost, which approximates market value.

Inventory:

     Inventories, consisting of purchased products, are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment:

     Property and equipment are stated at cost and depreciated or amortized on a straight-line basis over the estimated useful lives ranging from two to 15 years.

Excess of Purchase Price Over Net Assets Acquired:

     Goodwill is being amortized over 40 years utilizing the straight-line method.

Foreign Currency Translation:

     Assets and liabilities of foreign operations are translated into U.S. dollars based upon the prevailing exchange rates in effect at the balance sheet date. Foreign exchange gains and losses resulting from these translations are included as a separate component of stockholders' equity. Actual gains or losses incurred on currency transactions in other than the country's functional currency are included in net income currently.

Net Income Per Share:

     Income per share amounts are based upon the weighted average number of shares outstanding during each period adjusted for common stock equivalents.

Reclassifications:

     Certain items in the prior years' consolidated financial statements have been reclassified to conform to the current year's presentation.

Statement of Financial Accounting Standards No. 109:

     In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109). Statement 109 requires a change from the deferred method of accounting for income taxes under APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Effective June 1, 1993, the Company adopted Statement 109 and has reported the cumulative effect of that change in the method of accounting for income taxes in the consolidated statement of income for the seven months ended December 31, 1993.

     Pursuant to the deferred method under APB Opinion 11, which was applied in the fiscal year ended May 31, 1993, and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

Statement of Financial Accounting Standards No. 115:

     In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (Statement 115). This Statement supersedes Statement No. 12, "Accounting for Certain Marketable Securities." Statement 115 addresses the accounting and reporting for certain investments in debt and equity securities, and expands the use of fair value accounting for these securities. Statement 115 retains the use of the cost method for investments in debt securities when there is intent and ability to hold the securities to maturity.

     Statement No. 115 is effective for fiscal years beginning after December 15, 1993. Upon adoption in the first quarter 1994, the Company plans to apply the provisions of the statement without restating prior years financial statements. The adoption of Statement No. 115 is not expected to result in a material change to the Company's consolidated financial position.

Pre-Opening Costs:

     Costs, included in "Other" in the consolidated balance sheets relating to the opening of new radiopharmacies, are deferred and amortized ratably over a 24 month period commencing at the date of opening.

2.  ACQUISITIONS

     During the year, the Company acquired certain net assets of three existing radiopharmacies in Florida and Nebraska for total consideration of approximately $4.9 million. The consideration consisted of $1.5 million in cash and $3.4 million in promissory notes payable over a three- to five-year period.

     These acquisitions have been accounted for as purchases and the purchase price was allocated to fixed assets, non-compete and consulting agreements and goodwill. The results of these operations are included in the Company's consolidated financial statements at December 31, 1993, from the effective date of the acquisition. Pro forma information is not presented since the acquisitions are not material to the accompanying consolidated financial statements.

3.  DISPOSITION OF BUSINESS

     On May 31, 1993, the Company divested itself of nine home infusion sites for $9.1 million in cash and closed four remaining sites. Accordingly, this business segment was classified as a discontinued operation in the consolidated financial statements. All prior periods have been restated to conform to this presentation. Net sales for the home infusion business were $14,116,000, $14,229,000 and $11,573,000 for the three years ended May 31, 1993, 1992 and
1991 respectively.

     The net loss from discontinued operations for the year ended May 31, 1993, included losses from operations up to the measurement date, losses during the phase-out period of $1,212,000 and expenses associated with sale and closure of facilities offset by a net gain on disposal of assets. Net tax benefits of $247,000, $555,000 and $797,000 for the years ended May 31, 1993, 1992 and 1991 respectively were recognized as a result. The remaining net assets are not material.

4.  PROPERTY AND EQUIPMENT, NET

     Depreciation and amortization are provided at rates based on the estimated useful lives of the various assets, principally utilizing the straight-line method. The major classes of property and equipment are:

(In thousands)                                             DECEMBER 31,            MAY 31,
                                                              1993            1993          1992
                                                              ____            ____          ____
Land and buildings                                         $ 3,089          $ 3,089        $ 3,091
Furniture and equipment                                      4,923           30,574         25,924
Leasehold improvements                                      11,364           10,175          7,363
__________________________________________________________________________________________________
                                                            49,376           43,838         36,378
Less accumulated depreciation
 and amortization                                           24,254           20,476         17,408
__________________________________________________________________________________________________
                                                           $25,122          $23,362        $18,970
==================================================================================================

5.  ACCRUED ALLIANCE DEVELOPMENT COSTS

     On December 3, 1993, the Company entered into a long-term supplier distribution agreement with its principal supplier of radiopharmaceutical products, the Radio-pharmaceutical Division of the DuPont Merck Pharmaceutical Company (DuPont Merck). The agreement, which became effective February 1, 1994, replaces an existing supply agreement between the companies which has been in place since 1988. Under the terms of the new agreement, DuPont Merck will rely upon the Company as the primary distribution channel for its radiopharmaceutical products in the United States.

     In connection with this agreement, the Company established a reserve for alliance development costs of $4.5 million during the seven months ended December 31, 1993. Included in these charges are $2.8 million of costs related to launch and implementation of the strategic alliance program, $1.1 million of employee-related expenses associated with the consolidation, relocation and reorganization of certain sales and service operations and $.6 million for incremental accounting, legal and regulatory fees. The remaining reserve of $4.1 million at December 31, 1993 is expected to be used throughout 1994 as the strategic alliance is implemented.

6.  LINE OF CREDIT

     At December 31, 1993, the Company had an unsecured line of credit for short-term borrowings aggregating $20 million, bearing interest at the bank's reference rate (6 percent at December 31, 1993) and expiring on May 1, 1996. The availability of this line of credit, at December 31, 1993, has been reduced by $5.9 million as a result of standby letters of credit. To maintain this line of credit, the Company is required to pay a commitment fee of 1/8 of one percent per annum on the unused portion. The fee is due on April 1, 1994, and quarterly thereafter. There were no amounts outstanding under the line of credit at December 31, 1993.

     The line of credit agreement contains covenants that include requirements to maintain certain financial covenants and ratios (including minimum current ratio, working capital and tangible net worth) and limitations on payments of dividends, new borrowings and purchases of its stock. At December 31, 1993, the Company violated a certain debt covenant and has obtained a bank waiver.

7.  LONG-TERM DEBT

     The Company's long-term debt was as follows:

(In thousands)                                                  DECEMBER 31,        MAY 31,
                                                                   1993         1993       1992
                                                                   ____         ____       ____
Capital lease obligations, payable in varying
 installments through 1999, with interest rates
 ranging from 10.5% to 12%                                      $ 2,001        $2,145     $2,946
Notes payable, unsecured, payable in
 installments through 1999, with effective
 interest rates ranging from 6% to 12.75%                         3,569           637      1,030
Notes payable, unsecured, payable in
 installments through 1997 with a floating
 interest rate of either the lower of prime,
 LIBOR, or six month Treasury bill rates
 plus 1.4%                                                        2,970         3,430      4,350
Notes payable, secured, payable in
 installments through 2000 with a non-interest
 bearing rate, net of unamortized discount
 of $413 at 6%                                                    1,577           --         --
_________________________________________________________________________________________________
                                                                 10,117         6,212      7,876

Less current maturities of long-term debt                         3,280         1,697      1,868
_________________________________________________________________________________________________
Long-term debt, net of current maturities                       $ 6,837        $4,515     $6,008
=================================================================================================

     At December 31, 1993, long-term debt maturing over the next five years is as follows: 1994, $3,280,000; 1995, $1,982,000; 1996, $2,013,000; 1997,
$1,124,000; 1998, $1,172,000, and thereafter, $546,000.

     Interest paid was $268,000 and $280,000 for the seven months ended December 31, 1993 and 1992 (unaudited), and $601,000, $806,000 and $1,046,000 for years ended May 31, 1993, 1992 and 1991, respectively.

8.  INCOME TAXES

     As discussed in Note 1, the Company adopted Statement 109 as of June 1, 1993. The cumulative effect of this change in method of accounting of $1,020,000 is determined as of June 1, 1993 and is reported separately in the consolidated statement of income for the seven month period ended December 31, 1993. Prior years financial statements have not been restated to apply the provisions of Statement 109. Total income tax expense for the seven months ended December 31, 1993 was allocated as follows (in thousands):



Income from continuing operations                                  $1,090
Stockholders' equity for compensation expense for
 tax purposes in excess of amounts recognized for
 financial reporting purposes                                        (618)
                                                                   ______
                                                                   $  472
                                                                   ======

Income tax expense (benefit) attributable to income from continuing operations consisted of:

(In thousands)                             SEVEN MONTHS ENDED                YEAR ENDED
                                              DECEMBER 31,                     MAY 31,
                                           1993        1992           1993      1992      1991
                                           ____        ____           ____      ____      ____
                                                    (unaudited)
Current:
  Federal                                 $  717      $3,093         $6,411    $4,456    $2,472
  State                                       48         585          1,240     1,152     1,006
_________________________________________________________________________________________________
                                             765       3,678          7,651     5,608     3,478


Deferred:
  Federal                                    241        (219)          (800)     (269)      740
  State                                       84         (37)          (148)      (59)      (26)
_________________________________________________________________________________________________
                                             325        (256)          (948)     (328)      714
_________________________________________________________________________________________________
                                          $1,090      $3,422         $6,703    $5,280    $4,192
=================================================================================================

     The amounts differed from the amounts computed by applying the federal income tax rate of 34 percent (35 percent for the seven months ended December 31, 1993) to pretax income from continuing operations as a result of the following:

(In thousands)                            SEVEN MONTHS ENDED                 YEAR ENDED
                                              DECEMBER 31,                     MAY 31,
                                           1993        1992           1993      1992      1991
                                           ____        ____           ____      ____      ____
                                                    (unaudited)
Federal income taxes at
 "expected" rate                          $  971      $2,946         $5,744    $4,416    $3,421
Increase (reduction) in income
 taxes resulting from:
   Tax exempt interest                       (29)        (10)           (45)      (68)      (51)
   Amortization of intangible assets          84          80            139       101       130
   State taxes, net of Federal benefit        86         350            721       721       647
   Utilization of general business
    credits                                  (10)        --             --        --        (40)
   Other                                     (12)         56            144       110        85
_________________________________________________________________________________________________
                                          $1,090      $3,422         $6,703    $5,280    $4,192
=================================================================================================

     For the seven months ended December 31, 1993, deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities. Temporary differences which give rise to a significant portion of deferred tax expense (benefit) are presented on the following page. For the seven months ended December 31, 1992, and for the years ended May 31, 1993, May 31, 1992, and May 31, 1991, deferred income tax expense results from timing differences in the recognition of income and expense for income tax and financial reporting purposes. The sources and tax effects of those timing differences are also presented on the following page.

(In thousands)                            SEVEN MONTHS ENDED                 YEAR ENDED
                                              DECEMBER 31,                     MAY 31,
                                           1993        1992           1993      1992      1991
                                           ____        ____           ____      ____      ____
                                                    (unaudited)
Net operating losses                      $ --         $ --           $ 12     $ (65)    $  --
Depreciation and amortization              (22)         (26)           (81)       57      (173)
Allowances and other reserves              256         (140)          (880)     (280)       34
General business credits                    --           --             --        --       813
Other, net                                  91          (90)             1       (40)       40
_______________________________________________________________________________________________
                                          $325        $(256)         $(948)    $(328)    $ 714
===============================================================================================

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1993, are presented below (in thousands):


DEFERRED TAX ASSETS:
  Compensated absences, principally due to
  accrual for financial reporting purposes                    $   632
  Accounts receivable, due to allowance for
   doubtful accounts                                              472
  Accrued liabilities, primarily due to
   self-insurance accrual and reserve for
   alliance costs for financial reporting
   purposes                                                       921
  Deferred compensation, due to accrual for
   financial reporting purposes                                   577
  Other                                                            13

_____________________________________________________________________
    Total gross deferred tax assets                             2,615

DEFERRED TAX LIABILITIES:
  Plant and equipment, principally due to
   difference in depreciation and lease
   capitalization                                                 903
  Other assets, principally due to difference
   in intangible capitalization and amortization
   for income tax and financial reporting purposes              1,427
_____________________________________________________________________
    Total gross deferred tax liabilities                        2,330
_____________________________________________________________________
  Net deferred tax asset                                       $  285
=====================================================================

     Income tax payments amounted to $4,056,000, $2,607,000, $4,753,000,
$4,514,000 and $2,902,000 for the seven months ended December 31, 1993, and 1992 (unaudited), and for the years ended May 31, 1993, 1992 and 1991, respectively.

9.  COMMITMENTS

     The Company leases facilities, vehicles and equipment with terms ranging from three years to 15 years. The majority of property leases contain renewal options and some have escalation clauses for increases in property taxes, Consumer Price Index and other items.

     The Company leases a building and certain items of equipment under capital leases which had an approximate cost of $3,744,000 at December 31, 1993 and May 31, 1993, and $4,023,000 at May 31, 1992, and accumulated depreciation of $2,357,000, $2,185,000 and $2,111,000, respectively. The Company was not utilizing this building and accordingly sublet this building to a third party for the balance of the lease term.

     Future minimum lease payments under capital leases and noncancellable operating leases with terms greater than one year and related sublease income were as follows at December 31, 1993:

                                                       CAPITAL           OPERATING          SUBLEASE
                                                       LEASES             LEASES             INCOME
                                                       _______           _________          ________
Year ending December 31,
1994                                                   $  496             $ 5,545            $  203
1995                                                      496               4,997               190
1996                                                      496               4,306               190
1997                                                      496               2,992               175
1998                                                      496               1,897               166
Remainder                                                 248               1,542                97
                                                       ______             _______            ______
                                                        2,728             $21,279            $1,021
                                                                          =======            ======
Less amount representing interest                         727
                                                       ______
Present value of net minimum lease payments            $2,001
                                                       ======

     Rental expense under operating leases was $3,208,000 and $2,152,000, for the seven months ended December 31, 1993, and 1992 (unaudited), and $4,861,000, $3,868,000 and $3,321,000 for years ended May 31, 1993, 1992 and 1991, respectively.

10.  STOCK OPTIONS AND RIGHTS

     Options to purchase common stock have been granted under various plans to officers, directors and other key employees at prices equal to the fair market value at date of grant. At December 31, 1993, 493,800 shares are reserved for issuance under the various plans. A summary of employee stock options is as follows:

                                                                 NUMBER            PRICE RANGE
(In thousands, except per share data)                           OF SHARES           PER SHARE
Outstanding at June 1, 1990                                      1,372        $ 3.90    -   $ 7.92
Granted                                                            405        $ 8.90    -   $ 9.12
Exercised                                                         (183)       $ 3.90    -   $ 6.58
Cancelled                                                         (163)       $ 4.80    -   $ 6.54
__________________________________________________________________________________________________
Outstanding at May 31, 1991                                      1,431        $ 3.90    -   $ 9.12
Granted                                                            680        $15.25    -   $26.50
Exercised                                                         (119)       $ 3.90    -   $ 9.13
Cancelled                                                          (44)       $ 5.40    -   $21.75
__________________________________________________________________________________________________
Outstanding at May 31, 1992                                      1,948        $ 3.90    -   $26.50
Granted                                                             66        $17.12    -   $23.75
Exercised                                                         (204)       $ 3.90    -   $21.75
Cancelled                                                          (50)       $ 4.15    -   $21.75
__________________________________________________________________________________________________
Outstanding at May 31, 1993                                      1,760        $ 4.75    -   $26.50
Granted                                                            205        $17.12    -   $21.00
Exercised                                                         (164)       $ 5.28    -   $21.00
Cancelled                                                          (40)       $ 9.12    -   $21.75
__________________________________________________________________________________________________
Outstanding at December 31, 1993                                 1,761        $ 4.75    -   $26.50
==================================================================================================
Exercisable at December 31, 1993                                 1,005
==================================================================================================

     The Company derives a tax benefit from the options exercised and sold by employees and as such the benefit is credited to additional paid-in capital when realized.

     In November 1989, the Company made a rights distribution of one common share purchase right on each outstanding share of common stock. When exercisable, each right will entitle its holder to buy from the Company one-fourth of a share of the Company's common stock at a price of $5 per share subject to adjustment (the "Purchase Price"). The rights expire on September 30, 1999. With certain exceptions, subject to the approval of the Board of Directors, the rights will become exercisable if a person has acquired or makes an offer, the consummation of which will result in beneficial ownership of 20 percent or more of the Company's general voting power ("Acquiring Person"). At such time (the "Distribution Date"), the rights will be evidenced by the certificates representing the common shares and will be transferred with and only with the common shares. Except for certain transactions approved by the Board of Directors, in the event: (i) the Company is acquired in a merger; (ii) 50 percent or more of its consolidated assets or earning power are sold; or
(iii) any person becomes an Acquiring Person, proper provisions shall be made so that each holder of the right (other than rights beneficially owned by the Acquiring Person) receive, upon the exercise thereof at the adjusted exercise price of the right, which shall be four times the Purchase Price, that number shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the adjusted exercise price of the right.

11.  EMPLOYEE BENEFIT PLAN

     On July 31, 1986, the Company adopted a defined contribution 401(k) plan. The plan is open to all employees who are 21 years of age and have a minimum of twelve consecutive months of service. In 1989, the Company's Board of Directors amended the plan to an Employee Savings and Stock Ownership Plan (ESSOP) to allow the plan to purchase one million of the Company's shares through a leveraged employee stock ownership plan transaction. In connection with this transaction, the Company has guaranteed the repayment of the ESSOP loan which has an outstanding balance of $3.0 million at December 31, 1993. Prior to the ESSOP transaction, participants were able to contribute one percent to 10 percent of their compensation to the plan. The Company made matching contributions to 50 percent of the employees' contributions up to a maximum of four percent of the employees' compensation. Matching contributions were used to purchase Company stock.

     With the adoption of the ESSOP, participants may contribute one percent to ten percent of their compensation to 401(k) investment options and an additional two percent of their compensation to purchase Company stock. The Company may make discretionary matching contributions to 50 percent of the employees 401(k) investment contributions up to a maximum of four percent of the employees' compensation and may make discretionary matching contributions to 100 percent of the employees' Company stock purchases up to two percent of the employees' compensation. The Company's matching contribution will be made in the form of Company common stock and will come from the one million shares of Company stock which the plan purchased during 1989. The number of shares of stock available to match employee contributions is directly related to the amount of principal and interest payments made on the ESSOP loan. Once the number of available shares is determined, the Company will match the employees' contributions as described above by determining the fair market value of the available stock. The remainder of any shares not allocated after all matching is complete will be allocated to all eligible employees based on relative compensation.

     Participants are fully and immediately vested in employee contributions and vest in employer contributions over a five-year period.

     The Company's contribution during the seven months ended December 31, 1993, amounted to $546,000 of which $460,000 was used to pay down principal on the ESSOP loan and $86,000 to pay interest. For the years ended May 31, 1993, 1992 and 1991, contributions to the ESSOP amounted to $1,098,000, $1,214,000 and $1,511,000 respectively, and were used to satisfy principal and interest obligations in those years.

12.  LITIGATION AND CONTINGENCIES

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


13.  SELECTED QUARTERLY RESULTS OF OPERATIONS

     Unaudited calendar quarterly data is summarized below:

(In thousands, except
  per share data)                   MAR. 31      JUN. 30      SEPT. 30      DEC. 31(1)      1993(1)
                                    _______      _______      ________      _______         ____
Net sales                           $59,749      $59,656      $60,356       $61,528       $241,289
Gross profit                         20,255       20,042       20,537        18,092         78,926
Income (loss):
 Continuing operations                2,589        3,122        2,961        (2,039)         6,633
 Discontinued operations               (447)         567          --            --             120
 Cumulative effect of
  accounting change                     --           --           --          1,020          1,020
___________________________________________________________________________________________________
Net income (loss)                   $ 2,142      $ 3,689      $ 2,961       $(1,019)      $  7,773
===================================================================================================
Income (loss) per share:
 Continuing operations               $ .24         $.29         $.28          $(.19)          $.62
 Discontinued operations              (.04)         .05           --            --             .01
 Cumulative effect of
  accounting change                     --           --           --           . 09            .09

Net income (loss)                    $ .20         $.34         $.28          $(.10)          $.72

Weighted average
 shares outstanding                 10,749       10,729       10,779         10,860         10,779
===================================================================================================

(In thousands, except
  per share data)                   MAR. 31      JUN. 30      SEPT. 30      DEC. 31         1992
                                    _______      _______      ________      _______         ____
Net sales                           $52,894      $55,431      $55,411       $57,434       $221,170
Gross profit                         18,813       19,100       18,831        18,515         75,259
Income:
 Continuing operations                2,896        2,521        2,278         2,174          9,869
 Discontinued operations               (219)        (227)        (269)         (255)          (970)
___________________________________________________________________________________________________
Net income                          $ 2,677      $ 2,294      $ 2,009       $ 1,919       $  8,899
===================================================================================================
Income (loss) per share:
 Continuing operations                $ .27        $ .24        $ .21         $ .20          $ .92
 Discontinued operations               (.02)        (.02)        (.03)         (.02)          (.09)
___________________________________________________________________________________________________
Net income                            $ .25        $ .22        $ .18         $ .18          $ .83
===================================================================================================
Weighted average
 shares outstanding                  10,757       10,591       10,666        10,717         10,683
===================================================================================================

(1) Includes a charge for alliance development costs of $4,500 (or $.26 per share).

                                   REPORTS

INDEPENDENT AUDITORS' REPORT:


The Board of Directors and Stockholders
Syncor International Corporation

We have audited the accompanying consolidated balance sheets of Syncor International Corporation as of December 31, 1993, May 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity and cash flows for the seven month period ended December 31, 1993, and for each of the years in the three-year period ended May 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Syncor International Corporation and Subsidiaries as of December 31, 1993, May 31, 1993 and 1992, and the results of their operations and their cash flows for the seven month period ended December 31, 1993, and for each of the years in the three-year period ended May 31, 1993, in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 8 to the consolidated financial statements, the Company changed its method of accounting for income taxes in the seven month period ended December 31, 1993 to adopt the provisions of the Financial Accounting Standards Board's Statement No. 109, "Accounting for Income Taxes."



KPMG Peat Marwick
Los Angeles, California
March 10, 1994


MANAGEMENT'S REPORT:

The management of Syncor International Corporation is responsible for the consolidated financial statements and all other information presented in this report. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances and, therefore, included in the consolidated financial statements are certain amounts based on management's informed estimates and judgments. Other financial information in this report is consistent with that in the consolidated financial statements. The consolidated financial statements have been examined by Syncor International Corporation's independent certified public accountants and have been reviewed by the Audit Committee of the Board of Directors.



                           CORPORATE INFORMATION

OFFICERS:

Monty Fu
Chairman of the Board

Gene R. McGrevin
President and Chief Executive Officer

Robert G. Funari
Executive Vice President and Chief Operating Officer

Michael A. Piraino
Senior Vice President and Chief Financial Officer

Jack L. Coffey
Vice President, Syncor Pharmacy Services

Sheila H. Coop
Vice President, Human Resources

Richard E. Keesee
Vice President, Quality & Regulatory

William A. Kemmel, Jr
Vice President and General Counsel

Michael E. Mikity
Vice President and Chief Information Officer

Charles A. Smith
Vice President, Corporate Development

BOARD OF DIRECTORS:

Monty Fu
Chairman of the Board

Gene R. McGrevin
President and Chief Executive Officer

George S. Oki
Chairman of the Board, Meta Information Services, Inc.

Joseph Kleiman
Retired Executive, Financial Consultant

Arnold E. Spangler
Private Investor, Financial Consultant

Steven B. Gerber, M.D.
Senior Vice President
Oppenheimer and Co.

Henry N. Wagner, Jr., M.D.
Professor of Medicine and
Director of Nuclear Medicine,
The Johns Hopkins Medical Institutions

Gail R. Wilensky, Ph.D.
Senior Fellow, Project HOPE,
former HCFA Administrator and
Deputy Assistant to President Bush


Inquiries -

Shareholders, interested investors and investment professionals are invited to contact the Company for further information throughout the year.

Annual Meeting -

The Company's Annual Meeting of Shareholders will be held at 1:00 pm, Tuesday, May 10, 1994, at the Harbor Court Hotel, 550 Light Street, Baltimore, MD 21202. Shareholders of record on March 11, 1994, are invited to attend and vote at that meeting.

Form 10-K -

To receive a copy of the Company's Annual Report or form 10-K, filed with the Securities and Exchange Commission, contact the Corporate Headquarters, Syncor International Corporation, 20001 Prairie Street, Chatsworth, California 91311.

Market for the Registrant's Common Equity and Related Stockholder Matters -

The Company's common stock is quoted on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol SCOR.

Set forth are the ranges of daily high and low last sales prices for the Company's common stock for the periods indicated, as reported by the National Quotations Bureau, Inc. These prices represent quotations between dealers in securities, do not include retail markdowns or commissions, and do not necessarily represent actual transactions.

Quarterly Stock Price Data -


                                    1993                         1992
                             High           Low           High          Low
                             ____           ___           ____          ___
First Quarter               $25 5/8       $16 3/4        $32           $23 1/2
Second Quarter              $21 1/4       $16            $24 1/4       $16
Third Quarter               $22 1/2       $14 7/8        $22 1/2       $14 7/8
Fourth Quarter              $22 1/2       $15 1/4        $25 3/4       $18 1/2
On March 11, 1994, the closing price of Syncor's Common Stock was $20 3/8.

Independent Auditors -

KPMG Peat Marwick
725 South Figueroa Street
Los Angeles, California 90017

Transfer Agent and Registrar -

Stockholders wishing to report a change of address may forward details, including both the old and new address to:

American Stock Transfer & Trust Company
40 Wall Street, 46th Floor
New York, New York 10005
(212) 936-5100

Stock Market Information -

Stock price quotations are printed daily in major newspapers, including the WALL STREET JOURNAL. As of March 11, 1994, there were 10,527,834 shares of common stock outstanding. Shareholders of record at that date amount to 1,588. The Company has not paid cash dividends on its stock and has no current intention of paying cash dividends in the foreseeable future.