Form 10-Q
period 1993-11-30
SYNCOR INTERNATIONAL CORP /DE/
filed 1994-05-16
CIK 202763

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


                          __________________________



For Quarter Ended March 31, 1994              Commission File Number 0-8640


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

                                     Yes  X   No
                                     ___      ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 31, 1994 10,545,483 shares of $0.05 par value common stock were outstanding.

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                     INDEX




Part I.    Financial Information

  Item 1.  Consolidated Condensed Financial Statements
                                                                          Page
                                                                          ____
           Balance Sheets as of
             March 31, 1994 and December 31, 1993...........................2

           Statements of Income for three months
             ended March 31, 1994 and 1993..................................3

           Statements of Cash Flows for three months
             ended March 31, 1994 and 1993..................................4

           Notes to Consolidated Condensed Financial Statements.............5

  Item 2.  Management's Discussion and Analysis of Financial Condition......7


Part II.   Other Information................................................9

SIGNATURE..................................................................10

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                     (in thousands, except per share data)



                                                    March 31,    December 31,
                                                      1994          1993
                                                  ____________     _______
                                                   (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                          $ 18,456      $ 15,110
  Short-term investments                                1,599         3,590
  Accounts receivable, net                             45,055        35,052
  Inventory                                             5,398         4,522
  Prepaids and other current assets                     6,831         5,415
                                                     ________      ________
    Total current assets                               77,339        63,689

Property and equipment, net                            26,172        25,122

Excess of purchase price over net assets
   acquired, net                                       14,004        14,123
Other assets                                           10,199        11,652
                                                     ________      ________
                                                     $127,714      $114,586
                                                     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $ 36,996      $ 20,817
  Accrued alliance development costs                    1,083         4,066
  Accrued liabilities                                   2,172         3,073
  Accrued wages and related costs                       4,167         5,332
  Current maturities of long-term debt                  1,946         3,280
                                                     ________      ________
    Total current liabilities                          46,364        36,568
                                                     ________      ________

Long-term debt, net of current maturities               6,142         6,837

Stockholders' equity:
  Common stock, $.05 par value                            527           518
  Additional paid-in capital                           45,409        43,786
  Employee stock ownership loan guarantee              (2,659)       (2,970)
  Foreign currency translation adjustment                 125           131
  Retained earnings                                    31,806        29,716
                                                     ________      ________
    Net stockholders' equity                           75,208        71,181
                                                     ________      ________
                                                     $127,714      $114,586
                                                     ========      ========



See notes to consolidated condensed financial statements.

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                       Consolidated Condensed Statements of Income
                     (in thousands, except per share data)



                                                  Three Months Ended March 31,

                                                  ___________________________
                                                      1994           1993
                                                      ____           ____
                                                          (Unaudited)

Net sales                                            $74,800        $59,749

Cost of sales                                         56,379         39,494
                                                     _______        _______
  Gross profit                                        18,421         20,255

Operating, selling and administrative expenses        15,103         16,265
                                                     _______        _______
  Operating income                                     3,318          3,990

Other income, net                                        126            285
                                                     _______        _______
Income from continuing operations before
  income taxes and discontinued operations             3,444          4,275

Provision for income taxes                             1,354          1,686
                                                     _______        _______
Income from continuing operations before
  discontinued operations                              2,090          2,589

Discontinued operations, net of taxes                      -           (447)
                                                     _______        _______
Net income                                           $ 2,090        $ 2,142
                                                     =======        =======


Net income per share:
  Income from continuing operations                    $ .19          $ .24
  Discontinued operations, net                             -           (.04)
                                                       _____          _____
Net income per share                                   $ .19          $ .20
                                                       =====          =====

Weighted average shares outstanding                   10,981         10,749
                                                      ======         ======


See notes to consolidated condensed financial statements.

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows
                                (in thousands)



                                                 Three Months Ended March 31,
                                                 ____________________________
                                                      1994           1993
                                                      ____           ____
                                                          (Unaudited)

Cash flows from operating activities:

  Net income                                        $ 2,090         $2,142

  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                     2,583          2,018
    Amortization of ESSOP loan guarantee                311            230
    Decrease (increase) in:
      Accounts receivables, net                     (10,003)           143
      Inventory                                        (876)           456
      Other current assets                           (2,220)          (354)
      Other assets                                    1,572         (1,412)
    Increase (decrease) in:
      Accounts payable                               16,179            960
      Accrued alliance development costs             (2,983)             -
      Accrued liabilities                              (901)           (84)
      Accrued wages and related costs                (1,165)           352
      Foreign currency translation adjustment            (6)           (16)
                                                    _______         ______

      Net cash provided by operating activities       4,581          4,435
        activities                                  _______         ______



Cash flows from investing and financing activities:

  Purchase of property and equipment, net            (2,829)        (1,409)
  Decrease in short-term investments                  1,991            239
  Issuance of common stock                            1,632              3
  Repayment of long-term debt                        (2,029)        (1,771)
                                                    _______         ______
      Net cash used in investing and
        financing activities                         (1,235)        (2,938)
                                                    _______         ______
  Net increase in cash and cash equivalents           3,346          1,497

  Cash and cash equivalents at beginning of period   15,110          4,108
                                                    _______         ______
  Cash and cash equivalents at end of period        $18,456         $5,605
                                                    =======         ======


See notes to consolidated condensed financial statements.

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Condensed Financial Statements



1. GENERAL. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the three months ended March 31, 1994, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report and Form 10K for the transition period ended December 31, 1993.

2. CHANGE IN FISCAL YEAR. The Company announced a change in its fiscal year-end to December 31 from May 31, beginning with the seven month transition period ended December 31, 1993. The calendar quarters of 1993 have been restated to reflect comparable periods.

3. DISCONTINUED OPERATIONS. On May 31, 1993, the Company completed the divestiture of a minor segment of its business, referred to as its Home Infusion business. The Company's consolidated statements of income reflected a net loss from discontinued operations of $.4 million for the three months ended March 31, 1993.

4. ACCRUED ALLIANCE DEVELOPMENT COSTS. On December 3, 1993, the Company entered into a long-term supplier distribution agreement (the Strategic Alliance) with its principal supplier of radiopharmaceutical products, the Radiopharmaceutical Division of the DuPont Merck Pharmaceutical Company (DuPont Merck). The agreement, which became effective
    February 1, 1994, replaced an existing supply agreement between the companies which has been in place since 1988. Under the terms of the new agreement, DuPont Merck will rely upon Syncor as the primary distribution channel for its radiopharmaceutical products in the United States.

    In connection with this agreement, the Company established a reserve for alliance development costs of $4.5 million during the seven months ended December 31, 1993. Included in these charges were $2.8 million of costs related to launch and implementation of the strategic alliance program, $1.1 million of employee-related expenses associated with the consoli-dation, relocation and reorganization of certain sales and service operations and $.6 million for incremental accounting, legal and regulatory fees.

    Cash outlays for the first calendar quarter of 1994 amounted to approxi-mately $2.9 million. The remaining reserve of $1.1 million at March 31, 1994 is expected to be used during 1994 as the strategic alliance is implemented.

5. STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 115. In May 1993, the Financial Accounting Standard Board issued Statement of Financial Account-ing Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (Statement 115). This Statement supersedes Statement No. 12, "Accounting for Certain Marketable Securities". Statement 115 addresses the accounting and reporting for certain investments in debt and equity securities, and expands the use of fair value accounting for these securities. Statement 115 retains the use of the cost method for investment in debt securities when there is intent and ability to hold the securities to maturity. Statement No. 115 is effective for fiscal years beginning after December 15, 1993.

    The Company adopted Statement 115 in the first quarter of calendar 1994. However, the adoption of this Statement is determined to be immaterial and is not reported separately in the consolidated financial statements.

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations



Net Sales
_________

Consolidated net sales for the first quarter of 1994 rose 25.2% or $15.1 million to $74.8 million versus $59.8 million for the first calendar quarter of 1993. The Company's net sales growth for the quarter is primarily the result of activity associated with the Strategic Alliance entered into with its principal supplier of radiopharmaceutical products, as discussed in
Note 4 of Notes to Consolidated Condensed Financial Statements. Net sales growth also continues to be the result of an increase in the cardiology sector of nuclear medicine, the opening and acquisition of new pharmacies and increased market share, offset by aggressive price competition, including a strategic decision to reduce the price of the Company's largest single product. This price reduction was deemed necessary as part of a product penetration strategy prior to the expected introduction of a competing cardiac imaging agent later on this year. In addition, the Company has noticed a decline in the volume and pricing of some of its core (noncardiology) products due to what appears to be the result of changes in certain physician practice patterns.


Gross Profit
____________

Gross profit for the first quarter of 1994 decreased to $18.4 million down from $20.3 million for the comparable 1993 period. Gross profit as a percentage of net sales also declined during the current quarter to 24.6% versus 33.9% in 1993.

The decline in the gross profit percentage is attributable to a number of factors. These factors include aggressive price competition in many key markets, material cost increases and initial lower margins (as expected) as a result of the implementation of the Strategic Alliance with DuPont Merck. Material costs, as a percentage of pharmacy sales, have been rising due to price increases from suppliers. Current government focus on health care cost containment, as well as aggressive price competition, has made it difficult to cover these costs through price increases. In response to health care reform pressures and overall changes in the market, the Company made a strategic decision in the recent quarter to reduce the pricing of its largest single product in order to increase market penetration, as discussed above.

The Company anticipates most of these trends to continue throughout the balance of the year. The Company continues to invest in the start-up and opening of new central radiopharmacies. These pharmacies have a dilutive effect on gross margin until they reach a certain level of net sales.

Operating, Selling and Administrative Expenses
______________________________________________

Operating, selling and administrative expenses decreased 7.1% for the first quarter or $1.2 million to $15.1 million and declined as a percentage of sales to 20.2% from 27.2% for the same period of 1993.

This decrease reflects the Company's continued success in its efforts to tightly control operating expenses. During the quarter, the Company was able to produce a significant increase in net sales without corresponding increases in operating expenses.

The Company continues, as a part of its overall business strategy, to invest in developmental business opportunities. These opportunities require ongoing resources in the area of operating, selling and administrative expenses.

Liquidity and Capital Resources
_______________________________

The Company's balance sheet was significantly strengthened with the divestiture of the Home Infusion Services Division which was completed at the end of fiscal 1993 (May 31, 1993). The divestiture resulted in a cash infusion of $9.1 million.

The Company had cash, cash equivalents and short-term investments of $ 20.1 million at March 31, 1994, compared with $18.7 million at December 31, 1993. Working capital increased $3.9 million to $31 million while the current ratio decreased to 1.67 from 1.74. Days Sales Outstanding increased to 54 days at March 31, 1994 compared to 52 days at December 31, 1993.

The Company continues expenditures for the alliance implementation, acquisi-tion of independent radiopharmacies, start-up of new radiopharmacies, the re-equipping of existing radiopharmacies and information technology for both internal and customer uses. These programs are expected to continue through 1994 and will be funded with proceeds from operations. The Company expects its overall cash position to decline somewhat in the upcoming quarters as the Strategic Alliance is fully implemented.

The nature of the Company's business is not capital intensive and, as new products become available, the capital requirement to accommodate these products will be minimal. The Company believes sufficient internal and external capital sources exist to fund operations and future expansion programs. The were no borrowings outstanding on the line of credit at March 31, 1994 and December 31, 1993.

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES



Part II.  OTHER INFORMATION

None.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SYNCOR INTERNATIONAL CORPORATION
                                                       (Registrant)



March 16, 1994                          By:  /s/ Michael A. Piraino
                                             ____________________________
                                             Michael A. Piraino
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial/Accounting
                                             Officer)