Form 10-Q
period 1994-06-30
SYNCOR INTERNATIONAL CORP /DE/
filed 1994-08-09
CIK 202763

========================================================================



                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549



                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934






FOR QUARTER ENDED JUNE 30, 1994                 COMMISSION FILE NUMBER 0-8640



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


                                    YES  X   NO
                                        ___     ___


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 30, 1994 10,551,536 shares of $.05 par value common stock were outstanding.

========================================================================

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                   INDEX
                                   _____



                                                                        Page
                                                                        ____

Part I.    Financial Information

  Item 1.  Consolidated Condensed Financial Statements

           Balance Sheets as of
             June 30, 1994 and December 31, 1993. . . . . . . . . . . . .  2

           Statements of Income for three months
             ended June 30, 1994 and 1993. . . . . . . . . . . . . . . . . 3

           Statements of Income for six months
             ended June 30, 1994 and 1993. . . . . . . . . . . . . . . . . 4

           Statements of Cash Flows for six months
             ended June 30, 1994 and 1993. . . . . . . . . . . . . . . . . 5

           Notes to Consolidated Condensed Financial Statements. . . . . . 6

  Item 2.  Management's Discussion and Analysis of Financial Condition. . .7


Part II.   Other Information. . . . . . . . . . . . . . . . . . . . . . .  9

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

                SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                       (in thousands, except per share data)

                                             JUNE 30,             DECEMBER 31,
                                               1994                   1993
                                           ___________          _____________
                                            (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents               $ 12,576                  $ 15,110
     Short-term investments                     1,655                     3,590
     Accounts receivable, net                  51,057                    35,052
     Inventory                                  6,473                     4,522
     Prepaids and other current assets          5,492                     5,415
                                              ________                  ________

          Total current assets                 77,253                    63,689
Property and equipment, net                    26,825                    25,122

Excess of purchase price over net assets
     acquired, net                             13,884                    14,123
Other assets                                   10,262                    11,652
                                              _______                  ________

                                              $128,224                  $114,586
                                              ========                  =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                        $ 35,218                  $ 20,817
     Accrued alliance development costs           410                     4,066
     Accrued liabilities                        2,950                     3,073
     Accrued wages and related costs            4,675                     5,332
     Federal and state taxes payable            1,112                         -
     Short-term debt                              500                         -
     Current maturities of long-term debt       2,084                     3,280
                                              ________                  ________

          Total current liabilities            46,949                    36,568
                                              ________                  ________


Long-term debt, net of current maturities       5,911                     6,837

Stockholders' equity:
     Common stock, $.05 par value                 528                       518
     Additional paid-in capital                44,637                    43,786
     Unrealized loss on investments               (32)                        -
     Employee stock ownership loan guarantee   (2,417)                   (2,970)
     Foreign currency translation adjustment       98                       131
     Retained earnings                         32,550                    29,716
                                              ________                  ________

          Net stockholders' equity             75,364                    71,181
                                              ________                  ________


                                             $128,224                  $114,586
                                             ========                  ========
See notes to consolidated condensed financial statements.

                  SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                        (in thousands, except per share data)




                                                 THREE MONTHS ENDED JUNE 30,
                                              __________________________________
                                                1994                 1993
                                                ____                 ____
                                                       (UNAUDITED)

Net sales                                      $81,888              $59,656

Cost of sales                                   64,873               39,614
                                               _______              _______

     Gross profit                               17,015               20,042

Operating, selling and administrative expenses  15,788               15,106
                                               _______              _______

     Operating income                            1,227                4,936

Other income, net                                   52                  278
                                              ________             ________

Income from continuing operations before
     income taxes and discontinued operations    1,279                5,214

Provision for income taxes                         535                2,092
                                               _______             ________

Income from continuing operations before
     discontinued operations                       744                3,122

Discontinued operations, net of taxes                -                  567
                                             _________             ________

Net income                                     $   744              $ 3,689
                                               =======              =======



Net income per share:
     Income from continuing operations          $ .07                 $ .29
     Discontinued operations, net                   -                   .05
                                               ______                 _____

Net income per share                            $ .07                 $ .34
                                                =====                 =====


Weighted average shares outstanding            10,830                10,729
                                               ======                ======



See notes to consolidated condensed financial statements.

                SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands, except per share data)




                                                  SIX MONTHS ENDED JUNE 30,
                                                  __________________________
                                                    1994             1993
                                                    ____             ____
                                                          (UNAUDITED)

Net sales                                         $156,688         $119,405

Cost of sales                                      121,252           79,108
                                                   _______          _______

     Gross profit                                   35,436           40,297

Operating, selling and administrative expenses      30,891           31,371
                                                   _______          _______

     Operating income                                4,545            8,926

Other income, net                                      178              563
                                                  ________         ________

Income from continuing operations before
     income taxes and discontinued operations        4,723            9,489

Provision for income taxes                           1,889            3,778
                                                   _______         ________

Income from continuing operations before
     discontinued operations                         2,834            5,711

Discontinued operations, net of taxes                    -              120
                                                 _________         ________

Net income                                         $ 2,834          $ 5,831
                                                  ========          =======



Net income per share:
     Income from continuing operations              $ .26            $ .53
     Discontinued operations, net                       -              .01
                                                   ______            _____

Net income per share                                $ .26            $ .54
                                                   ======            =====


Weighted average shares outstanding                10,800           10,739
                                                   ======           ======



See notes to consolidated condensed financial statements.

                 SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                     SIX MONTHS ENDED JUNE 30,
                                                  _____________________________
                                                      1994              1993
                                                      ____              ____
                                                            (UNAUDITED)

Cash flows from operating activities:

Net income                                           $ 2,834          $5,831
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                     5,205           3,997
     Amortization of ESSOP loan guarantee                553             460
     Decrease (increase) in:
        Accounts receivables, net                    (16,005)          3,149
          Inventory                                   (1,951)            886
          Other current assets                           (77)        (1,073)
          Other assets                                   202          (2,177)
     Increase (decrease) in:
          Accounts payable                            14,401           1,687
          Accrued alliance development costs          (3,656)              -
          Accrued liabilities                           (123)           (188)
          Accrued wages and related costs               (657)          2,896
          Federal and state taxes payable              1,112            (234)
          Deferred income taxes                            -            (101)
          Foreign currency translation adjustment        (33)            (81)
                                                     ________        ________

     Net cash provided by operating activities         1,805          15,052
                                                     _______          ______


Cash flows from investing and financing activities:

     Purchase of property and equipment, net          (5,481)        (2,342)
     Decrease in short-term investments                1,935            661
     Issuance of common stock                            861          1,715
     Proceeds of short term debt                         500           (503)
     Repayment of long-term debt                      (2,122)          (955)
     Unrealized loss on investments                      (32)             -
                                                      ______          ______
     Net cash used in investing and financing
       activities                                     (4,339)        (1,424)
                                                     _______          ______

     Net increase in cash and cash equivalents        (2,534)        13,628
     Cash and cash equivalents at beginning of period 15,110          4,108
                                                     _______         ______

     Cash and cash equivalents at end of period      $12,576        $17,736
                                                     =======        =======




See notes to consolidated condensed financial statements.

                SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. GENERAL. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the six months ended June 30, 1994, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report and Form 10-K for the transition period ended December 31, 1993.

2. CHANGE IN FISCAL YEAR. The Company announced a change in its fiscal year-end to December 31 from May 31, beginning with the seven month transition period ended December 31, 1993. The calendar quarters of 1993 have been restated to reflect comparable periods.

3. DISCONTINUED OPERATIONS. On May 31, 1993, the Company completed the divestiture of a minor segment of its business, referred to as its Home Infusion business. The Company's consolidated statements of income reflected a net gain from discontinued operations of $.1 million for the six months ended June 30, 1993.

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

      In connection with this agreement, the Company established a reserve for alliance development costs of $4.5 million during the seven months ended December 31, 1993. Included in these charges were $2.8 million of costs related to the launch and implementation of the Strategic Alliance program, $1.1 million of employee-related expenses associated with the consolidation, relocation and reorganization of certain sales and service operations and $.6 million for incremental accounting, legal and regulatory fees.

      Cash outlays for the six months ended June 30, 1994 amounted to approximately $3.7 million. The remaining reserve of $.4 million at June 30, 1994 is expected to be used during 1994 as the Strategic Alliance is implemented.

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

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


NET SALES

Consolidated net sales for the second quarter of 1994 rose 37.3% or $22.2 million to $81.9 million versus $59.7 million for the second calendar quarter of 1993. For the six months ended June 30, 1994, net sales increased to $156.7 million, a $37.3 million or 31.2% increase. The Company's net sales growth is primarily the result of activity associated with the Strategic Alliance entered into with its principal supplier of radiopharmaceutical products, as discussed in Note 4 of Notes to Consolidated Condensed Financial Statements. The second quarter of 1994 included a full three months of net sales from the Strategic Alliance.
Net sales growth also continues to be the result of an increase in procedures performed in the cardiology sector of nuclear medicine (representing approximately 57% of the Company's net sales), the opening and acquisition of new pharmacies and increased market share, offset by aggressive price competition, including a strategic decision made during the first quarter of this year, to reduce the price of the Company's largest single product. This price reduction was deemed necessary as part of a product penetration strategy prior to the expected introduction of a competing cardiac imaging agent.

GROSS PROFIT

Gross profit for the second quarter of 1994 decreased to $17.0 million, a reduction from $20.0 million for the comparable 1993 period. Gross profit as a percentage of net sales also declined during the current quarter to 20.8% versus 33.6% in 1993. For the six months ended June 30, 1994, gross profit decreased to $35.4 million or 22.6% of sales, down from $40.3 million or 33.7% of sales.

The decline in the gross profit percentage is the result of a variety of factors. These factors include aggressive price reductions across the majority of Syncor's product line due to competitive pressures, material cost increases and initial lower margins as a result of the implementation of the Strategic Alliance with DuPont Merck, as well as a higher mix of national account contracts which offer discounted prices in exchange for volume. The Company has also experienced a decline in the volume and pricing in some of its core (non-cardiology) products, due to changes in certain physician practice patterns. Other protocol changes have also emerged in cardiology which have caused a change in mix within this sector of the Company's business. Material costs, as a percentage of pharmacy sales, have been rising due to price increases from suppliers. Current government focus on health care cost containment and managed care, as well as aggressive price competition, has made it difficult to cover these costs through price increases. In response to health care reform pressures and overall changes in the market, the Company made a strategic decision in the first quarter to reduce the pricing of its largest single product in order to increase market penetration, as discussed above.

The Company anticipates most of these trends to continue throughout the balance of the year. The Company continues to invest in the start-up and opening of new centralized radiopharmacies. These pharmacies have a dilutive effect on gross margin until they reach a certain level of net sales.

OPERATING, SELLING AND ADMINISTRATIVE EXPENSES

Operating, selling and administrative expenses rose 4.5% for the second quarter or $.7 million to $15.8 million and declined as a percentage of sales to 19.3% from 25.3% for the same period of 1993. For the six month period ended June 30, 1994, these expenses declined 1.5% or $.5 million and also decreased as a percentage of sales to 19.7% from 26.3%.

The 4.5% increase for the second quarter is due primarily to depreciation and amortization expense associated with the acquisition and start-up of new radiopharmacies, and a full three months of operating and administrative costs from implementation of the strategic alliance. The six month overall decrease reflects the Company's continued success in its efforts to tightly control operating expenses. The Company was able to produce a significant increase in net sales without corresponding increases in operating expenses.

             SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)




OPERATING, SELLING AND ADMINISTRATIVE EXPENSES (CONTINUED)

The Company continues, as a part of its overall business strategy, to invest in developmental business opportunities. These opportunities require ongoing resources in the area of operating, selling and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and short-term investments of $
14.2 million at June 30, 1994, compared with $18.7 million at December 31, 1993. Working capital increased $3.2 million to $30.3 million while the current ratio decreased to 1.65 from 1.74. Days Sales Outstanding increased to 56 days at June 30, 1994 compared to 52 days at December 31, 1993. This increase results from a slight erosion in the Company's unit dose business and the Company's expanded customer base associated with implementing the Strategic Alliance.

The decrease in the Company cash position is the result of continued expenditures for the alliance implementation, such as financing of accounts receivable, acquisition of independent radiopharmacies, start-up of new radiopharmacies, the re-equipping of existing radiopharmacies and information technology for both internal and customer uses. These programs are expected to continue through 1994 and will be funded with proceeds from operations.

The nature of the Company's business is not capital intensive and, as new products become available, the capital requirement to accommodate these products will be minimal. The Company believes sufficient internal and external capital sources exist to fund operations and future expansion programs. At June 30, 1994, the Company had unused lines of credit of $14.3 to fund short-term cash needs. Borrowings outstanding on the line of credit at June 30, 1994 were $.5 million, compared to no borrowings at December 31, 1993. Finally, the Company reduced its debt position from $10.1 million at December 31, 1993 to $8 million, a decrease of $2.1 million for the six months ended June 30, 1994.

During the quarter, the Company announced that the Board of Directors approved the repurchase of up to 500,000 shares of its common stock from time to time in the open market. At June 30, 1994, 100,000 shares had been purchased at an average price of $9.08 per share.

             SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES


PART II.  OTHER INFORMATION

ESSOP SHARES
____________

On June 15, 1994, the Company announced that the Board of Directors has approved the repurchase of up to 500,000 shares of its common stock from time to time in the open market. Up to 250,000 shares could be contributed to the Syncor Employees' Savings and Stock Ownership Plan (ESSOP).

As of this filing, the Company has purchased 250,000 shares in the open market at an average price of $9.06 per share. These shares of common stock will be contributed to Syncor's Employees' Savings and Stock Ownership Plan.

                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SYNCOR INTERNATIONAL CORPORATION
                                                 (Registrant)



August 9, 1994                        By:   /s/ Michael A. Piraino
                                           _______________________

                                            Michael A. Piraino
                                            Sr. Vice President and
                                            Chief Financial Officer
                                            (Principal Financial/Accounting
                                            Officer)