Form 10-Q
period 1994-09-30
SYNCOR INTERNATIONAL CORP /DE/
filed 1994-11-14
CIK 202763

=================================================================
=================================================================


                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549



                                 FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934






FOR QUARTER ENDED SEPTEMBER 30, 1994            COMMISSION FILE NUMBER 0-8640



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


                                   YES  X   NO
                                       ___     ___


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 30, 1994, 10,566,583 shares of $.05 par value common stock were outstanding.

=========================================================
=========================================================

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                  INDEX
                                  _____


                                                                        Page
                                                                        ____
Part I.    Financial Information

  Item 1.  Consolidated Condensed Financial Statements

           Balance Sheets as of
             September 30, 1994 and December 31, 1993. . . . . . . . .    2

           Statements of Income for three months
             ended September 30, 1994 and 1993 . . . . . . . . . . . .    3

           Statements of Income for nine months
             ended September 30, 1994 and 1993 . . . . . . . . . . . .    4

           Statements of Cash Flows for nine months
             ended September 30, 1994 and 1993 . . . . . . . . . . . .    5

           Notes to Consolidated Condensed Financial Statements. . . .    6

  Item 2.  Management's Discussion and Analysis of Financial Condition .  7


Part II.   Other Information . . . . . . . . . . . . . . . . . . . . .    9

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                    (in thousands, except per share data)

                                                SEPTEMBER 30,     DECEMBER 31,
                                                _____________     ____________

                                                   1994              1993
                                                 __________        _____________
                                                 (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                     $ 12,022          $ 15,110
    Short-term investments                           1,543             3,590
    Accounts receivable, net                        50,923            35,052
    Inventory                                        5,849             4,522
    Prepaids and other current assets                4,058             5,415
                                                  _________         ________

         Total current assets                       74,395            63,689

Property and equipment, net                         27,046            25,122

Excess of purchase price over net assets
    acquired, net                                   13,797            14,123
Other assets                                        10,674            11,652
                                                  _________          ________

                                                  $125,912          $114,586
                                                  =========         ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                              $ 33,662          $ 20,817
    Accrued alliance development costs                 195             4,066
    Accrued liabilities                              2,928             3,073
    Accrued wages and related costs                  4,932             5,332
    Federal and state taxes payable                    749                 -
    Short-term debt                                  2,700                 -
    Current maturities of long-term debt             1,867             3,280
                                                   __________        ________

         Total current liabilities                  47,033            36,568
                                                   __________        ________


Long-term debt, net of current maturities            5,637             6,837

Stockholders' equity:
    Common stock, $.05 par value                       529               518
    Additional paid-in capital                      43,326            43,786
    Unrealized loss on investments                     (39)                -
    Employee stock ownership loan guarantee         (2,176)           (2,970)
    Foreign currency translation adjustment            136               131
    Retained earnings                               31,466            29,716
                                                   ________          ________

         Net stockholders' equity                   73,242            71,181
                                                   ________          ________


                                                  $125,912          $114,586
                                                  ========          ========
See notes to consolidated condensed financial statements.

             SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (in thousands, except per share data)




                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                ________________________________
                                                   1994             1993
                                                   ----             ----
                                                        (UNAUDITED)

Net sales                                         $81,635           $60,356

Cost of sales                                      66,639            39,819
                                                 ________           _______

    Gross profit                                   14,996            20,537

Operating, selling and administrative expenses     16,998            15,800
                                                 ________           _______

    Operating income (loss)                        (2,002)            4,737

Other income, net                                      53               158
                                                 _________          ________

Income (loss) from operations before income tax    (1,949)            4,895

Provision for income taxes                           (865)            1,934
                                                  ________           _______

Net income (loss)                                $ (1,084)         $  2,961
                                                  ========          ========


Net income (loss) per share                        ($ .10)            $ .28
                                                   =======           =======


Weighted average shares outstanding                10,684            10,779
                                                  ========           =======


See notes to consolidated condensed financial statements.

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)




                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                _______________________________
                                                    1994            1993
                                                    ----            ----
                                                         (UNAUDITED)

Net sales                                        $238,323         $179,761

Cost of sales                                     187,891          118,927
                                                  _______          _______

    Gross profit                                   50,432           60,834

Operating, selling and administrative expenses     47,889           47,171
                                                  _______          _______

    Operating income                                2,543           13,663

Other income, net                                     231              721
                                                 ________         ________

Income from continuing operations before
    income taxes and discontinued operations        2,774           14,384

Provision for income taxes                          1,024            5,712
                                                  _______         ________

Income from continuing operations before
    discontinued operations                         1,750            8,672

Discontinued operations, net of taxes                   -              120
                                                _________         ________

Net income                                        $ 1,750          $ 8,792
                                                  =======          =======



Net income per share:
    Income from continuing operations               $ .16            $ .81
    Discontinued operations, net                        -              .01
                                                   ______            _____

Net income per share                                $ .16            $ .82
                                                    =====            =====


Weighted average shares outstanding                10,920           10,750
                                                   ======           ======



See notes to consolidated condensed financial statements.

            SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (in thousands)



                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                _______________________________
                                                   1994             1993
                                                   ____             ____
                                                        (UNAUDITED)

Cash flows from operating activities:

Net income                                              $ 1,750       $8,792
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                         7,872        6,148
    Amortization of ESSOP loan guarantee                    818          690
    Decrease (increase) in:
         Accounts receivables, net                      (15,871)       3,100
         Inventory                                       (1,327)       1,231
         Other current assets                             1,357       (1,772)
         Other assets                                      (835)      (4,409)
    Increase (decrease) in:
         Accounts payable                                12,845         (127)
         Accrued alliance development costs              (3,871)           -
         Accrued liabilities                               (169)        (809)
         Accrued wages and related costs                   (400)      (1,328)
         Federal and state taxes payable                    749         (688)
         Deferred income taxes                                -          (63)
         Foreign currency translation adjustment              5         (103)
                                                        ________     ________

    Net cash provided by operating activities             2,923       10,662
                                                         _______     ________


Cash flows from investing and financing activities:

    Purchase of property and equipment, net              (7,767)      (5,113)
    (Increase) decrease in short-term investments         2,047          778
    Issuance of common stock                              1,814        2,345
    Reacquisition of common stock                        (2,263)           -
    Proceeds from (repayment of) short-term debt          2,700         (480)
    Repayment of long-term debt                          (2,613)        (584)
    Unrealized loss on investments                          (39)           -
                                                       _________    _________
    Net cash used in investing and financing
      activities                                         (6,011)      (3,054)
                                                         _______      _______

    Net increase (decrease) in cash and cash equivalents (3,088)       7,608
    Cash and cash equivalents at beginning of period     15,110        4,108
                                                        _______       _______

    Cash and cash equivalents at end of period          $12,022      $11,716
                                                       ========      =======


See notes to consolidated condensed financial statements.

                SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. GENERAL. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the nine months ended September 30, 1994, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report and Form 10-K for the transition period ended
    December 31, 1993.

2. CHANGE IN FISCAL YEAR. The Company announced a change in its fiscal year-end to December 31 from
    May 31, beginning with the seven month transition period ended December 31, 1993. The calendar quarters of
    1993 have been restated to reflect comparable periods.

3. DISCONTINUED OPERATIONS. On May 31, 1993, the Company completed the divestiture of a minor segment of its business, referred to as its Home Infusion business. The Company's consolidated statements of income reflected a net gain from discontinued operations of $.1 million for the nine months ended September 30, 1993.

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

    Cash outlays for the nine months ended September 30, 1994 amounted to approximately $3.8 million. The remaining reserve of $.2 million at September 30, 1994 is expected to be used during 1994 as the Strategic
    Alliance is implemented.

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

             SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

NET SALES

Consolidated net sales for the third quarter of 1994 rose 35.3% or $21.2 million to $81.6 million versus $60.4 million for the third calendar quarter of 1993. For the nine months ended September
 30, 1994, net sales increased to $238.3
million, a $58.5 million or 32.6% increase.  The Company's net sales growth is primarily the result of activity
associated with the Strategic Alliance entered into with its principal supplier of radiopharmaceutical products, as discussed in Note 4 of Notes to Consolidated Condensed Financial Statements.
  Net sales growth also continues to
be the result of an increase in procedures performed in the cardiology sector of nuclear medicine (representing
approximately 56% of the Company's net sales), the opening and acquisition of new pharmacies and increased market
share, offset by aggressive price competition, including a strategic decision made during the first quarter of this year, to reduce the price of the Company's largest single product. This price reduction was deemed necessary as part of a product penetration strategy prior to the expected introduction of a competing cardiac imaging agent.

GROSS PROFIT

Gross profit for the third quarter of 1994 decreased to $15.0 million, a reduction from $20.5 million for the
comparable 1993 period.  Gross profit as a percentage of net sales also declined during the current quarter to 18.4% versus 34% in 1993. For the nine months ended September 30, 1994, gross profit decreased to $50.4 million or 21.2% of sales, down from $60.8 million or 33.8% of sales.

The decline in the gross profit percentage is the result of a variety of factors.  These factors include aggressive price
reductions across the majority of Syncor's product line due to competitive pressures, material cost increases and initial
lower margins as a result of the implementation of the Strategic Alliance with DuPont Merck, and a higher mix of
national account contracts which offer discounted prices in exchange for volume.  The Company has also experienced
a decline in the volume and pricing in some of its core (non-cardiology)
 products, due to changes in certain physician
practice patterns.   In response to health care reform pressures and overall
 changes in the market, the Company
made a strategic decision in the first quarter to reduce the pricing of its largest single product in order to increase market penetration, as discussed above. Material costs, as a percentage of pharmacy sales, have been rising due to
price increases from suppliers.  Current government focus on health care cost containment and managed care, as well
as aggressive price competition, has made it difficult to cover these costs through price increases.

The Company anticipates most of these trends to continue throughout the balance of the year.  The Company
continues to invest in the start-up and opening of new centralized radiopharmacies through 1994. These pharmacies have a dilutive effect on gross margin until they reach a certain level of net sales.

OPERATING, SELLING AND ADMINISTRATIVE EXPENSES

Operating, selling and administrative expenses rose 7.6% for the third quarter or $1.2 million to $17 million but declined as a percentage of sales to 20.8% from 26.2% for the same period of
 1993.  For the nine month period
ended September 30, 1994, these expenses increased slightly by $.7 million or
 1.5% and decreased as a percentage
of sales to 20.1% from 26.2%.

The 7.6% increase for the third quarter is due primarily to depreciation and amortization expense associated with
the acquisition and start-up of new radiopharmacies, nuclear regulatory licenses fees, and operating and
administrative costs from implementation of the strategic alliance.  The nine month increase reflects approximately
$2.3 million in increased operating expenses associated with the opening of
 13 new or acquired radiopharmacies since
May 1993.  Had this not occured, the Company would have experienced a net decrease of 3.4% in operating, selling
and administrative expenses.

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)




OPERATING, SELLING AND ADMINISTRATIVE EXPENSES (continued)

The actual downward trend is a result of expense control measures implemented by the Company.  Currently,
Management expects operating, selling and administrative expenses as a percent of sales to remain below previous years' levels.

The Company continues, as a part of its overall business strategy, to invest in developmental business opportunities.
These opportunities require ongoing resources in the area of operating, selling and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and short-term investments of $13.6 million at September 30, 1994,
compared with $18.7 million at December 31, 1993.  Days Sales Outstanding increased to 58 days at September 30,
1994 compared to 52 days at December 31, 1993.  This increase results from the Company's expanded customer base
associated with implementing the Strategic Alliance.

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

The nature of the Company's business is not capital intensive and, as new products become available, the capital
requirement to accommodate these products will be minimal.  The Company believes sufficient internal and external capital sources exist to fund operations and future expansion programs.
 At September 30, 1994, the Company had
unused lines of credit of approximately $12.1 million to fund short-term cash needs.  At September 30, 1994, the
Company violated a certain debt covenant and has obtained a bank waiver.
 Finally, the Company reduced its debt
position from $10.1 million at December 31, 1993 to $7.5 million, a decrease of $2.6 million for the nine months
ended September 30, 1994.

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES


PART II.  OTHER INFORMATION

         New Chief Financial Officer.  On August 5, 1994, Michael A. Piraino
         ___________________________
 resigned as Senior Vice President, Chief Financial Officer and Treasurer. Effective August 5, 1994, Michael E. Mikity was appointe Chief Financial Officer and Treasurer.

                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SYNCOR INTERNATIONAL CORPORATION
                                                   (Registrant)



November 14, 1994                          By:    /s/ Michael E. Mikity
                                                ________________________

                                                Michael E. Mikity
                                                Vice President and
                                                Chief Financial Officer
                                                (Principal Financial /
                                                 Accounting Officer)