Form 10-Q/A
period 1994-09-30
SYNCOR INTERNATIONAL CORP /DE/
filed 1995-01-19
CIK 202763

==============================================================================
==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q/A

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

    The following financial data, Exhibit 27, was inadvertently omitted from the 10Q filing for the period ended
    September 30, 1994.  The 10Q was originally filed and accepted on 11/14/94.

==============================================================================
==============================================================================

Exhibit 27
Period Type                        9-months

Fiscal-year-end                    12/31/94
Period-end                         09/30/94

Cash                               12,022
Securities                          1,543
Receivables                        51,648
Allowances                            725
Inventory                           5,849
Current Assets                     74,395
PP&E                               57,033
Depreciation                       29,987
Total Assets                      125,912
Current Liabilities                47,033
Bonds                                   0
Common                                529
Preferred-Mandatory                     0
Preferred                               0
Other SE                           72,713
Total liability-and-equity        125,912

Sales                             238,323
Total-revenues                    238,323
CGS                               187,891
Total costs                       187,891
Other-expenses                     47,889
Loss-Provision                          0
Other income, net                     231
Income-Pretax                       2,774
Income-tax                          1,024
Income-continuing                   1,750
Discontinued                            0
Extraordinary                           0
Changes                                 0
Net-income                          1,750
EPS-Primary                           .16
EPS-Diluted                           .16

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the
 Registrant has duly caused this
report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SYNCOR INTERNATIONAL CORPORATION
                                                     (Registrant)



January 18, 1995                            By: /s/ Michael E. Mikity
                                                ______________________

                                                Michael E. Mikity
                                                Vice President and
                                                Chief Financial Officer
                                                (Principal Financial /
                                                 Accounting Officer)