Form 10-K
SYNCOR INTERNATIONAL CORP /DE/
filed 1995-03-31
CIK 202763

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                  FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE YEAR ENDED DECEMBER 31, 1994
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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes X   No
                         ____   ____

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K
                                  ______

   The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such stock on March 1, 1995, is $78,557,456. The number of shares outstanding of the Registrant's $0.05 par value common stock as of March 1, 1995, was 10,570,333 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Annual Report to shareholders for the period ended December 31, 1994, are incorporated by reference into Parts I, II and IV of this report.

Portions of Registrant's definitive Proxy Statement for
Registrant's Annual Meeting of Shareholders on June 20, 1995 are incorporated by reference into Part III of this report.

                                    SYNCOR INTERNATIONAL CORPORATION

                                            TABLE OF CONTENTS

                                         FORM 10-K ANNUAL REPORT

                                            December 31, 1994


Item 1.   BUSINESS..............................................1

Item 2.   PROPERTIES............................................6

Item 3.   LEGAL PROCEEDINGS.....................................7

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...7

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS...................................7

Item 6.   SELECTED FINANCIAL DATA...............................7

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS...................8

Item 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL
          DATA..................................................8

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE...................8

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....8

Item 11.  EXECUTIVE COMPENSATION................................8

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT............................................9

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........9

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K..............................................9

                                   PART I
                                   ______

ITEM 1.     BUSINESS.

Unless otherwise indicated, the term "Syncor" or the "Company" as used in this report refers to Syncor International Corporation, incorporated in 1985 under the laws of the State of Delaware, and its consolidated subsidiaries.

GENERAL DEVELOPMENT OF BUSINESS

The general development of the Company's business for the year ended December 31, 1994 is covered in the Chairman of the Board and President's letter to the Company's shareholders in the Company's Annual Report to Shareholders for said year and is hereby incorporated by reference. A copy of the Company's Annual Report to Shareholders is attached hereto as Exhibit 13.

DESCRIPTION OF BUSINESS

PRINCIPAL PRODUCTS PRODUCED AND SERVICES RENDERED
_________________________________________________

The Company is a pharmacy services company primarily engaged in compounding, dispensing and distributing radiopharmaceutical products to hospitals and clinics through its nationwide network of 117 pharmacies. Four of the pharmacies also include Positron
Emission Tomography ("PET") pharmacy services.

The radiopharmaceuticals provided by the Company are principally used for diagnostic imaging of physiological functions and organ systems. In addition, the Company provides various services in connection with the sale of radiopharmaceuticals, including radiopharmaceutical record keeping required by federal and state government agencies, and radiopharmaceutical technical consulting. The Company estimates that its pharmacies service approximately 7,000 hospitals and clinics in 39 states throughout the United States. During each of the last three fiscal years, the pharmacies contributed more than 95 percent of the consolidated net sales of the Company.

Other activities of the Company include the marketing and distribution of imaging cold kits, isotopes and medical reference sources in addition to nuclear and pharmacy equipment and accessories.

The description of Syncor's various activities in the Company's
Annual Report to Shareholders for the year are hereby incorporated by reference.

SOURCES AND AVAILABILITY OF RAW MATERIALS
_________________________________________

The Company pharmacies dispense approximately 60 different radiopharmaceutical products which are obtained primarily from six suppliers, however majority of the products are supplied by The Radiopharmaceutical Division of The DuPont Merck Pharmaceutical Company ("DuPont"). If DuPont is not able to supply its proprietary products to the Company, it could have a short term negative impact. Management believes that if any one of the other suppliers of radiopharmaceuticals failed to supply products, then the other suppliers would be able to supply additional products to make up most of the shortfall. The failure of two or more suppliers to provide products at a particular time, however could have an adverse effect on the Company's business. Although periodic product outages and shortages accurse, to date, the Company's pharmacies have not experienced any difficulty in securing sufficient supplies of radiopharmaceutical products.

One of Company's suppliers, Medi-Physics Inc., ("Medi-Physics"), the U.S. healthcare arm of Amersham International, a United Kingdom-based healthcare concern, has chosen to stop selling its proprietary radiopharmaceutical products through Syncor's national pharmacy network. The decision by Medi-Physics was effective January 16, 1995 and is the result of a network that it has formed with other radiopharmacies. In 1994, Syncor had approximately $19 million in sales and earned approximately $2.4 million from Medi-Physics' proprietary products. During 1995, management will seek to mitigate the loss in sales and income from Medi-Physics by providing its current customers with substitute products and services.


PATENTS, TRADEMARKS, LICENSES AND DISTRIBUTION AGREEMENTS
_________________________________________________________

The Company owns a number of trademarks and has a variety of license agreements. In addition, the Company has entered into exclusive radiopharmacy distribution agreements with two suppliers for certain proprietary radiopharmaceutical products. While certain of the foregoing trademarks and agreements are considered to be of value to the Company, management believes at present its competitive position is dependent principally on the efficient operation of its pharmacies and high quality of its customer service.

On December 3, 1993, the Company entered into a long-term distribution agreement with its principal supplier of radiopharmaceutical products, DuPont. Under the terms of the agreement, DuPont will rely upon the Company as the primary distributor channel for its radiopharmaceutical products in the United States. The agreement became effective February 1, 1994, replacing an existing supply agreement between the companies which had been in place since 1988. In 1994, this agreement resulted in approximately $64 million in new incremental sales for Syncor.

After the new agreement was implemented, both companies determined there was an opportunity to improve the original terms of the agreement to the benefit of each company. During 1994, Syncor concluded a joint review of its distribution agreement with DuPont.

As a result of the DuPont agreement, Syncor recently began distribution of the newly approved radiopharmaceutical agent Neurolite, which is manufactured by DuPont. Neurolite, which is utilized in Single Photon Emission Computed Tomography ("SPECT") brain imaging, is distributed in unit-dose and bulk form.


DEPENDENCE ON CUSTOMERS
_______________________

The Company's operations are such that none of its business is dependent upon a single customer or a very few customers to the extent that the loss of such would have a material impact on financial condition or results of operations.

COMPETITIVE CONDITIONS
______________________

The Company's pharmacies compete primarily with large manufacturers of radiopharmaceuticals, which directly supply radiopharmaceutical products to the hospitals. Two of such manufacturers have set up their own centralized radiopharmacies to supply customers. As stated above, Medi-Physics's decision to form a network with other radiopharmacies to distribute its proprietary products is expected to result in additional competitive pressures. The Company also competes with a number of other independent entities, each of which operates one or more radiopharmacies. In certain markets, there is competition with universities which own and operate centralized radiopharmacies. The principal competitive practices of the manufacturers and others involve price and service. Management believes that the advantages to a hospital of using a centralized radiopharmacy rather than preparing its own radiopharmaceutical products include: (i) reduced risk of radiation exposure to hospital personnel; (ii) cost savings due to Syncor's volume purchasing power; (iii) better utilization of time-sensitive products purchased from the radiopharmaceutical manufacturers; and,
(iv) reduction in the time needed to maintain extensive records required by the regulatory agencies. In addition, the Company's pharmacies provide quality controlled unit-dose radiopharmaceuticals, comprehensive nuclear medicine product-line availability, professional consultation and delivery services, and computer hardware and proprietary software products for use in nuclear medicine department operations.

GOVERNMENT REGULATION
_____________________

Each of the Company's pharmacies is licensed by and must comply with the regulations of the United States Nuclear Regulatory
Commission ("NRC") or corresponding state agencies. In addition, each pharmacy is licensed and regulated by the Board of Pharmacy in the state where it is located.

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

In addition to the Company being subject to the various federal and state regulations relating to occupational safety and health, and the use and disposal of bio-hazardous materials, the Company's products are subject to the federal and state regulations relating to drugs and medical devices.

Compliance with the applicable environmental control laws or regulations, such as those regulating the use and disposal of radioactive materials, is inherent in the industry and the normal operations of the Company's pharmacies. Historically, compliance with such laws and regulations has not had a material adverse effect on the capital expenditures, earnings or competitive position of the Company.

FOREIGN OPERATIONS

Syncor owns and operates nuclear pharmacies in Taipei and Kaoshiung, Taiwan, Hong Kong and Manila, Philippines. In 1993, the Company also entered into joint venture agreements with various parties in the People's Republic of China to open and operate nuclear pharmacies. So far, sites have been opened and are operating in Beijing and Shanghai. The Company plans to open a new radiopharmacy in Mexico City, Mexico in 1995 and anticipates further expansion of its operations internationally in the future. The Company's foreign operations are not immune to the inherent uncertainties and risks of currency fluctuations, political instability, trade restrictions, inconsistent product regulations associated with the such marketplace.

EMPLOYEES

As of December 31, 1994, Syncor employed approximately 2,048 people. However, the full-time equivalent personnel for the same period was approximately 1,724 people.

ITEM 2.         PROPERTIES.
The Company and its consolidated subsidiaries lease (and in one location owns) and operate a number of pharmacies whose locations are set forth in the following table:(1)


STATE               LOCATION
_____               ________

Alabama             Birmingham
                    Mobile
Arizona             Gilbert (Mesa)
                    Phoenix*
                    Tucson
Arkansas            Little Rock
California          Bakersfield
                    Berkeley
                    Colton
                    Fresno
                    Los Angeles*
                    Modesto
                    Orange
                    Sacramento*
                    San Diego
                    San Jose
                    San Francisco
                    Torrance
                    Van Nuys (Los Angeles)
Colorado            Colorado Springs
                    Denver
Connecticut         Glastonbury (Hartford)
                    Stamford
Delaware            Seaford
Florida             Fort Myers
                    Gainesville
                    Jacksonville
                    Jupiter (West Palm Beach)
                    Miami Lakes (Miami)
                    Pensacola
                    Pompano Beach (Ft.Lauderdale)
                    St. Petersburg
                    Tampa
                    Winter Park Georgia (Orlando)
Georgia             Augusta
                    Columbus
                    Doraville (Atlanta)
Illinois            Des Plaines
                    Chicago
                    Springfield
Indiana             Ft. Wayne
                    Indianapolis
                    Munster
                    West Lafayette (Purdue)
Iowa                Des Moines
Kansas              Wichita
Kentucky            Lexington
                    Louisville
Louisiana           New Orleans
Maryland            Lanham (Washington DC)
                    Timonium (Baltimore)
Massachusetts       Woburn (Boston)
Michigan            Grand Rapids
                    Southfield (Detroit)
                    Swartz Creek (Flint)
Minnesota           Moorhead (Fargo ND)
                    St. Paul
Mississippi         Flowood (Jackson)
                    Gulfport
Missouri            Kansas City
                    Overland (St. Louis)
Nebraska            Lincoln
                    Omaha*
Nevada              Las Vegas
                    Reno
New Hampshire       Bedford
New Jersey          Fairfield (Newark)
New Mexico          Albuquerque
New York            The Bronx
                    Cheektowaga (Buffalo)
                    Franklin Square(Long Island)
                    Newburgh
                    Rochester
                    Syracuse
                    Troy (Albany)
North Carolina      Charlotte
                    Greensboro
Ohio                Cincinnati
                    Columbus
                    Girard (Youngstown)
                    Holland (Toledo)
                    Miamisburg (Dayton)
                    Uniontown (Akron)
                    Valley View (Cleveland)
Oklahoma            Oklahoma City
                    Tulsa
Oregon              Portland
Pennsylvania        Allentown
                    Bloomsburg
                    Bristol (N. Philadelphia)
                    Duncansville (Altoona)
                    Hummelstown (Harrisburg)
                    Pittsburgh
                    Sharon Hill (Philadelphia)
South Carolina      Columbia
Tennessee           Chattanooga
                    Knoxville
                    Memphis
                    Nashville
Texas               Amarillo
                    Austin
                    Beaumont
                    Corpus Christi
                    Dallas
                    El Paso
                    Fort Worth
                    Houston
                    Lubbock
                    North Dallas
                    San Antonio
Virginia            Richmond
                    Virginia Beach
Washington          Seattle
                    Spokane
West Virginia       Huntington
Wisconsin           Appleton
                    Wauwatosa (Milwaukee)

(1)   The Company also owns an interest in pharmacies in Salt
Lake City, Utah; Midland, Texas; and Huntsville, Alabama.

*   Cities where the Company has both a nuclear and PET pharmacy.


Pharmacy lease terms vary from less than one year up to approximately ten years, and average approximately five years.
Leased areas average approximately 4,500 square feet.

The Company leases its Corporate Office facilities in Chatsworth, California, pursuant to a lease that commenced on March 1, 1987. The lease is for the term of ten years with two successive five-year renewal options. Presently, the Company leases approximately 76,464 square feet at such location, which is adequate for the Company's current needs.

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


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the last quarter of the year.



                                 PART II
                                 _______



ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS.

The stock information which appears in the Company's Annual Report to Shareholders under the heading of "Quarterly Stock Price Data", included in this Form 10-K Annual Report as Exhibit 13, is incorporated herein by reference.


Item 6.        SELECTED FINANCIAL DATA.

The selected financial data which appears in the Company's Annual Report to Shareholders for the year ended December 31, 1994, under the heading of "Selected Financial Data", included in this Form 10-K Annual Report as Exhibit 13, is incorporated herein by reference.

Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.

Management's discussion and analysis of financial condition and results of operations which appears in the Company's Annual Report to Shareholders for the year, under the heading of "Management's Discussion and Analysis of Financial Conditions and Results of Operations" included in this Form 10-K Annual Report as Exhibit 13, is incorporated herein by reference.

Item 8.        CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

The consolidated financial statements and the notes thereto which appear in the Company's Annual Report to Shareholders for the year under the headings of "Consolidated Statements of Income" and "Consolidated Balance Sheets" included in this Form 10-K Annual Report as Exhibit 13, are incorporated herein by reference. Schedules containing certain supporting information are also included. See Index to Financial Statement Schedules on page 10.


Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                PART III
                                ________


Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Except as noted below in this Item, the information called for by
Item 10 of Form 10-K is incorporated by reference from the Company's definitive Proxy Statement for its Annual Meeting of Shareholders, to be held on June 20, 1995, which will be filed with the Commission pursuant to Regulation 14A within 120 days from December 31, 1994.

The Form 5 of Director Monty Fu were filed a few days late due to the error of the Company's Legal Department who filed the same on their behalf.


Item 11.       EXECUTIVE COMPENSATION.

The information called for by Item 11 of Form 10-K is incorporated by reference from the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 20, 1995, which will be filed with the Commission pursuant to Regulation 14A within 120 days from December 31, 1994.

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.

The information called for by Item 12 of Form 10-K is incorporated by reference from the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 20, 1995, which will be filed with the Commission pursuant to Regulation 14A within 120 days from December 31, 1994.


Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information called for by Item 13 of Form 10-K is incorporated by reference from the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 20, 1995, which will be filed with the Commission pursuant to Regulation 14A within 120 days from December 31, 1994.



                                  PART IV
                                  _______


Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K.

    (a)        1.  CONSOLIDATED FINANCIAL STATEMENTS

               The consolidated financial statements listed below, together with the report thereon of KPMG Peat Marwick LLP, dated March 10, 1995, appear in the Company's Annual Report to Shareholders included in this Form 10-K Annual Report as Exhibit 13, is incorporated herein by reference.

                        Independent Auditors' Report
                        Consolidated Balance Sheets
                        Consolidated Statements of Income
                        Consolidated Statements of Stockholders' Equity Consolidated Statements of Cash Flow
                        Notes to Consolidated Financial Statements

               2.  FINANCIAL STATEMENT SCHEDULES

               The following schedule supporting the financial statements of the Company are included herein:
                                                               Page
                                                               ____

               Schedule VIII   Valuation and Qualifying
                               Accounts and Reserves............12

               All other schedules and financial statements of the Company are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

               3.  INDEX TO EXHIBITS

               The list of exhibits filed as part of this report on Form 10-K or incorporated herein be reference appear as Index to Exhibits on page 13.

    (b)        REPORTS ON FORM 8-K FILED IN THE QUARTER ENDED DECEMBER
               31, 1994.

               None.

    (c)        EXHIBITS

               The exhibits required by Item 601 of Regulation S-K are filed herewith or are incorporated by reference and the list of the Index to Exhibits on page 13.


                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SYNCOR INTERNATIONAL CORPORATION


                          By /s/ Gene R. McGrevin
                             _____________________________________
                             Gene R. McGrevin
                             President, Chief Executive Officer
                             Date:  3/31/95

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Monty Fu
__________________________________________________________________
Monty Fu, Chairman of the Board and Director
Date: 3/31/95

/s/ Gene R. McGrevin
__________________________________________________________________
Gene R. McGrevin, President, Chief Executive Officer
(Principal Executive Officer) and Director
Date: 3/31/95

/s/ Michael E. Mikity
__________________________________________________________________
Michael E. Mikity, Vice-President,
(Principal Financial and Accounting Officer)
Date: 3/31/95

/s/ Robert G. Funari
________________________________________________________________
Robert G. Funari, Executive Vice-President, Chief Operating Officer
and Director
Date: 3/31/95

/s/ George S. Oki
__________________________________________________________________
George S. Oki, Director
Date: 3/31/95

/s/ Joseph Kleiman
__________________________________________________________________
Joseph Kleiman, Director
Date: 3/31/95

/s/ Arnold E. Spangler
__________________________________________________________________
Arnold E. Spangler, Director
Date: 3/31/95

/s/ Steven B. Gerber
__________________________________________________________________
Steven B. Gerber, Director
Date: 3/31/95

/s/ Henry N. Wagner, Jr.
__________________________________________________________________
Henry N. Wagner, Jr., Director
Date: 3/31/95

/s/ Gail R. Wilensky
__________________________________________________________________
Gail R. Wilensky, Director
Date: 3/31/95

            SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
      Schedule VIII. Valuation and Qualifying Accounts and Reserves

(In thousands)
=================================================================
                          Balance                             Balance
                            at         Costs                  at End
                         Beginning      and      Deductions    of
       Description       of Period    Expenses      (A)       Period
=================================================================
Year Ended
December 31, 1994
Allowance for doubtful
accounts                  $1,200       $  358      $  404     $1,154

Seven-Months Ended
December 31, 1993
Allowance for doubtful
accounts                  $1,502       $  224      $  526     $1,200

Year Ended May 31, 1993
Allowance for doubtful
accounts                  $1,681       $1,123      $1,302     $1,502

Year Ended May 31, 1992
Allowance for doubtful
accounts                  $2,071       $  605      $  995     $1,681



(A) Uncollectible accounts written-off, net of recoveries, and reduction of reserve.

                                            INDEX TO EXHIBITS


Exhibit No.
___________


1.      Certificate of Incorporation and By-Laws
        ________________________________________

2.      Restated Certificate of Incorporation of the Company filed as Exhibit
        3.1 to the 8/28/87 Form 10-K and incorporated herein by reference.

3. Restated By-Laws of the Company filed as Exhibit 3.2 to the 8/28/87 Form 10-K and incorporated herein by reference.

4.      Instruments Defining The Rights of Security Holders
        ___________________________________________________

        4.1     Stock Certificate for Common Stock of the Company filed as
                Exhibit 4.1 to the 8/26/86 Form 10-K and incorporated herein by reference.

        4.2 Rights Agreement dated as of 11/8/89 between the Company and American Stock Transfer & Trust Company filed as Exhibit 2.1 to the Registration Statement on Form 8-A dated 11/3/89 and incorporated herein by reference.

1.      Material Contracts
        __________________

        1.1     Employment Agreement dated 2/1/89, between the Company and Gene
                R. McGrevin filed as Exhibit 10.2 to 1/27/89 Form 8-K and incorporated herein by reference.*

        1.2 First Amendment dated 7/11/89 to Employment Agreement dated 2/1/89 between the Company and Gene R. McGrevin filed as Exhibit
                10.5 to 8/30/90 Form 10-K and incorporated herein by reference.*

        1.3 Second Amendment dated 10/16/89 to Employment Agreement dated 2/1/89 between the Company and Gene R. McGrevin filed as Exhibit
                10.6 to 8/30/90 Form 10-K and incorporated herein by reference.*

        1.4 Third amendment dated 1/1/91 to Employment Agreement dated 2/1/89 between the Company and Gene R. McGrevin filed as
                Exhibit 10.7 to 8/29/91 Form 10-K and incorporated herein by reference.*

        1.5 Syncor International Corporation 1981 Master Stock Option Plan as amended filed as part of Company's Proxy Statement dated 11/5/85, for its Annual Meeting of Shareholders held 11/26/85 and incorporated herein by reference.*

        1.6     Stock Option Agreement of Gene R. McGrevin dated 1/2/92 filed as
                Exhibit 10.16 to 8/27/92 Form 10-K and incorporated herein by reference.*

        1.7 Form of Indemnity Agreement substantially as entered into between Company and each Director and Officer filed as
                Exhibit 3.2 Appendix A to the 8/28/87 Form 10-K and incorporated herein by reference.*

        1.8 Form of Benefits Agreement substantially as entered into between Company and each Director filed as Exhibit 10.31 to 8/30/90 Form 10-K and incorporated herein by reference.*

        1.9 Form of Benefits Agreement substantially as entered into between Company and certain employees see Exhibit 10.8.*

        1.10 Syncor International Corporation 1990 Master Stock Incentive Plan As Amended and Restated filed as part of Company's Proxy Statement dated 10/4/93 for its Annual Meeting of Shareholders held 11/15/93 and incorporated herein by reference.*

        1.11 Syncor International Corporation Deferred Compensation Plan effective July 1, 1991 as Amended and Restated effective April 19, 1993, filed as Exhibit 10.11 to 3/30/93 Form 10-K and incorporated herein by reference.*

        1.12 Employment Agreement dated July 21, 1993 between the Company and Robert G. Funari filed as Exhibit 10.12 to 3/30/94 Form 10-K and incorporated herein by reference.*

        1.13 Syncor International Corporation McGrevin Deferred Compensation Plan effective June 10, 1993 filed as Exhibit 10.13 to 3/30/94 Form 10-K and incorporated herein by reference.*

        1.14 Split Ownership/Split Dollar Life Insurance Assignment Agreement effective June 10, 1993 between the Company and Gene R. McGrevin filed as Exhibit 10.14 to 8/30/90 Form 10-K and incorporated herein by reference.*

        1.15 Form of Stock Option Agreement substantially as entered into between Company and certain employee Directors and employees filed as Exhibit 10.15 to 3/30/94 Form 10-K and incorporated herein by reference.*

        1.16 Form of Stock Option Agreement substantially as entered into between Company and certain non-employee Directors filed as
                Exhibit 10.16 to 3/30/94 Form 10-K and incorporated herein by reference.*


2.      Statement Re:  Computation of Per Share Earnings
        ________________________________________________

        Computation can be clearly determined from the material contained in Company's Annual Report to Shareholders for year ended December 31, 1994.

13.     Annual Report to Security Holders
        _________________________________

        Syncor International Corporation Annual Report to Shareholders for the year ended December 31, 1994, except for specific information in such Annual Report expressly incorporated herein by reference, is furnished for the information of the Commission and is not to be deemed "filed" as part hereof.

21.     Subsidiaries of the Registrant
        ______________________________

                                                  State of
       Name of Company                          Incorporation
       _______________                          _____________

       Syncor Management Corporation            California
       Syncor Investment Management Crop        Delaware
       Syncor Taiwan, Inc.                      Taiwan
       Syncor Midland, Inc.                     Texas
       Syncor Global Holdings, Inc.             British Virgin Islands
       Syncor Hong Kong Limited                 Hong Kong**
       Syncor Philippines, Inc.                 Philippines**
       Syncor de Mexico                         Mexico**


23.    Consents of Experts and Counsel  Consent of KPMG Peat Marwick
       _______________________________
LLP.***


__________________________________________
       *        Management contracts or compensatory plan
       **       Subsidiaries of Syncor Global Holdings, Inc.
       ***      Included herewith

                                   EXHIBIT 23


              INDEPENDENT AUDITORS' REPORT ON SCHEDULES AND CONSENT



The Board of Directors and Stockholders
Syncor International Corporation:

The audits referred to in our report dated March 10, 1995, included the related financial statement schedules as of December 31, 1994, and 1993, and for the year ended December 31, 1994, and the seven-month ended December 31, 1993, and for each of the years in the tow-year period ended May 31, 1993, included in the registration statement of Syncor International Corporation. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We consent to incorporation by reference in the registration statement on Form S-3 (no.33-44395) and Forms S-8 (no.'s 33-7325, 33-39251, 33-43692, 33-57762, 33-52607) of Syncor International
Corporation of our report dated March 10, 1995, relating to the consolidated balance sheets of Syncor International Corporation and subsidiaries as of December 31, 1994, and 1993, and the related consolidated statements of income, stockholders' equity and cash flows and related schedules for the year ended December 31, 1994, and the seven-month ended December 31, 1993, and for each of the years in the tow-year period ended May 31, 1993 which report appears in the December 31, 1994 annual report on Form 10-K of Syncor International Corporation. Our report refers to changes in accounting methods to adopt Financial Accounting Standard Board's Statements No. 109 and No. 115.


KPMG Peat Marwick LLP
Los Angeles, California
March 31, 1995