Form 10-Q
period 1995-03-31
SYNCOR INTERNATIONAL CORP /DE/
filed 1995-05-12
CIK 202763

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






FOR QUARTER ENDED MARCH 31, 1995                COMMISSION FILE NUMBER 0-8640



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


                               YES  X   NO
                                   ___     ___


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 31, 1995, 10,570,333 shares of $.05 par value common stock were outstanding.

=================================================================
=================================================================


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

           Balance Sheets as of
             March 31, 1995 and December 31, 1994. . . . . . . . . . . . . 2

           Statements of Income for three months
             ended March 31, 1995 and 1994 . . . . . . . . . . . . . . . . 3

           Statements of Cash Flows for three months
             ended March 31, 1995 and 1994 . . . . . . . . . . . . . . . . 4

           Notes to Consolidated Condensed Financial Statements. . . . . . 5

  Item 2.  Management's Discussion and Analysis of Financial Condition . . 6


Part II.   Other Information . . . . . . . . . . . . . . . . . . . . . . . 8

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

                SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (in thousands, except per share data)

                                                     MARCH 31,    DECEMBER 31,
                                                       1995           1994
                                                       ____           ____
                                                    (UNAUDITED)

ASSETS
Current assets:
    Cash and cash equivalents                        $ 16,860       $ 17,761
    Short-term investments                                411            230
    Accounts receivable, net                           49,066         49,972
    Inventory                                           5,052          5,369
    Prepaids and other current assets                   3,357          2,964
                                                     _______________________

         Total current assets                          74,746         76,296

Marketable investment securities                        1,211          1,210
Property and equipment, net                            26,183         26,766
Excess of purchase price over net assets
    acquired, net                                      13,762         13,874
Other assets                                            9,938         10,538
                                                     _______________________

                                                     $125,840       $128,684
                                                     =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                 $ 33,747       $ 39,105
    Accrued liabilities                                 3,136          2,928
    Accrued wages and related costs                     6,300          5,494
    Federal and state taxes payable                       541              -
    Current maturities of long-term debt                2,130          2,153
                                                    ________________________

         Total current liabilities                     45,854         49,680
                                                    ________________________


Long-term debt, net of current maturities               4,874          5,154

Stockholders' equity:
    Common stock, $.05 par value                          529            529
    Additional paid-in-capital                         46,508         46,508
    Unrealized loss on investments                        (52)           (52)
    Employee stock ownership loan guarantee            (1,692)        (1,934)
    Foreign currency translation adjustment               133            133
    Retained earnings                                  31,949         30,929
    Treasury stock, at cost; 250 shares                (2,263)        (2,263)
                                                     ________________________

         Net stockholders' equity                      75,112         73,850
                                                     ________________________

                                                     $125,840       $128,684
                                                     =======================

See notes to consolidated condensed financial statements.

              SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (in thousands, except per share data)


                                                   THREE MONTHS ENDED MARCH 31,
                                                   ____________________________
                                                       1995           1994
                                                       ____           ____
                                                           (UNAUDITED)

Net sales                                            $83,001         $74,800

Cost of sales                                         65,164          56,379
                                                     _______________________

    Gross profit                                      17,837          18,421

Operating, selling and administrative expenses        16,213          15,103
                                                     _______________________

    Operating income                                   1,624           3,318

Other income, net                                         76             126
                                                    ________________________

Income before income taxes                             1,700           3,444

Provision for income taxes                               680           1,354
                                                    ________________________

Net income                                           $ 1,020        $  2,090
                                                    ========================


Net income per share                                   $ .10           $ .19
                                                    =========================


Weighted average shares outstanding                   10,428          10,981
                                                    =========================



See notes to consolidated condensed financial statements.

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (in thousands)



                                                   Three Months Ended March 31,
                                                   ____________________________
                                                        1995             1994
                                                        ____             ____
                                                             (Unaudited)

Cash flows from operating activities:


Net income                                              $1,020        $2,090
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                        2,683         2,583
    Amortization of ESSOP loan guarantee                   242           311
    Decrease (increase) in:
         Accounts receivables, net                         906       (10,003)
         Inventory                                         317          (876)
         Other current assets                             (393)       (2,220)
         Other assets                                     (104)        1,572
    Increase (decrease) in:
         Accounts payable                               (5,358)       16,179
         Accrued alliance development costs                  -        (2,983)
         Accrued liabilities                               208          (901)
         Accrued wages and related costs                   806        (1,165)
         Federal and state taxes payable                   541             -
         Foreign currency translation adjustment             -            (6)
                                                        _______________________

    Net cash provided by operating activities              868         4,581
                                                        _______________________


Cash flows from investing and financing activities:

    Purchase of property and equipment, net             (1,284)       (2,829)
    Decrease (increase) in short-term/long-term
      investments                                         (182)        1,991
    Issuance of common stock                                 -         1,632
    Repayment of long-term debt                           (303)       (2,029)
                                                        _______________________
    Net cash used in investing and financing
      activities                                        (1,769)       (1,235)
                                                        ______________________

    Net increase (decrease) in cash and cash equivalents  (901)        3,346
    Cash and cash equivalents at beginning of period    17,761        15,110
                                                        _______________________

    Cash and cash equivalents at end of period         $16,860       $18,456
                                                       ========================

See notes to consolidated condensed financial statements.

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. GENERAL. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the three months ended March 31, 1995, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report and Form 10-K for year ended December 31, 1994.

            SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


NET SALES

Consolidated net sales for the first quarter of 1995 rose 11% or $8.2 million to $83.0 million versus $74.8 million for the first quarter of 1994. The Company's net sales growth is primarily the result of activity associated with the strategic alliance entered into with its principal supplier of radiopharmaceutical products, the Radiopharmaceutical Division of the DuPont Merck Pharmaceutical
Company (DuPont Merck).   The agreement, which became effective
February 1, 1994, replaced an existing supply agreement between the companies which had been in place since 1988. Under the terms of the new agreement, DuPont Merck relies upon Syncor as the primary distribution channel for its radiopharmaceutical products in the United States. The first quarter of 1995 includes three months of sales associated with this strategic alliance, compared to only two months of sales activity for the first quarter of 1994.

Sales in the cardiology sector of the business continues to be the driving force in nuclear medicine and the Company's sales growth. Cardiology sales represented approximately 62% of the Company's net sales for the first quarter of 1995, compared to 55% of net sales for the first quarter of 1994. Other favorable factors affecting sales growth in the first quarter of 1995 include the start-up of new and the acquisition of existing pharmacies during the prior year which are now fully operational and the increased sales volume resulting from the expansion of certain managed care contracts. Sales growth was negatively impacted in the first quarter of 1995 due to a decision by one of the Company's suppliers to stop selling its proprietary products through Syncor's national pharmacy network effective January 16, 1995. During the first quarter of 1995, the loss in sales as a direct result of this decision was approximately $2.6 million.

The Company continues to focus on improving profitability in 1995, in spite of several challenges. The introduction of a new cardiac imaging agent which would compete directly against Cardiolite is one of these challenges. Although this new agent has not yet been approved by the FDA for distribution, the Company believes that it will be approved during 1995. A new competing imaging agent by its nature will impact the Company's sales and profit, however, the degree in which it will affect the overall marketplace will depend on the introduction and penetration strategy employed.


GROSS PROFIT

Gross profit for the first quarter of 1995 declined $.6 million to $17.8 million or 21.5% of sales compared to $18.4 million or 24.6% of sales for the comparable quarter in 1994. The decline in the gross profit percentage is the continued result of a variety of factors which impacted the Company during 1994. These factors include general price reductions in 1994 across the majority of Syncor's product line in response to competitive market pressures, material cost increases, and the entering into several large managed care contracts that traditionally have lower profit margins. In 1994, the Company reduced prices on the majority of its product line by approximately 8% in response to market conditions. Beginning in 1995, the Company began to experience price stability in the marketplace.

In the first quarter of 1995, the Company announced that it will increase prices compatible with its responsible pricing commitment to recover some portion of the material cost increases it received from suppliers during 1994. The vast majority of these price increases will range between 4% and 6%, depending on the specific product.

In early January 1995, the Company also concluded a joint review and modification of the strategic alliance agreement with DuPont Merck. The resulting changes are anticipated to improve the gross margin as a percentage of sales beginning in early 1995 and the Company expects this trend to continue.


OPERATING, SELLING AND ADMINISTRATIVE EXPENSES

Operating, selling and administrative expenses increased 7.4% for the first quarter or $1.1 million to $16.2 million but declined as a percentage of sales to 19.5% from 20.2% for the same period of 1994.

The increase for the first quarter is due primarily to depreciation and amortization expense associated with the acquisition of existing and start-up of new radiopharmacies, additional expenses associated with the DuPont Merck strategic alliance, offset by improved controls over Company expenditures. In late 1994, the Company initiated several programs to reduce losses, certain overhead and improve control over radiopharmacy expenditures.
These cost control programs will continue in 1995.

The Company continues, as a part of its overall business strategy, to invest in developmental business opportunities. These opportunities require ongoing resources in the area of operating, selling and administrative expenses.


IMPROVEMENTS IN GROSS PROFIT AND OPERATING, SELLING AND
ADMINISTRATIVE EXPENSES OVER THE THIRD AND FOURTH QUARTERS 1994

Gross profit for the first quarter of 1995 increased to $17.8 million from $15.6 million or $2.2 million compared to the fourth quarter of 1994 and $15.0 million or $2.8 million in the third quarter of 1994. Gross profit as a percentage of sales also improved during the current quarter to 21.5% versus 19.1% in the fourth quarter of 1994 and 18.4% in the third quarter of 1994.
This improvement is the direct result of the joint review and modification made to the DuPont Merck strategic alliance in January 1995, as well as actions taken in the fourth quarter to improve pharmacy productivity.

Operating, selling and administrative expenses decreased $.3 million to $16.2 million and as a percentage of net sales to 19.5% compared to $16.5 million or 20.2% of net sales in the fourth quarter of 1994 and $17 million or 20.8% of net sales in the third quarter of 1994. The decline was a direct result of several programs initiated by the Company in late 1994 to reduce losses, certain overhead and improve control over radiopharmacy expenditures.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents and short and long-term investments of $18.5 million at March 31, 1995, compared with $19.2 million at December 31, 1994. The Company's total debt position of $ 7.0 million at March 31, 1995 was $.4 million lower than the debt position at December 31, 1994. Working capital increased from $26.6 million at December 31, 1994 to $28.9 million at March 31, 1995. Days Sales Outstanding decreased to 53 days at March 31, 1995 compared to 55 days at December 31, 1994.

The nature of the Company's business is not capital intensive and, as new products become available, the capital requirement to accommodate these products will be minimal. The Company believes sufficient internal and external capital sources exist to fund operations and future expansion programs. At March 31, 1995, the Company had unused lines of credit of approximately $17.2 million to fund short-term cash needs.



             SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES


PART II.  OTHER INFORMATION

         Stock Repurchase
         ________________


         On June 15, 1994, the Company announced that the Board of Directors had approved the repurchase of up to 500,000 shares of its common stock from time to time in the open market. Up to 250,000 shares could be contributed to the Syncor
         Employees' Savings and Stock ownership Plan (ESSOP).

         During the period of June 1994 and July 1994, the Company purchased 250,000 shares in the open market at an average price of $9.05 per share. These shares were classified as treasury stock.

         During the first quarter of 1995, the Company began the second phase of the repurchase program. As of this filing, the Company had purchased 250,000 shares in the open market at an average price of $7.65. The Company intends to allocate these shares to the ESSOP.

                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SYNCOR INTERNATIONAL CORPORATION
                                            (Registrant)



May 12, 1995                       By: /s/ Michael E. Mikity
                                      ____________________________
                                      Michael E. Mikity
                                      Vice President and
                                      Chief Financial Officer
                                      (Principal Financial /
                                      Accounting Officer)