Form 10-K/A
period 1994-12-31
SYNCOR INTERNATIONAL CORP /DE/
filed 1995-05-17
CIK 202763

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

  Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulations S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K
                                   ____

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such stock on March 1, 1995, is $78,557,456. The number of shares outstanding of the Registrant's $0.05 par value common stock as of March 1, 1995, was 10,570,333 shares.


                               INDEX TO EXHIBITS

Exhibit No.
___________


1.    Certificate of Incorporation and By-Laws

2.    Restated Certificate of Incorporation of the Company filed as
      Exhibit 3.1 to the 8/28/87 Form 10-K and incorporated herein by reference.

      2.1 Restated By-Laws of the Company filed as Exhibit 3.2 to the 8/28/87 Form 10-K and incorporated herein by reference.

3.    Instruments Defining The Rights of Security Holders
      ___________________________________________________

      3.1 Stock Certificate for Common Stock of the Company filed as Exhibit 4.1 to the 8/26/86 Form 10-K and incorporated herein by reference.

      3.2 Rights Agreement dated as of 11/8/89 between the Company and American Stock Transfer & Trust Company filed as
            Exhibit 2.1 to the Registration Statement on Form 8-A dated 11/3/89 and incorporated herein by reference.

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

      1.6 Stock Option Agreement of Gene R. McGrevin dated 2/92 filed as Exhibit 10.16 to 8/27/92 Form 10-K and incorporated herein by reference.*

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

21.   Subsidiaries of the Registrant

                                                      State of
            Name of Company                           Incorporation
            _______________                           _____________

            Syncor Management Corporation             California
            Syncor Investment Management Corp         Delaware
            Syncor Taiwan, Inc.                       Taiwan
            Syncor Midland, Inc.                      Texas
            Syncor Global Holdings, Inc.              British Virgin Islands
            Syncor Hong Kong Limited                  Hong Kong**
            Syncor Philippines, Inc.                  Philippines**
            Syncor de Mexico                          Mexico**


23.  Consents of Experts and Counsel  Consent of KPMG Peat Marwick
     _______________________________
LLP, filed as Exhibit 23 to 12/31/94 Form 10-K and incorporated herein by reference.


27.  Financial Data Schedule***
     _______________________


__________________________________________
     *      Management contracts or compensatory plan
     **     Subsidiaries of Syncor Global Holdings, Inc.
     ***    Included herewith


                         SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SYNCOR INTERNATIONAL CORPORATION
                                       (Registrant)



May 17, 1995                  By:/s/ Haig S. Bagerdjian
                                 ______________________
                                 Haig S. Bagerdjian
                                 Secretary