Form 10-Q
period 1995-06-30
SYNCOR INTERNATIONAL CORP /DE/
filed 1995-08-09
CIK 202763

==============================================================================
==============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q

                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934






FOR QUARTER ENDED JUNE 30, 1995                 COMMISSION FILE NUMBER 0-8640



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


                                  YES  X   NO
                                      ___     ___


          Indicate the number of shares outstanding of each
          of the issuer's classes of common stock, as of the
          latest practicable date.  As of June 30, 1995,
          10,600,134 shares of $.05 par value common stock
          were outstanding.
==============================================================================
==============================================================================

          SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                INDEX
                                _____


                                                                         PAGE
                                                                         ____
Part I.    Financial Information

  Item 1.  Consolidated Condensed Financial Statements

           Balance Sheets as of
             June 30, 1995 and December 31, 1994. . . . . . . . . .  . . . 2

           Statements of Income for three months
             ended June 30, 1995 and 1994 . . . . . . . . . . . . . . . .  3

           Statements of Income for six months
             ended June 30, 1995 and 1994 . . . . . . . . . . . . . . . .  4

           Statements of Cash Flows for six months
             ended June 30, 1995 and 1994 . . . . . . . . . . . . . . . .  5

           Notes to Consolidated Condensed Financial Statements . . . . .  6

  Item 2.  Management's Discussion and Analysis of Financial Condition . . 7


Part II.   Other Information. . . . . . . . . . . . . . . . . . . . . . .  9

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

             SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                   (in thousands, except per share data)

                                                       JUNE 30,    DECEMBER 31,
                                                         1995          1994
                                                     ___________    ___________
                                                     (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                         $ 21,434       $ 17,761
    Short-term investments                               1,511            230
    Accounts receivable, net                            50,171         49,972
    Inventory                                            4,364          5,369
    Prepaids and other current assets                    3,225          2,964
                                                      _________     __________

         Total current assets                           80,705         76,296

Marketable investment securities                         1,224          1,210
Property and equipment, net                             24,703         26,766
Excess of purchase price over net assets
    acquired, net                                       13,650         13,874
Other assets                                             9,736         10,538
                                                      _________     __________

                                                      $130,018       $128,684
                                                      =========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                  $ 32,491       $ 39,105
    Accrued liabilities                                  3,240          2,928
    Accrued wages and related costs                      9,532          5,494
    Federal and state taxes payable                        687              -
    Current maturities of long-term debt                 2,110          2,153
                                                      _________     __________

         Total current liabilities                      48,060         49,680
                                                      _________     __________


Long-term debt, net of current maturities                6,583          5,154

Stockholders' equity:
    Common stock, $.05 par value                           530            529
    Additional paid-in-capital                          47,110         46,508
    Unrealized loss on investments                         (40)           (52)
    Employee stock ownership loan guarantee             (3,663)        (1,934)
    Foreign currency translation adjustment                124            133
    Retained earnings                                   33,226         30,929
    Treasury stock, at cost; 250 shares                 (1,912)        (2,263)
                                                      _________     __________
         Net stockholders' equity                       75,375         73,850
                                                      _________     __________

                                                      $130,018       $128,684
                                                      =========     ==========

See notes to consolidated condensed financial statements.
             SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (in thousands, except per share data)




                                                    Three Months Ended June 30,
                                                    ___________________________
                                                         1995          1994
                                                       ________       ________
                                                            (UNAUDITED)

Net sales                                              $83,299        $81,888

Cost of sales                                           64,688         64,873
                                                       ________       ________

    Gross profit                                        18,611         17,015

Operating, selling and administrative expenses          16,624         15,788
                                                       ________       ________

    Operating income                                     1,987          1,227

Other income, net                                          141             52
                                                       ________       ________

Income before income taxes                               2,128          1,279

Provision for income taxes                                 851            535
                                                       ________       ________

Net income                                             $ 1,277       $    744
                                                       ========       ========

Net income per share                                     $ .12         $  .07
                                                       ========       ========

Weighted average shares outstanding                     10,503         10,830
                                                       ========       ========

See notes to consolidated condensed financial statements.

             SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   (in thousands, except per share data)




                                                      SIX MONTHS ENDED JUNE 30,
                                                      _________________________
                                                          1995          1994
                                                        _________     _________
                                                             (UNAUDITED)

Net sales                                               $166,300      $156,688

Cost of sales                                            129,852       121,252
                                                        _________     _________

    Gross profit                                          36,448        35,436

Operating, selling and administrative expenses            32,837        30,891
                                                        _________     _________

    Operating income                                       3,611         4,545

Other income, net                                            217           178
                                                        _________     _________

Income before income taxes                                 3,828         4,723

Provision for income taxes                                 1,531         1,889
                                                        _________     _________

Net income                                              $  2,297      $  2,834
                                                        =========     =========


Net income per share                                      $  .22        $  .26
                                                        =========     =========


Weighted average shares outstanding                       10,452        10,800
                                                        =========     =========



See notes to consolidated condensed financial statements.

            SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (in thousands)

                                                      SIX MONTHS ENDED JUNE 30,
                                                     __________________________
                                                         1995          1994
                                                      _________     _________
                                                             (UNAUDITED)

Cash flows from operating activities:

Net income                                             $2,297         $2,834
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                       5,394          5,205
    Amortization of ESSOP loan guarantee                  506            553
    Decrease (increase) in:
         Accounts receivables, net                       (199)       (16,005)
         Inventory                                      1,005         (1,951)
         Other current assets                            (261)           (77)
         Other assets                                    (622)           202
    Increase (decrease) in:
         Accounts payable                              (6,614)        14,401
         Accrued alliance development costs                 -         (3,656)
         Accrued liabilities                              312           (123)
         Accrued wages and related costs                4,038           (657)
         Federal and state taxes payable                  687          1,112
         Foreign currency translation adjustment           (9)           (33)
                                                      _________     _________

    Net cash provided by operating activities           6,534          1,805
                                                      _________     _________

Cash flows from investing and financing activities:

    Purchase of property and equipment, net            (1,683)        (5,481)
    Decrease (increase) in short-term/long-term
      investments                                      (1,295)         1,935
    Issuance of common stock                              603            861
    Reacquisition of common stock                         351              -
    Unrealized gain (loss) in investments                  12            (32)
    Proceeds of short-term/long-term debt               3,663            500
    Repayment of short-term/long-term debt             (2,277)        (2,122)
    Increase in ESSOP Loan Guarantee                   (2,235)             -
                                                      _________     _________
    Net cash used in investing and financing
      activities                                       (2,861)        (4,339)
                                                      _________     _________

    Net increase (decrease) in cash and cash
      equivalents                                       3,673         (2,534)
    Cash and cash equivalents at beginning of period   17,761         15,110

                                                      _________     _________
    Cash and cash equivalents at end of period        $21,434        $12,576
                                                      =========     =========

See notes to consolidated condensed financial statements.
              SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. GENERAL. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the six months ended June 30, 1995, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report and Form 10-K for year ended December 31, 1994.

2. EMPLOYEE BENEFIT PLAN. On June 29, 1995, the Company contributed 250,000 shares of its common stock, which it had purchased during 1994 in the open market, to the Employee Savings and Stock Ownership Plan (ESSOP). The 250,000 shares contributed to the ESSOP were originally classified as "treasury stock." The stock contribution totaled $2.3 million and reflects the fair market value price at the time of the contribution of $9.25 per share. The purchase of these shares was financed through a loan the Company obtained during the second quarter of 1995. The shares will be utilized to match employee contributions made to the ESSOP. The number of shares of stock available to match employee contributions is directly related to the amount of principal payments made on the ESSOP loan.

         This is the second stock contribution the Company has made to the ESSOP since 1989.

3. TREASURY STOCK. During the first and second quarters of 1995, the Company purchased 250,000 shares of its common stock in the open market at an average price of $7.65. These shares are classified as "treasury stock at cost," on the accompanying balance sheet.

             SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS


NET SALES

Consolidated net sales for the second quarter of 1995 rose 1.7% or $1.4 million to $83.3 million versus $81.9 million for the second quarter of 1994. For the six months ended June 30, 1995, net sales increased to $166.3 million, a $9.6 million or 6.1% increase as compared to $156.7 million for the corresponding period of the prior year.

The Company's net sales growth is primarily the result of activity associated with the strategic alliance entered into with its principal supplier of radiopharmaceutical products, the Radiopharmaceutical Division of the DuPont Merck Pharmaceutical
Company (DuPont Merck).   The agreement, which became effective
February 1, 1994, replaced an existing supply agreement between the companies which had been in place since 1988. Under the terms of the new agreement, DuPont Merck relies upon Syncor as the primary distribution channel for its radiopharmaceutical products in the United States. The six months ended June 30, 1995, includes six months of sales associated with this strategic alliance, compared to only five months of sales activity for the same period in 1994.

Sales in the cardiology sector of the business continues to be the driving force in nuclear medicine and the Company's sales growth. Cardiology sales represented approximately 65% of the Company's net sales for the second quarter of 1995, compared to 57% of net sales for the second quarter of 1994. Other favorable factors affecting sales growth in the second quarter of 1995 include the increased sales of unit dose Cardiolite, start-up of new and the acquisition of existing pharmacies during the prior year which are now fully operational and the increased sales volume resulting from the expansion of certain managed care contracts. Sales growth was negatively impacted in the second quarter of 1995 due to a decision by one of the Company's suppliers to stop selling its proprietary products through Syncor's national pharmacy network effective January 16, 1995. During the second quarter of 1995, the loss in sales as a direct result of this decision was approximately $3.5 million and $6.1 million for the six months ended June 30, 1995.

Although profitability has improved in 1995, the introduction of a competing cardiac imaging agent will impact financial results in future quarters. In mid-July 1995, the FDA issued an approvable letter for a new cardiac imaging agent which will compete directly against Cardiolite, one of the cardiac radiopharmaceutical distributed by the Company. The Company anticipates this product to be available in the market in late 1995. As with any new product, the degree in which this new product will affect the overall marketplace will depend on the introduction and penetration strategy employed.


GROSS PROFIT

Gross profit for the second quarter of 1995 increased $1.6 million to $18.6 million or 22.3% of sales compared to $17.0 million or 20.8% of sales for the comparable quarter in 1994. For the six months ended June 30, 1995, gross profit increased to $36.4 million or 21.9% of sales, up from $35.4 million or 22.6% of sales for the corresponding period of the prior year.

The improvement in the gross profit percentage during 1995 is the continued result of a variety of factors. These factors include the modification to the DuPont Merck strategic alliance in January 1995, improved price stability, changing product-mix and increased emphasis in improving business economics.

             SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (CONTINUED)


OPERATING, SELLING AND ADMINISTRATIVE EXPENSES

Operating, selling and administrative expenses increased 5.3% for the second quarter or $.8 million to $16.6 million and increased to 20.0% from 19.3% as a percentage of sales for the same period of 1994. For the six month period ended June 30, 1995 and 1994, these expenses remained constant at 19.7% as a percentage of sales, however, these expenses increased $1.9 million.

The increase for the second quarter and six months of 1995 is due primarily to a bonus accrual, depreciation and amortization expense associated with the acquisition of existing and start-up of new radiopharmacies, additional expenses associated with the DuPont Merck strategic alliance, offset by lower costs associated with programs established in late 1994 to reduce losses, certain overhead expenses, and improve control over radiopharmacy expenditures. Excluding the bonus accrual and the opening of new pharmacies; operating, selling and administrative expenses in the second quarter of 1995 would have declined by approximately 2%. These cost control programs will continue throughout 1995.

As a part of its overall business strategy, the Company continues to invest in developmental business opportunities. These opportunities require ongoing resources in the area of operating, selling and administrative expenses.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents and short and long-term investments of $24.2 million at June 30, 1995, compared with $19.2 million at December 31, 1994. The Company's total debt position of $8.7 million at June 30, 1995, was $1.3 million higher than the debt position at December 31, 1994, due to loan proceed associated with the contribution of an additional 250,000 shares to the Company's ESSOP plan during the second quarter of 1995. Working capital increased from $26.6 million at December 31, 1994 to $32.6 million at June 30, 1995. Days Sales Outstanding for receivables decreased to 53 days at June 30, 1995, compared to 55 days at December 31, 1994.

The nature of the Company's business is not capital intensive and, as new products become available, the capital requirement to accommodate these products will be minimal. The Company believes sufficient internal and external capital sources exist to fund operations and future expansion programs. At June 30, 1995, the Company had unused lines of credit of approximately $17.3 million to fund short-term cash needs.

              SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES


PART II.  OTHER INFORMATION

    Stock Repurchase Program
    ________________________

    On June 20, 1995, the Company announced that the Board of
    Directors had given additional authorization to repurchase of up to 500,000 shares of its common stock from time to time in the open market. This is the second authorization given by the Board of Directors within a twelve month period.

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    (a)         The Annual Meeting of Security Holders was held on June
                20, 1995.

    (b) There was no solicitation in opposition to the management's nominees as listed in the Proxy Statement and all of such nominees were elected.

    (c) (i) At such meeting, Registrant proposed certain amendments to its By-Laws. As set forth in the Proxy Statement beginning on page 20, the proposed amendments would: (I) change the Annual Meeting date; (II) tie deadline for the receipt of nominations of directors to the previous Annual Meeting and create certainty as to when notice is deemed given by the Registrant; (III) change the indemnification agreement of directors and officers; (IV) clarify the vote required to amend the By-Laws as well as matters related to the amendments. The four proposed amendments to the By-Laws were approved with up to 8,302,029 shares voted and the voting results were as follows:

         Proposal Number
         _______________

                     Votes in     %Voted in      Votes       Votes
                     Favor          Favor        Against     Abstained
                     _________    _________      _______     _________
         (I)         8,302,029      78.5%        420,085       70,087
         (II)        7,905,948      74.7%        821,530       73,723
         (III)       8,179,386      77.5%        441,162      171,653
         (IV)        6,753,429      63.8%        331,571       78,738

         (ii) Up to 8,747,508 shares were voted in the election of each of the three nominees for Director and the voting results were as follows:

                              Votes in Favor        % Voted
                               of Election          in Favor
                              ______________        ________

         Gene R. McGrevin        8,747,508            82.7%
         George S. Oki           8,737,898            82.6%
         Robert G. Funari        8,746,264            82.7%

                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SYNCOR INTERNATIONAL CORPORATION
                                           (Registrant)



August 9, 1995                   by: /s/ Michael E. Mikity
                                     ____________________________
                                     Michael E. Mikity
                                     Vice President and
                                     Chief Financial Officer
                                     (Principal Financial /
                                     Accounting Officer)