Form 10-Q/A
period 1995-06-30
SYNCOR INTERNATIONAL CORP /DE/
filed 1995-09-22
CIK 202763

=================================================================
=================================================================

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

=========================================================
=========================================================


                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SYNCOR INTERNATIONAL CORPORATION
                                                        (Registrant)



September 22, 1995                           By: /s/ Michael E. Mikity
                                                ______________________

                                                Michael E. Mikity
                                                Vice President and
                                                Chief Financial Officer
                                                (Principal Financial /
                                                Accounting Officer)