Form 10-Q
period 1995-09-30
SYNCOR INTERNATIONAL CORP /DE/
filed 1995-11-14
CIK 202763

__________________________________________________________________
_________________________________________________________________

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549

                    ____________________

                           FORM 10-Q

             Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934


                    ____________________



FOR QUARTER ENDED SEPTEMBER 30, 1995           COMMISSION FILE NUMBER 0-8640



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


                     Yes  X   No
                         ___      ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 30, 1995, 10,352,509 shares of $.05 par value common stock were outstanding.

__________________________________________________________________
_________________________________________________________________

       SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES

                            INDEX
                            _____




                                                             Page
                                                             ____


Part I.    Financial Information

  Item 1.  Consolidated Condensed Financial Statements

           Balance Sheets as of
             September 30, 1995 and December 31, 1994           2

           Statements of Operations for three months
             ended September 30, 1995 and 1994                  3

           Statements of Income for nine months
             ended September 30, 1995 and 1994                  4

            Statements of Cash Flows for nine months
             ended September 30, 1995 and 1994                  5

           Notes to Consolidated Condensed Financial Statements 6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition                                            7


Part II.   Other Information                                    9

SIGNATURE                                                      10

          SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS
                (in thousands, except per share data)

                                     SEPTEMBER 30,   DECEMBER 31,
                                         1995            1994
                                     _____________   ____________
                                     (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents            $ 22,107        $ 17,761
   Short-term investments                  2,433             230
   Accounts receivable, net               49,526          49,972
   Inventory                               4,286           5,369
   Prepaids and other current assets       2,371           2,964
                                        ________        ________

      Total current assets                80,723          76,296

Marketable investment securities           1,233           1,210
Property and equipment, net               23,456          26,766
Excess of purchase price over net assets
        acquired, net                     13,567          13,874
Other assets                              10,306          10,538
                                        ________        ________
                                        $129,285        $128,684
                                        ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                     $ 32,204        $ 39,105
   Accrued liabilities                     3,003           2,928
   Accrued wages and related costs         8,476           5,494
   Federal and state taxes payable           648              -
   Current maturities of long-term debt    1,883           2,153
                                        ________        ________

      Total current liabilities           46,214          49,680
                                        ________        ________


Long-term debt, net of current maturities  6,305           5,154

Stockholders' equity:
   Common stock, $.05 par value              530             529
   Additional paid-in-capital             47,092          46,508
   Unrealized loss on investments           (32)            (52)
   Employee stock ownership loan         (3,401)         (1,934)
         guarantee
   Foreign currency translation               20             133
         adjustment
   Retained earnings                       34,46           30,929
   Treasury stock, at cost; 250 shar     (1,912)          (2,263)
                                         _______          _______

      Net stockholders' equity            76,766          73,850
                                         _______          ______

                                        $129,285        $128,684
                                        ========        ========

See notes to consolidated condensed financial statements.

       SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              (in thousands, except per share data)


                                  Three Months Ended September30,
                                  _______________________________

                                         1995            1994
                                      _________      _________
                                            (Unaudited)




Net sales                               $81,014         $81,635

Cost of sales                            62,927          66,639
                                        _______         _______

   Gross profit                          18,087          14,996

Operating, selling and                   16,199          16,998
         administrative expenses
                                        ______           _______
   Operating income                       1,888          (2,002)

Other income, net                           184               53
                                        ________         ________

Income before income taxes                2,072          (1,949)

Provision for income taxes                  829            (865)
                                        ________         _________

Net income                               $ 1,243        $(1,084)
                                        ========        ========

Net income per share                       $ .12         $ (.10)
                                        ========        ========

Weighted average shares outstanding       10,607           10,684
                                        ========        =========



See notes to consolidated condensed financial statements.

      SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
         Consolidated CONDENSED STATEMENTS OF INCOME
           (in thousands, except per share data)




                                   Nine Months Ended September 30,
                                  _______________________________
                                         1995            1994
                                  ____________         __________
                                             (Unaudited)

Net sales                               $247,314        $238,323

Cost of sales                            192,779         187,891
                                         _______         _______

   Gross profit                           54,535          50,432

Operating, selling and                    49,036          47,889
         administrative expenses
                                         _______         _______
   Operating income                        5,499           2,543

Other income, net                            401             231

Income before income taxes                 5,900           2,774

Provision for income taxes                 2,360           1,024
                                         _______         _______

Net income                              $  3,540        $  1,750
                                        ========        ========


Net income per share                      $  .34          $  .16
                                        ========         ========

Weighted average shares outstanding       10,496          10,920
                                        ========         ========

See notes to consolidated condensed financial statements.

      SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        (in thousands)

                                  Nine Months Ended September 30,
                                  _______________________________
                                       1995              1994
                                  __________            _________
                                             (Unaudited)

Cash flows from operating activities:


Net income                              $3,540          $1,750
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization         8,021           7,872
   Amortization of ESSOP loan              832             818
         guarantee
   Decrease (increase) in:
      Accounts receivables, net            446        (15,871)
      Inventory                          1,083         (1,327)
      Other current assets                 592           1,357
      Other assets                     (2,571)           (835)
Increase (decrease) in:
Accounts payable                       (6,901)          12,845
      Accrued alliance development          -          (3,871)
         costs
      Accrued liabilities                   76           (169)
      Accrued wages and related costs    2,982           (400)
      Federal and state taxes payable      647             749
      Foreign currency translation       (113)               5
         adjustment
                                       _______         _______

   Net cash provided by operating        8,634           2,923
         activities
                                      ________         _______

Cash flows from investing and financing activities:

   Purchase of property and equipment,  (1,600)        (7,767)
          net
   Decrease (increase) in               (2,226)          2,047
         short-term/long-term investments
   Issuance of common stock                585           1,814
   Reacquisition of common stock           351         (2,263)
   Unrealized gain (loss) in investments    20            (39)
   Proceeds of short-term/long-term debt 3,663          2,700
   Repayment of short-term/long-term    (2,782)        (2,613)
         debt
   Increase in ESSOP Loan Guarantee     (2,299)              -
   Net cash used in investing and
         financing activities           (4,288)        (6,011)
                                        _______        _______

   Net increase (decrease) in cash and    4,346        (3,088)
         cash equivalents
   Cash and cash equivalents at          17,761         15,110
         beginning of period
                                       ________       _________

Cash and cash equivalents at            $22,107         $12,022
          end of period
                                       ========       =========


See notes to consolidated condensed financial statements.

        SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. GENERAL. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the nine months ended September 30, 1995, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report and Form 10-K for year ended December 31, 1994.

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

        SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS


NET SALES

Consolidated net sales for the third quarter of 1995 decreased 0.8% or $0.6 million to $81.0 million versus $81.6 million for the third quarter of 1994. For the nine months ended September 30, 1995, net sales increased to $247.3 million, a $9.0 million or 3.8% increase as compared to $238.3 million for the corresponding period of the prior year.

The Company's net sales growth for 1995 is primarily the result of activity associated with the strategic alliance entered into with its principal supplier of radiopharmaceutical products, the Radiopharmaceutical Division of the DuPont Merck Pharmaceutical
Company (DuPont Merck).   The agreement, which became effective
February 1, 1994, replaced an existing supply agreement between the companies which had been in place since 1988. Under the terms of the new agreement, DuPont Merck relies upon Syncor as the primary distribution channel for its radiopharmaceutical products in the United States. The nine months ended September 30, 1995, includes nine months of sales associated with this strategic alliance, compared to only eights months of sales activity for the same period in 1994.

Sales in the cardiology sector of the business continues to be the driving force in nuclear medicine and the Company's sales growth. Cardiology sales represented approximately 71% of the Company's net sales for the third quarter of 1995, compared to 57% of net sales for the third quarter of 1994. Unit dose sales showed an increase of 4.4% for the third quarter of 1995 and a current year-to-date increase of 6.2% This growth in unit dose sales is a direct result of the on-going effort of the Company to convert bulk radiopharmaceutical customers to the higher sales and margin unit dose service.

Other favorable factors affecting sales growth in the third quarter of 1995 include growth in the sales of a newly approved brain imaging agent, start-up of new and the acquisition of existing pharmacies during the prior year which are now fully operational and the increased sales volume resulting from the expansion of certain managed care contracts. Sales growth was negatively impacted in the third quarter of 1995 due to a decision by one of the Company's suppliers to stop selling its proprietary products through Syncor's national pharmacy network effective January 16, 1995. During the third quarter of 1995, the loss in sales as a direct result of this decision was approximately $4.5 million and $10.6 million for the nine months ended September 30, 1995.

Although profitability continues to improve in 1995, the impending launch of a competing cardiac imaging agent will impact financial results in future quarters. In mid-July 1995, the FDA issued an approvable letter for a new cardiac imaging agent which will compete directly against Cardiolite, one of the cardiac radiopharmaceuticals distributed by the Company. The Company anticipates this product will be available in the market in early 1996 and expects to experience some loss of market share following the introduction.

GROSS PROFIT

Gross profit for the third quarter of 1995 increased $3.1 million to $18.1 million or 22.3% of sales compared to $15.0 million or 18.4% of sales for the comparable quarter in 1994. For the nine months ended September 30, 1995, gross profit increased to $54.5 million or 22.1% of sales, up from $50.4 million or 21.2% of sales for the corresponding period of the prior year.

The gross profit percentage for the third quarter of 1995, was consistent with the second quarter 1995 result of 22.3% and 3.9% points better than the comparable quarter in 1994. This improvement continues to reflect the impact of several actions the Company took in late 1994 to improve cost effectiveness of its operations. Other factors which have positively impacted the gross margin percentage during 1995 include the modification to the DuPont Merck strategic alliance in January 1995, changing product-mix and increased emphasis in improving business economics. Additionally, although the Company continues to experience extreme pricing pressure in the market place, it has made significant progress in halting the erosion which it experienced in 1994. For the first time in two years, the Company experienced no price erosion for the third quarter of 1995, when compared to the comparable quarter in 1994.


OPERATING, SELLING AND ADMINISTRATIVE EXPENSES

Operating, selling and administrative expenses decreased 4.7% for the third quarter or $.8 million to $16.2 million and decreased as a percentage of sales to 20.0% from 20.8% for the same period of 1994. For the nine month period ended September 30, 1995, these expenses increased 2.4% or $1.1 million to $49.0 million, however decreased as a percentage of sales to 19.8% from 20.1% for the comparable period in 1994.

The increase in expenses for 1995 is due primarily to a management incentive accrual, depreciation and amortization expense associated with the acquisition of existing and start-up of new radiopharmacies, additional expenses associated with the DuPont Merck strategic alliance, offset by lower costs associated with programs established in late 1994 to reduce losses, certain overhead expenses, and improve control over radiopharmacy expenditures. The Company continues, as a part of its overall business strategy, to invest in developmental business opportunities. These opportunities require ongoing resources in the area of operating, selling and administrative expenses.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents and short and long-term investments of $25.8 million at September 30, 1995, compared with $19.2 million at December 31, 1994. The Company's total debt position of $8.2 million at September 30, 1995, was $0.8 million higher than the debt position at December 31, 1994, due to loan proceeds associated with the contribution of an additional 250,000 shares to the Company's ESSOP plan during the second quarter of 1995. Working capital increased from $26.6 million at December 31, 1994 to $34.5 million at September 30, 1995. Days Sales Outstanding on receivables decreased to 53 days at September 30, 1995, compared to 55 days at December 31, 1994.

The nature of the Company's business is not capital intensive and, as new products become available, the capital requirement to accommodate these products will be minimal. The Company believes sufficient internal and external capital sources exist to fund operations and future expansion programs. At September 30, 1995, the Company had unused lines of credit of approximately $17.3 million to fund short-term cash needs.

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


                                SYNCOR INTERNATIONAL CORPORATION
                                         (Registrant)



November 14, 1995                    By:  /s/ Michael E. Mikity
                                          _____________________


                                         Michael E. Mikity
                                         Vice President and
                                         Chief Financial Officer
                                         (Principal Financial /
                                         Accounting Officer)