Form 10-K405
period 1995-12-31
SYNCOR INTERNATIONAL CORP /DE/
filed 1996-04-01
CIK 202763

- --------------------------------------------------------------------------------
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                ------------------------------------------------------

                                      FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                ------------------------------------------------------

                         FOR THE YEAR ENDED DECEMBER 31, 1995
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

                             COMMON STOCK $.05 PAR VALUE
                                   (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                              --

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such stock on March 1, 1996 is $62,730,993. The number of shares outstanding of the Registrant's $0.05 par value common stock as of March 29, 1996 was 10,412,509 shares.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Annual Report to Shareholders for the year ended December 31, 1995, are incorporated by reference into Parts I, II and IV of this report.

Portions of Registrant's definitive Proxy Statement for Registrant's Annual Meeting of Shareholders on June 26, 1996, are incorporated by reference into
Part III of this report.

- --------------------------------------------------------------------------------

                           SYNCOR INTERNATIONAL CORPORATION

                                  TABLE OF CONTENTS

                               FORM 10-K ANNUAL REPORT

                                  DECEMBER 31, 1995

PART I                                                                      PAGE

Item 1.  BUSINESS...........................................................  1

Item 2.  PROPERTIES.........................................................  4

Item 3.  LEGAL PROCEEDINGS..................................................  5

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................  6



PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS............................................................  6

Item 6.  SELECTED FINANCIAL DATA............................................  6

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..............................................  6

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA............  6

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE...............................................  6



PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................  7

Item 11. EXECUTIVE COMPENSATION.............................................  7

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.........................................................  7

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................  7



PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....  7

                                        PART I


ITEM I.  BUSINESS.

Unless otherwise indicated, the term "Syncor" or the "Company" as used in this report refers to Syncor International Corporation, incorporated in 1985 under the laws of the State of Delaware, and its consolidated subsidiaries.


GENERAL DEVELOPMENT OF BUSINESS

The general development of the Company's business for the year ended December 31, 1995, is covered in the letter from the Chairman of the Board, Chief Executive Officer and President to the Company's shareholders in the Company's Annual Report to Shareholders for said year and is hereby incorporated herein by reference. A copy of the Company's Annual Report to Shareholders is attached hereto as Exhibit 13.


DESCRIPTION OF BUSINESS

PRINCIPAL PRODUCTS PRODUCED AND SERVICES RENDERED

The Company is a pharmacy services company primarily engaged in compounding, dispensing and distributing radiopharmaceutical products to hospitals and clinics through its nationwide network of 118 nuclear pharmacy service centers and four Positron Emission Tomography ("PET") pharmacy service centers.

The radiopharmaceuticals provided by the Company are principally used for diagnostic imaging of physiological functions and organ systems. In addition, the Company provides various services in connection with the sale of radiopharmaceuticals, including radiopharmaceutical record keeping required by Federal and state government agencies, and radiopharmaceutical technical consulting. The Company estimates that its pharmacies service approximately 7,000 hospitals and clinics in 39 states throughout the United States. During each of the last three fiscal years, these pharmacies contributed more than 95 percent of the consolidated net sales of the Company.

Other activities of the Company include the marketing and distribution of imaging cold kits, isotopes and medical reference sources in addition to nuclear and pharmacy equipment and accessories.

The description of Syncor's various activities in the Company's Annual Report to Shareholders for the year ended December 31, 1995 are hereby incorporated herein by reference.


SOURCES AND AVAILABILITY OF RAW MATERIALS

The Company's pharmacies dispensed approximately 60 different radiopharmaceutical products, which are obtained primarily from six suppliers, including The Radiopharmaceutical Division of The DuPont Merck Pharmaceutical Company ("DuPont").

The majority of the products are supplied by DuPont. If DuPont is not able to supply its proprietary products to the Company, the Company's operations could be negatively impacted. Management believes that if any one of the other suppliers of radiopharmaceuticals to the Company failed to supply products, then the Company's other current suppliers would be able to supply additional products to make up most of the shortfall. The failure of two or more suppliers to provide products at a particular time, however, could have an adverse effect on the Company's business. Although periodic product outages and shortages occur, to date, the Company's pharmacies have not experienced any significant difficulty in securing sufficient supplies of radiopharmaceutical products.

On January 16, 1995, Medi-Physics stopped selling its proprietary radiopharmaceutical products (including Ceretec-Registered Trademark-, a brain imaging agent) through Syncor's national pharmacy network, and began its own network with formerly non-affiliated, independent radiopharmacies. In 1994, Syncor had approximately $19 million in sales and earned approximately $2.4 million gross margin from Medi-Physics' proprietary products. In 1995, the Company was able to successfully overcome a portion of the loss of Medi-Physics' proprietary products by providing its customers with Neurolite-Registered Trademark-, a brain imaging agent, and other services, such as custom compounding.

The Company is consistently in pursuit of improving its relationships with current suppliers and developing new long-term relationships.


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

Since February 1, 1994, the Company has participated in a long-term distribution agreement with its principal supplier of radiopharmaceutical products, DuPont. Under the terms of the agreement, DuPont relies upon the Company as the primary distribution channel for its radiopharmaceutical products in the United States. Upon concluding a joint review of the agreement with DuPont in early 1995, the original terms of the agreement were modified to allow the Company to begin distribution, in unit-dose and bulk form, of the newly approved radiopharmaceutical agent Neurolite-Registered Trademark-, which utilizes Single Photon Emission Computed Tomography ("SPECT") for brain imaging. Modifications to the agreement also resulted in enhanced margins and cash flow for the Company.


DEPENDENCE ON CUSTOMERS

The Company's operations are such that none of its business is dependent upon a single customer. However, if two or more customers were to merge and cease to use the Company's services, such a loss could have a short-term negative impact on the Company's operations.


COMPETITIVE CONDITIONS

The Company's pharmacies compete primarily with large manufacturers of radiopharmaceuticals, which directly supply radiopharmaceutical products to hospitals. Two of such manufacturers have set up their own centralized radiopharmacies to supply customers. Following the loss of Medi-Physics' proprietary products, Syncor offered its customers an alternative product, Neurolite-Registered Trademark-, a brain imaging agent, and offered increased compounding services. The Company also competes with a number of other independent entities, each of which operates one or more radiopharmacies. In certain markets, there is competition with universities which own and operate centralized radiopharmacies. The principal competitive practices of the manufacturers, and others, involve price and service. Management believes that the advantages to end-users of using a centralized radiopharmacy rather than preparing their own radiopharmaceutical products include: i) reduced risk of radiation exposure to hospital personnel; (ii) cost savings due to the Company's volume purchasing power; (iii) better utilization of time-sensitive products purchased from the radiopharmaceutical manufacturers; and (iv) reduction in the time needed to maintain extensive records required by regulatory agencies.

In brief, the Company's pharmacies have continued to provide quality controlled unit-dose radiopharmaceuticals, a nearly comprehensive nuclear medicine product line, professional consultation and delivery services, and computer hardware and proprietary software products for use in nuclear medicine department operations.


GOVERNMENT REGULATION

Each of the Company's pharmacies is licensed by and must comply with the regulations of the United States Nuclear Regulatory Commission ("NRC") or corresponding state agencies. In addition, each pharmacy is licensed and regulated by the Board of Pharmacy in the state where it is located.

Periodic inspections of the Company's pharmacies are conducted by the NRC and various other Federal and state agencies. Unsatisfactory inspection results could lead to escalated enforcement action, the imposition of fines or the suspension, revocation or denial of renewal of the licenses for the location inspected. The Company devotes substantial human and financial resources to ensure continued regulatory compliance and believes that it is currently in compliance with all material rules and regulations.

The Company is subject to the various Federal and state regulations relating to occupational safety and health and the use and disposal of bio-hazardous materials. In addition, the Company's products are subject to Federal and state regulations relating to drugs and medical devices. The Company is seeking to challenge the FDA's announcement on February 27, 1995 of its intention to regulate the development of positron emission tomography ("PET") nuclear medicine because such regulation would increase the Company's cost of operations.

Compliance with the applicable environmental control laws and regulations, such as those regulating the use and disposal of radioactive materials, is inherent in the industry and the normal operations of the Company's pharmacies. Historically, compliance with such laws and regulations has not had a material adverse effect on the capital expenditures, earnings or competitive position of the Company.


FOREIGN OPERATIONS

Syncor owns and operates nuclear pharmacies at four non-U.S. sites: Hong Kong (British Crown Colony); Taipei and Kaoshiung (Taiwan Republic of China); and Manila (Republic of the Philippines). The Company continues its joint ventures with various parties in the Peoples' Republic of China, with pharmacies operating in Beijing and Shanghai. In 1995, the Company continued its plans to expand internationally, and opened radiopharmacies in Mexico City (United States of Mexico) and in Bangkok (Kingdom of Thailand). In early 1996, Syncor opened its ninth international pharmacy in Puerto Rico. By the end of 1998, Syncor plans to have an international distribution network in 25 markets outside the United States. The Company's foreign operations are not immune to the inherent uncertainties and risks of currency fluctuations, political instability, trade restrictions, or inconsistent product regulations associated with each jurisdiction.


EMPLOYEES

As of December 31, 1995, Syncor employed approximately 2,161 people. However, the full-time equivalent personnel for the same period was approximately 1,314 people.

ITEM 2.  PROPERTIES.

The Company and its consolidated subsidiaries lease (and in one location own) and operate a number of pharmacies whose locations are set forth in the following table:(1)


STATE              LOCATION                           STATE               LOCATION
- -----              --------                           -----               --------
ALABAMA            Birmingham                         MISSOURI            Kansas City
                   Mobile                                                 Overland (St. Louis)
ARIZONA            Gilbert (Mesa)                                         Springfield
                   Phoenix*                           NEBRASKA            Lincoln
                   Tucson                                                 Omaha*
ARKANSAS           Little Rock                        NEVADA              Las Vegas
CALIFORNIA         Bakersfield                                            Reno
                   Berkeley                           NEW JERSEY          Kenilworth (Newark)
                   Colton                             NEW MEXICO          Albuquerque
                   Fresno                             NEW YORK            The Bronx
                   Los Angeles**                                          Cheektowaga (Buffalo)
                   Modesto                                                Franklin Square(Long Island)
                   Orange                                                 Newburgh
                   Sacramento*                                            Rochester
                   San Diego                                              Syracuse
                   San Jose                                               Troy (Albany)
                   Torrance                           NORTH CAROLINA      Charlotte
                   Van Nuys (Los Angeles)                                 Greensboro
COLORADO           Colorado Springs                   OHIO                Cincinnati
                   Denver                                                 Columbus
CONNECTICUT        Glastonbury (Hartford)                                 Girard (Youngstown)
                   Stamford                                               Holland (Toledo)
DELAWARE           Seaford                                                Miamisburg (Dayton)
FLORIDA            Fort Myers                                             Uniontown (Akron)
                   Gainesville                                            Valley View (Cleveland)
                   Jacksonville                       OKLAHOMA            Oklahoma City
                   Jupiter (West Palm Beach)                              Tulsa
                   Miami Lakes (Miami)                OREGON              Portland
                   Pensacola                          PENNSYLVANIA        Allentown
                   Pompano Beach (Ft.Lauderdale)                          Bloomsburg
                   Sarasota                                               Bristol (N. Philadelphia)
                   Tampa                                                  Duncansville (Altoona)
                   Winter Park (Orlando)                                  Hummelstown (Harrisburg)
GEORGIA            Augusta                                                Pittsburgh
                   Columbus                                               Sharon Hill (Philadelphia)
                   Doraville (Atlanta)                RHODE ISLAND        Providence
ILLINOIS           Des Plaines                        SOUTH CAROLINA      Columbia
                   Chicago                            TENNESSEE           Chattanooga
                   Springfield                                            Jackson
INDIANA            Ft. Wayne                                              Knoxville
                   Indianapolis                                           Memphis
                   Munster                                                Memphis (Med-Center)
                   West Lafayette (Purdue)                                Nashville
IOWA               Des Moines                         TEXAS               Amarillo
KANSAS             Wichita                                                Austin
KENTUCKY           Lexington                                              Beaumont
                   Louisville                                             Corpus Christi
LOUISIANA          New Orleans                                            Dallas
MARYLAND           Lanham (Washington DC)                                 El Paso
                   Timonium (Baltimore)                                   Fort Worth
MASSACHUSETTS      Woburn (Boston)                                        Houston
MICHIGAN           Grand Rapids                                           Lubbock
                   Southfield (Detroit)                                   North Dallas
                   Swartz Creek (Flint)                                   San Antonio
MINNESOTA          Moorhead (Fargo ND)                VIRGINIA            Richmond
                   St. Paul                                               Virginia Beach
MISSISSIPPI        Flowood (Jackson)                  WASHINGTON          Seattle
                   Gulfport                                               Spokane
                                                      WEST VIRGINIA       Huntington
                                                      WISCONSIN           Appleton (Green Bay)
                                                                          Wauwatosa (Milwaukee)

 -------------------------
    (1) The Company also owns an interest in pharmacies in Salt Lake City, Utah; Midland, Texas, and Huntsville, Alabama.
    *    Cities where the Company has both a nuclear and PET pharmacy.
    **   PET pharmacy only.

Pharmacy lease terms vary from less than one year up to approximately ten years, and average approximately five years. Leased areas average approximately 4,500 square feet.

The Company's Corporate Offices are located in two facilities. The Company leases its main Corporate Office facility in Chatsworth, California, pursuant to a lease that commenced on March 1, 1987. The lease is for a term of ten years with two successive five-year renewal options. Presently, the Company leases approximately 76,464 square feet at such location which is adequate for the Company's current needs. The Company subleases a second Corporate Office facility in Norcross, Georgia, pursuant to a sublease that commenced on August 13, 1993. The sublease is for a term of three years. Presently, the Company subleases approximately 9,593 square feet at such location which is adequate for the Company's current needs.

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

The Company has also undertaken several pieces of litigation where it is the plaintiff. In SYNCOR V. FOOD AND DRUG ADMINISTRATION ("FDA"), filed in the U.S. District Court for the District of Columbia on August 24, 1995, Syncor is seeking to challenge the FDA announcement on February 27, 1995 of its intention to regulate the development of positron emission tomography ("PET") nuclear medicine. Syncor bases its case on: (1) violation of the Administrative Procedure Act; (2) violation of the Federal Food, Drug, and Cosmetic Act; (3) usurping of States' rights by seeking to define the practice of pharmacy, in violation of the Tenth Amendment; and (4) abuse of discretion in denying Syncor's Citizen Petition of May 4, 1992. The Company's goals are to convince the court to declare FDA's PET regulatory scheme null and void, and to allow state licensed pharmacies to compound PET radiotracers. The parties have filed respective summary judgment motions and the issues will be heard on May 1, 1996.

In SYNCOR V. PYRAMID DIAGNOSTIC SERVICES, INC. ("Pyramid") filed on April 6, 1995 in the United States District Court Western District of Michigan - Southern Division, Syncor sought to prevent Pyramid's unauthorized procurement of DuPont's Cardiolite-Registered Trademark- (a major product for the Company) in violation of a bailment and license agreement, criminal drug conversion, unfair competition, tortious interference with business relationships, and infringement of Syncor's exclusivity to Cardiolite-Registered Trademark-. Syncor first obtained a preliminary injunction against Pyramid on April 17, 1995, prohibiting Pyramid from buying or selling Cardiolite-Registered Trademark-. A settlement agreement was later executed with Pyramid on October 5, 1995, and a Stipulated Judgment was filed in favor of Syncor in the amount of $6 million dollars. The preliminary injunction against Pyramid was made permanent, and confidentiality over the case was lifted.

Pyramid filed for bankruptcy on October 6, 1995. In connection therewith, on November 13, 1995, Syncor purchased all of Pyramid's assets for $3,150,000. As a result, three new sites were added to Syncor's pharmacy network (of eight sites purchased from Pyramid, five were closed). Pyramid is currently in the process of liquidating its assets. The Stipulated Judgment in favor of Syncor is subject to appeal by other creditors of Pyramid and court approval. If Syncor's claims are not contested, Syncor may receive its portion of the assets.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


                                       PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

The information relating to the Company's Common Stock which appears in the Company's Annual Report to Shareholders for the year ended December 31, 1995, under Note 14, "Selected Quarterly Results of Operations" and Shareholder Information, included in this Form 10-K Annual Report as Exhibit 13, is hereby incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial data which appears in the Company's Annual Report to Shareholders for the year ended December 31, 1995, under the heading of "Selected Financial Data", included in this Form 10-K Annual Report as Exhibit 13, is hereby incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's discussion and analysis of financial condition and results of operations which appears in the Company's Annual Report to Shareholders for the year ended December 31, 1995, under the heading of "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in this Form 10-K Annual Report as Exhibit 13, is hereby incorporated herein by reference.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

The consolidated financial statements and the notes thereto which appear in the Company's Annual Report to Shareholders for the year ended December 31, 1995, under the headings of "Consolidated Statements of Income" and "Consolidated Balance Sheets", included in this Form 10-K Annual Report as Exhibit 13, are hereby incorporated herein by reference. Schedules containing certain supporting information are also included. See Financial Statement
Schedules on page 7 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                       PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information called for by Item 10 of Form 10-K is hereby incorporated by reference from the Company's definitive Proxy Statement for its Annual Meeting of Shareholders, to be held on June 26, 1996, which will be filed with the Commission pursuant to Regulation 14A of the Securities and Exchange Commission ("Regulation 14A") within 120 days from December 31, 1995.

Based solely upon its review of Forms 3 and 4 furnished to the Company, the Company believes that all reports required to be filed during 1995 pursuant to
Section 16(b) of the Securities Exchange Act of 1934 were timely filed.


ITEM 11. EXECUTIVE COMPENSATION.

The information called for by Item 11 of Form 10-K is hereby incorporated by reference from the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 26, 1996, which will be filed with the Commission pursuant to Regulation 14A within 120 days from December 31, 1995.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information called for by Item 12 of Form 10-K is hereby incorporated by reference from the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 26, 1996, which will be filed with the Commission pursuant to Regulation 14A within 120 days from December 31, 1995.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information called for by Item 13 of Form 10-K is hereby incorporated by reference from the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 26, 1996, which will be filed with the Commission pursuant to Regulation 14A within 120 days from December 31, 1995.


                                       PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)  1.  CONSOLIDATED FINANCIAL STATEMENTS.

              The consolidated financial statements listed below, together with the report thereon of KPMG Peat Marwick LLP, dated March 8, 1996, which appear in the Company's Annual Report to Shareholders for the year ended December 31, 1995, included in this Form 10-K Annual Report as Exhibit 13, are hereby incorporated herein by reference.

                        Independent Auditors' Report
                        Consolidated Balance Sheets
                        Consolidated Statements of Income
                        Consolidated Statements of Stockholders' Equity Consolidated Statements of Cash Flows
                        Notes to Consolidated Financial Statements

         2.  FINANCIAL STATEMENT SCHEDULES.

               The following schedule supporting the financial statements of the Company is included herein:
                                                                            Page
                                                                            ----

                   Schedule II    Valuation and Qualifying Accounts..........10

               All other schedules and financial statements of the Company are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

         3.  INDEX TO EXHIBITS.

               The list of exhibits filed as part of this report on Form 10-K or incorporated herein by reference appear as Index to Exhibits on page 11 hereof.

    (b)  REPORTS ON FORM 8-K FILED IN THE QUARTER ENDED DECEMBER 31, 1995.

              None.

    (c)  EXHIBITS.

               The exhibits required by Item 601 of Regulation S-K are filed herewith or are incorporated herein by reference and are listed in the Index to Exhibits on page 11 hereof.

    (d)  ADDITIONAL INFORMATION.

               In January 1996, Joseph Kleiman, a member of the Company's Board of Directors since 1985, died.

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SYNCOR INTERNATIONAL CORPORATION


                                       By /s/ Robert G. Funari
                                       ------------------------------
                                       Robert G. Funari
                                       President and Chief Operating Officer
                                       Date:  3/31/96

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Monty Fu
- --------------------------------------------
Monty Fu, Chairman of the Board and Director
Date: 3/31/96

/s/ Gene R. McGrevin
- --------------------------------------------
Gene R. McGrevin, Vice Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Director
Date: 3/31/96

/s/ Robert G. Funari
- --------------------------------------------
Robert G. Funari, President and Chief Operating Officer
and Director
Date: 3/31/96

/s/ Michael E. Mikity
- --------------------------------------------
Michael E. Mikity, Vice-President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: 3/31/96

/s/ George S. Oki
- --------------------------------------------
George S. Oki, Director
Date: 3/31/96

/s/ Arnold E. Spangler
- --------------------------------------------
Arnold E. Spangler, Director
Date: 3/31/96

/s/ Steven B. Gerber
- --------------------------------------------
Steven B. Gerber, Director
Date: 3/31/96

/s/ Henry N. Wagner, Jr.
- --------------------------------------------
Henry N. Wagner, Jr., Director
Date: 3/31/96

/s/ Gail R. Wilensky
- --------------------------------------------
Gail R. Wilensky, Director
Date: 3/31/96

                  SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS



(IN THOUSANDS)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              BALANCE                                 BALANCE
                                 AT         COSTS                      AT END
                             BEGINNING       AND        DEDUCTIONS      OF
DESCRIPTION                  OF PERIOD     EXPENSES        (A)         PERIOD
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Year Ended
December 31, 1995
Allowance for doubtful
accounts                      $1,154       $  609       $  666         $1,097

Year Ended
December 31, 1994
Allowance for doubtful
accounts                      $1,200       $  358       $  404         $1,154

Seven-Months Ended
December 31, 1993
Allowance for doubtful
accounts                      $1,502       $  224       $  526         $1,200

Year Ended May 31, 1993
Allowance for doubtful
accounts                      $1,681       $1,123       $1,302         $1,502




(A) Uncollectible accounts written-off, net of recoveries and reduction of reserve.

                                   INDEX TO EXHIBITS


EXHIBIT NO.


3.  Certificate of Incorporation and By-Laws

    3.1     Restated Certificate of Incorporation of the Company filed as
            Exhibit 3.1 to the 8/28/87 Form 10-K and incorporated herein by reference.

    3.2     Restated By-Laws of the Company.

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

    10.4 Third amendment dated 1/1/91 to Employment Agreement dated 2/1/89 between the Company and Gene R. McGrevin filed as Exhibit 10.7 to 8/29/91 Form 10-K and incorporated herein by reference.*

    10.5 Syncor International Corporation 1981 Master Stock Option Plan as amended filed as part of Company's Proxy Statement dated 11/5/85, for its Annual Meeting of Shareholders held 11/26/85, and incorporated herein by reference.*

    10.6    Stock Option Agreement of Gene R. McGrevin dated 1/2/92 filed as
            Exhibit 10.16 to 8/27/92 Form 10-K and incorporated herein by reference.*

    10.7 Form of Indemnity Agreement substantially as entered into between Company and each Director and Officer filed herein as Exhibit 3.2 Appendix A.*

    10.8 Form of Benefits Agreement substantially as entered into between Company and each Director.*

    10.9 Form of Benefits Agreement substantially as entered into between Company and certain employees, filed herein as Exhibit 10.8.*

    10.10 Syncor International Corporation 1990 Master Stock Incentive Plan As Amended and Restated filed as part of Company's Proxy Statement dated 10/4/93 for its Annual Meeting of Shareholders held 11/15/93 and incorporated herein by reference.*

    10.11 Syncor International Corporation Deferred Compensation Plan effective July 1, 1991, as Amended and Restated effective April 19, 1993, filed as Exhibit 10.11 to 3/30/93 Form 10-K and incorporated herein by reference.*

    10.12 Employment Agreement dated July 21, 1993, between the Company and Robert G. Funari filed as Exhibit 10.12 to 3/30/94 Form 10-K and incorporated herein by reference.*

    10.13 Syncor International Corporation McGrevin Deferred Compensation Plan, Amended and Restated, effective October 23, 1995.*

    10.14 Split Ownership/Split Dollar Life Insurance Assignment Agreement effective June 10, 1993, between the Company and Gene R. McGrevin filed as Exhibit 10.14 to 8/30/90 Form 10-K and incorporated herein by reference.*

    10.15 Form of Stock Option Agreement substantially as entered into between the Company and certain employee Directors and employees filed as Exhibit 10.15 to 3/30/94 Form 10-K and incorporated herein by reference.*

    10.16 Form of Stock Option Agreement substantially as entered into between the Company and certain non-employee Directors filed as
            Exhibit 10.16 to 3/30/94 Form 10-K and incorporated herein by reference.*

    10.17 Non-qualified stock option award agreement dated January 24, 1995 entered into between the Company and Arnold E. Spangler.*

    10.18 Non-qualified stock option award agreement dated January 24, 1995 entered into between the Company and George S. Oki.*

    10.19 Non-qualified stock option award agreement dated January 24, 1995 entered into between the Company and Henry Wagner, Jr.*


11. Statement Re:  Computation of Per Share Earnings

    Computation can be clearly determined from the material contained in the Company's Annual Report to Shareholders for year ended December 31, 1995.

13. Annual Report to Security Holders

    Syncor International Corporation Annual Report to Shareholders for the year ended December 31, 1995, except for specific information in such Annual Report expressly incorporated herein by reference, is furnished for the information of the Commission and is not to be deemed "filed" as part hereof.

21. Subsidiaries of the Registrant

                                                      State or Country
         Name of Subsidiary                           of Organization
         ------------------                           ----------------

         Syncor Investment Management Corporation     Delaware
         Syncor Management Corporation                California
         Syncor Midland, Inc.                         Texas

         Syncor Global Holdings Ltd.                  British Virgin Islands
         Syncor International (Thailand) Co., Ltd.    Kingdom of Thailand

         Specialised Medicial Trading Pty Ltd         Commonwealth of
                                                       Australia**
         Syncor de Mexico, S.A. de C.V.               United States of Mexico**
         Syncor Hong Kong Limited                     Hong Kong B.C.C.**
         Syncor Korea, Inc.                           Republic of Korea**
         Syncor Pharmacies Australia Pty Ltd          Commonwealth of
                                                       Australia**
         Syncor Philippines, Inc.                     Republic of the
                                                       Philippines**
         Syncor New Zealand Ltd.                      New Zealand**
         Syncor Taiwan, Inc.                          Taiwan Republic of
                                                       China**


23. Consents of Experts and Counsel Consent of KPMG Peat Marwick LLP.***


- --------------------------------
    *    Management contracts or compensatory plan
    **   Subsidiaries of Syncor Global Holdings Ltd.
    ***  Included herewith