Form 10-Q
period 1996-03-31
SYNCOR INTERNATIONAL CORP /DE/
filed 1996-05-13
CIK 202763

===========================================================================
===========================================================================


                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549



                                  FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934






FOR QUARTER ENDED MARCH 31, 1996             COMMISSION FILE NUMBER 0-8640



                     SYNCOR INTERNATIONAL CORPORATION
          (Exact name of registrant as specified in its charter)


       DELAWARE                                     85-0229124
(State or other jurisdiction           (I.R.S. Employer Identification No.)
    of incorporation or
       organization)


20001 PRAIRIE STREET, CHATSWORTH, CALIFORNIA                  91311
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


                         YES  X   NO
                             ___     ___


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 31, 1996, 10,412,509 shares of $.05 par value common stock were outstanding.

==========================================================================
==========================================================================


            SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                  INDEX
                                  _____



                                                           Page
                                                           ____

Part I.    Financial Information

  Item 1.  Consolidated Condensed Financial Statements

           Balance Sheets as of
             March 31, 1996 and December 31, 1995  . . . . . 2

           Statements of Income for three months
             ended March 31, 1996 and 1995 . . . . . . . . . 3

           Statements of Cash Flows for three months
             ended March 31, 1996 and 1995 . . . . . . . . . 4

           Notes to Consolidated Condensed Financial
             Statements  . . . . . . . . . . . . . . . . . . 5

  Item 2.  Management's Discussion and Analysis of
           Financial Condition . . . . . . . . . . . . . . . 6


Part II.   Other Information . . . . . . . . . . . . . . . . 7

SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . 8

              SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                    (in thousands, except per share data)

                                                     MARCH 31,   DECEMBER 31,
                                                       1996         1995
                                                    ___________  ___________
                                                    (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                        $ 26$ ,084     $ 23,022
    Short-term investments                                2,013        2,296
    Accounts receivable, net                             54,399       50,857
    Inventory                                             4,961        5,159
    Prepaids and other current assets                       240        2,306

        Total current assets                             87,697       83,640

Marketable investment securities                          1,246        1,241
Property and equipment, net                              22,612       23,006
Excess of purchase price over net assets
    acquired, net                                        14,334       14,414
Other assets                                             11,531       11,379
                                                       _________    _________

                                                       $137,420     $133,680
                                                       =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                   $ 36,005     $ 33,286
    Accrued liabilities                                   3,023        2,395
    Accrued wages and related costs                       8,747       10,060
    Federal and state taxes payable                         669          755
    Current maturities of long-term debt                  2,213        2,224
                                                       _________    _________


        Total current liabilities                        50,657       48,720

Long-term debt, net of current maturities                 4,711        5,200
Deferred compensation                                       864          864
Minority interest                                           772          634

Stockholders' equity:
    Common stock, $.05 par value                            533          533
    Additional paid-in capital                           47,169       47,169
    Unrealized loss on investments                          (21)         (24)
    Employee stock ownership loan guarantee              (2,548)      (2,998)
    Foreign currency translation adjustment                (110)        (105)
    Retained earnings                                    37,304       35,598
    Treasury stock, at cost; 250 shares                  (1,911)      (1,911)
                                                       _________    _________

        Net stockholders' equity                         80,416       78,262
                                                       _________    _________

                                                       $137,420     $133,680
                                                       =========    =========

See notes to consolidated condensed financial statements.
/TABLE

                SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands, except per share data)


                                                  THREE MONTHS ENDED MARCH 31,
                                                  ____________________________
                                                       1996           1995
                                                      ______         ______
                                                           (UNAUDITED)
Net sales                                            $92,317         $83,001

Cost of sales                                         72,103          65,164
                                                    _________       _________

    Gross profit                                      20,214          17,837

Operating, selling and administrative expenses        18,101          16,213
                                                    _________       _________

    Operating income                                   2,113           1,624

Other income, net                                        731              76
                                                    _________       _________

Income before taxes                                    2,844           1,700

Provision for income taxes                             1,138             680
                                                    _________       _________

Net income                                           $ 1,706        $ 1,020
                                                    =========       =========

Net income per share                                   $ .16          $ .10
                                                    =========       =========


Weighted average shares outstanding                   10,468         10,428
                                                    =========       =========

See notes to consolidated condensed financial statements.

             SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
              Consolidated Condensed Statements of Cash Flows
                              (in thousands)


                                                  THREE MONTHS ENDED MARCH 31,
                                                  ____________________________
                                                       1996         1995
                                                     ________     ________
                                                           (UNAUDITED)
Cash flows from operating activities:

Net income                                           $ 1,706       $1,020
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                      2,506        2,683
    Amortization of ESSOP loan guarantee                 450          242
    Decrease (increase) in:
        Accounts receivables, net                     (3,542)         906
        Inventory                                        198          317
        Other current assets                           2,066         (393)
    Increase (decrease) in:
        Accounts payable                               2,719       (5,358)
        Accrued liabilities                              628          245
        Accrued wages and related costs               (1,313)         806
        Federal and state taxes payable                  (86)         541
        Foreign currency translation adjustment           (5)           -
        Minority interest                                138          (37)
                                                     ---------    ---------

    Net cash provided by operating activities          5,465          972
                                                     ---------    ---------


Cash flows from investing and financing activities:

    Purchase of property and equipment, net           (1,474)      (1,284)
    (Decrease) Increase in short-term investments        283         (182)
    (Increase) in other long-term assets                (715)        (104)
    Repayment of short-term debt                         (11)           -
    Repayment of long-term debt                         (489)        (303)
    Unrealized gain on investments                         3            -
                                                     ---------    ---------
    Net cash used in investing and financing
      activities                                      (2,403)      (1,873)
                                                     ---------    ---------

    Net increase (decrease) in cash and cash
      equivalents                                      3,062         (901)
    Cash and cash equivalents at beginning of period  23,022       17,761
                                                     ---------    ---------

    Cash and cash equivalents at end of period       $26,084      $16,860

                                                     =========    =========

See notes to consolidated condensed financial statements.
/TABLE

                SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. GENERAL. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the three months ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report and Form 10-K for the period ended December 31, 1995.

2.      ADOPTION OF FINANCIAL ACCOUNTING STANDARDS No. 123 "ACCOUNTING
        FOR STOCK-BASED COMPENSATION."   In October 1995, the
        Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (Statement 123). Statement 123 established a fair value based method of accounting for stock-based compensation as compared to the intrinsic value based method prescribed under APB Opinion No. 25. Companies have the option of either adopting the fair value method of Statement 123 or continuing to use the intrinsic value based method of APB No. 25 and including pro forma net income and earnings per share amounts in the footnotes as if the fair value method had been adopted. The disclosure provisions of Statement 123, including the pro forma information, are effective for fiscal years beginning after December 15, 1995. The Company will continue to use the intrinsic value of APB Opinion No. 25 and implement the disclosure provisions of Statement 123 in fiscal 1996.

             SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

NET SALES

Consolidated net sales for the first quarter of 1996 increased 11.2 percent or $9.3 million to $92.3 million versus $83.0 million for the first quarter of 1995. During the first quarter of 1996, the Company was successful in achieving price increases on technetium based products of approximately 2 percent to 3 percent. These price increases were in response to expected price increases from the Company's suppliers. Sales growth during the quarter was also positively influenced from the opening or acquisitions of radiopharmacies that were made during 1995. Finally, the Company continues to experience strong growth in volume across all product lines, especially cardiology. Sales from cardiology products now account for approximately 65 percent of the Company's net sales, up from 64 percent for the same period in 1995.


GROSS PROFIT

Gross profit for the first quarter of 1996 increased $2.4 million to $20.2 million, or 21.9 percent of net sales compared to $17.8 million or 21.5 percent of net sales for the comparable quarter in 1995. The Company's successful ability to implement price increases was a positive factor affecting the improvement in the gross margin during the first quarter of 1996. Also, the continued success in converting customers from thallium, a generic product, to Cardiolite(R), a proprietary higher margin product, was a positive contributor to the gross margin. In addition, the Company continues its on-going success in converting customers to its full service unit dose compounding services, rather than supplying those same customers with the raw materials which allow them to perform their own compounding services.


OPERATING, SELLING AND ADMINISTRATIVE EXPENSES

Operating, selling and administrative expenses rose 11.6 percent for the first quarter of 1996 or $1.9 million to $18.1 million, and as a percentage of sales to 19.6 percent from 19.5 percent for the same period in 1995.

The Company is making significant investments in new business opportunities which are aimed at increasing its long-term competitiveness. These opportunities include the entry into the Positron Emission Tomography (PET) business, continued domestic and international expansion and the re-engineering of critical business practices and associated information systems. The first quarter of 1996 reflects the expenditures required for these opportunities. The Company expects to continue the increased level of expenditures in the operating, selling and administrative category as it accelerates its spending in the PET and re-engineering opportunities for the next two to three years. As a consequence, overall Company earnings may be reduced over the same period.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and short-term investments of $29.3 million at March 31, 1996, compared with $26.6 million at December 31, 1995. The Company's total debt position of $6.9 million at March 31, 1996, was $.5 million lower than the debt position at December 31, 1995. Working capital increased by $2.1 million to $37 million at March 31, 1996, compared to $34.9 million at December 31, 1995. Days sales outstanding on receivable decreased to 54 days at March 31, 1996, compared to 55 days at December 31, 1995.

The Company believes sufficient internal and external sources exist to fund operations and future expansion programs. At March 31, 1996, the Company had unused lines of credit of $17.9 million to fund short-term needs.

             SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES


PART II.  OTHER INFORMATION

P.E.T.Net(TM) Pharmaceutical Services, LLC
___________________________________________
On May 1, 1996, the Company announced that it has entered into a joint venture with CTI, Inc. to develop positron emission tomography radiopharmaceuticals for clinical diagnostic imaging. The Company will invest $10 million over the next three years. The name of the joint venture is P.E.T.Net(TM) Pharmaceutical Services, LLC.

Mallinckrodt Medical, Inc.
__________________________
On April 17, 1996, the Company announced that it signed a new supply agreement with Mallinckrodt Medical, Inc. As a result of the agreement, the Company will have access to the full range of Mallinckrodt radiopharmaceuticals and Syncor will provide to Mallinckrodt access to DuPont Merck's Cardiolite(R), Neurolite(R) and Persantine(R).

Stock Repurchase
________________
In June 1995, the Company's Board of Director approved the repurchase of up to 500,000 shares of the Company's common stock.
In May 1996, the Company plans to begin the first phase of the repurchase program.

                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SYNCOR INTERNATIONAL CORPORATION
                                             (Registrant)


                                       /S/ MICHAEL E. MIKITY
April 10, 1996                     BY:_____________________________

                                       Michael E. Mikity
                                       Vice President and
                                       Chief Financial Officer
                                       (Principal Financial /
                                       Accounting Officer)