Form 10-K/A
period 1995-12-31
SYNCOR INTERNATIONAL CORP /DE/
filed 1996-07-10
CIK 202763

==============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
           ______________________________________________________

                                  FORM 10-K/A

                                AMENDMENT NO. 1
                                       TO

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            ______________________________________________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10- K/A or any amendment to this Form 10-K/A.  X
                                                                    ___

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such stock on July 5, 1996 is $134,334,784.20. The number of shares outstanding of the Registrant's $0.05 par value common stock as of July 5, 1996 was 10,117,710 shares.

Documents incorporated by reference into this report: None
==============================================================================
                                    PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K.

(a)3.  INDEX TO EXHIBITS.

 The list of exhibits filed as part of the report on Form 10-K or incorporated therein by reference appear as the amended
 Index to Exhibits on page 1 hereof.


                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SYNCOR INTERNATIONAL CORPORATION



                                   By: /s/ Michael E. Mikity
                                       ______________________________
                                       Sr. Vice President, Treasurer and
                                       Chief Financial Officer
                                       Date: 7/10/96



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

    10.14 Split Ownership/Split Dollar Life Insurance Assignment
          Agreement effective June 10, 1993, between the Company and Gene R. McGrevin filed as Exhibit 10.14 to 8/30/90 Form 10-K and incorporated herein by reference.*

    10.15 Form of Stock Option Agreement substantially as entered into between the Company and certain employee Directors and employees filed as Exhibit 10.15 to 3/30/94 Form 10-K and incorporated herein by reference.*

    10.16 Form of Stock Option Agreement substantially as entered into between the Company and certain non-employee Directors filed as Exhibit 10.16 to 3/30/94 Form 10-K and incorporated herein by reference.*

    10.17 Non-employee Director 1995 Stock Incentive Award Agreement dated January 24, 1995 entered into between the Company and Arnold E. Spangler.*

    10.18 Non-employee Director 1995 Stock Incentive Award Agreement dated January 24, 1995 entered into between the Company and George S. Oki.*

    10.19 Non-employee Director 1995 Stock Incentive Award Agreement dated January 24, 1995 entered into between the Company and Henry Wagner, Jr.*

    10.20 1995 Management Incentive Plan, included herewith.*

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

21.  Subsidiaries of the Registrant

                                             State or Country
Name of Subsidiary                           of Organization
__________________                           ________________

Syncor Investment Management Corporation     Delaware
Syncor Management Corporation                California
Syncor Midland, Inc.                         Texas
Syncor Global Holdings Ltd.                  British Virgin Islands
Syncor International (Thailand) Co., Ltd.    Kingdom of Thailand
Specialised Medical Trading Pty Ltd.         Commonwealth of Australia**
Syncor de Mexico, S.A. de C.V.               United States of Mexico**
Syncor Hong Kong Limited                     Hong Kong B.C.C.**
Syncor Korea, Inc.                           Republic of Korea**
Syncor Pharmacies Australia Pty Ltd.         Commonwealth of Australia**
Syncor Philippines, Inc.                     Republic of the Philippines**
Syncor New Zealand Ltd.                      New Zealand**
Syncor Taiwan, Inc.                          Taiwan Republic of China**


23.  Consents of Experts and Counsel Consent of KPMG Peat Marwick LLP.




__________________________________________
*   Management contracts or compensatory plan
**  Subsidiaries of Syncor Overseas Ltd. (formerly known as
    Syncor Global Holdings Ltd.)

                     SYNCOR INTERNATIONAL CORPORATION










                         MANAGEMENT INCENTIVE PLAN

                                   1995

                         1995 MANAGEMENT INCENTIVE PLAN


PURPOSE
_______

The 1995 Management Incentive Plan is designed to support the achievement of the Company's profit objectives by incentivizing managers, directors and above who have direct influence in accomplishing Syncor's business objectives for 1995. Direct influence is defined as budgetary responsibility, major program responsibility, and sales responsibility.


OVERVIEW
________

The 1995 Management Incentive Plan was developed based on feedback from the Sales and Service Task Force (SSTF) and management criteria. The SSTF recommended that the 1995 Plan be designed based on the following criteria:

     o Profit driven
     o Shared or common goals
     o Simplicity
     o Realistic, equitable goals
     o Linear relationship with goal achievement
     o Measurable

Based on these recommendations and management criteria that the Plan be consistent with overall Company performance (EARNINGS PER SHARE - EPS), provide equity in total incentive opportunity, and be affordable, the Management Incentive Plan was developed and consists of four incentive components. Based on your position, you may be eligible for one or more of the following components of the Management Incentive Plan:

1) Local Achievement Incentive
   ___________________________

2) Earnings Per Share (EPS) Incentive*
   ___________________________________

3) EPS Over-achievement Incentive*
   _______________________________

4) Long Term Incentive*
   ____________________

*The EPS Incentive, EPS Over-achievement Incentive, and Long Term
Incentive are subject to MANAGEMENT BY OBJECTIVES (MBO's). Please refer to the MBO section on pages 5 and 6 for more details.

The following two pages summarize how payment under each of the Incentive Plan components (1 - 3) is determined and what positions are eligible to participate in the component(s).

1995 Management Incentive Plan
Page 2


=============================================================================================================================
             Local Achievement       Payment    Earnings Per Share       Payment     EPS Over-achievement      Payment
Position         Incentive           Based On    (EPS) Incentive*        Based On         Incentive*          Based on
_____________________________________________________________________________________________________________________________
                                      Local                              Syncor's                             Syncor's
Pharmacy     Paid at 100% targeted   Pharmacy   Paid at achievement of   Combined    Paid at achievement of   Combined
Manager      profit contribution       CY95     EPS = $.40/share and       CY95      EPS > $.45/share           CY95
             achievement              Annual    EPS = $.45/share          Annual                               Annual
                                      Results                             Results                              Results
_____________________________________________________________________________________________________________________________
                                      Local                              Syncor's                             Syncor's
Sr.          Paid at 100% targeted   Pharmacy   Paid at achievement of   Combined    Paid at achievement of   Combined
Pharmacy     profit contribution       CY95     EPS = $.40/share and       CY95      EPS > $.45/share           CY95
Manager      achievement              Annual    EPS = $.45/share          Annual                               Annual
                                      Results                             Results                              Results
_____________________________________________________________________________________________________________________________
                                                                         Syncor's                             Syncor's
Sales                                           Paid at achievement of   Combined    Paid at achievement of   Combined
Manager           N/A                  N/A      EPS = $.40/share and       CY95      EPS > $.45/share           CY95
                                                EPS = $.45/share          Annual                               Annual
                                                                          Results                              Results
_____________________________________________________________________________________________________________________________
                                                                         Syncor's                             Syncor's
General                                         Paid at achievement of   Combined    Paid at achievement of   Combined
Manager           N/A                  N/A      EPS = $.40/share and       CY95      EPS > $.45/share           CY95
                                                EPS = $.45/share          Annual                               Annual
                                                                          Results                              Results
_____________________________________________________________________________________________________________________________
                                                                         Syncor's                             Syncor's
National                                        Paid at achievement of   Combined    Paid at achievement of   Combined
Account           N/A                  N/A      EPS = $.40/share and       CY95      EPS > $.45/share           CY95
Manager                                         EPS = $.45/share          Annual                               Annual
                                                                          Results                              Results
=============================================================================================================================
*Payment of Incentive is subject to MBO's.  Please refer to pages 5 and 6 for more details.

/TABLE

1995 Management Incentive Plan
Page 3


=============================================================================================================================
             Local Achievement       Payment    Earnings Per Share       Payment     EPS Over-achievement      Payment
Position          Incentive          Based On    (EPS) Incentive*        Based On         Incentive*          Based on
_____________________________________________________________________________________________________________________________

                                                                         Syncor's                             Syncor's
Corporate                                       Paid at achievement of   Combined    Paid at achievement of   Combined
Manager             N/A                N/A      EPS = $.40/share and       CY95      EPS > $.45/share           CY95
(Grade 314+)                                    EPS = $.45/share          Annual                               Annual
                                                                          Results                              Results
_____________________________________________________________________________________________________________________________
                                                                         Syncor's                             Syncor's
Program                                         Paid at achievement of   Combined    Paid at achievement of   Combined
Director            N/A                N/A      EPS = $.40/share and       CY95      EPS > $.45/share           CY95
                                                EPS = $.45/share          Annual                               Annual
                                                                          Results                              Results
_____________________________________________________________________________________________________________________________
                                                                         Syncor's                             Syncor's
Sales                                           Paid at achievement of   Combined    Paid at achievement of   Combined
Manager             N/A                N/A      EPS = $.40/share and       CY95      EPS > $.45/share           CY95
                                                EPS = $.45/share          Annual                               Annual
                                                                          Results                              Results
_____________________________________________________________________________________________________________________________
                                                                         Syncor's                             Syncor's
General                                         Paid at achievement of   Combined    Paid at achievement of   Combined
Manager             N/A                N/A      EPS = $.40/share and       CY95      EPS > $.45/share           CY95
                                                EPS = $.45/share          Annual                               Annual
                                                                          Results                              Results
_____________________________________________________________________________________________________________________________
                                                                         Syncor's                             Syncor's
National                                        Paid at achievement of   Combined    Paid at achievement of   Combined
Account             N/A                N/A      EPS = $.40/share and       CY95      EPS > $.45/share           CY95
Manager                                         EPS = $.45/share          Annual                               Annual
                                                                          Results                              Results
=============================================================================================================================
*Payment of Incentive is subject to MBO's.  Please refer to pages 5 and 6 for more details.

1995 Management Incentive Plan
Page 4


PAY COMPONENTS
______________

I.  A LOCAL ACHIEVEMENT INCENTIVE is assigned for each Pharmacy Manager and
Senior Pharmacy Manager.  An Incentive is earned when targeted PROFIT
CONTRIBUTION for the pharmacy(ies) is attained. (Note: No incentive will be paid out for achievement below 100% of targeted PROFIT CONTRIBUTION). The LOCAL
ACHIEVEMENT INCENTIVE is paid out on an annual basis.  NOTE:  DAYS SALES
OUTSTANDING (DSO) WILL IMPACT THE PROFIT CONTRIBUTION ACHIEVEMENT.  COST OF
MONEY WILL BE A LINE ITEM ABOVE THE GROSS PROFIT LINE ON THE P&L.

II.  The EPS INCENTIVE includes two possible incentive payments:

     1) If the Company meets its targeted EPS of $.40/share, and

     2) if the Company exceeds its targeted EPS and attains $.45/share.

A percent of salary is designated for each eligible employee for both levels of EPS achievement: $.40/share and $.45/share. To calculate the EPS INCENTIVE at
$.40/share, the designated percentage is multiplied by the eligible employee's salary. To calculate the EPS INCENTIVE at $.45/share, the designated percentage is multiplied by the eligible employee's salary; add the result to the incentive calculated at $.40/share to calculate the total EPS INCENTIVE. The salary used to determine the incentive payment will be the salary in effect at 01/01/95.
However, if an employee receives a salary change during 1995, the payment will be determined on a prorated basis for the different salary levels.

(PLEASE REFER TO THE ELIGIBILITY CHART ON PAGE 8 FOR YOUR LOCAL ACHIEVEMENT
INCENTIVE, IF APPLICABLE, AND PERCENTAGE OF SALARY PAYABLE FOR EPS ACHIEVEMENT.)

III.  An EPS OVER-ACHIEVEMENT INCENTIVE is paid to eligible employees when the
Company exceeds $.45/share.  For every dollar earned above $.45/share,
        -------
$.30 will be contributed to an Incentive Pool.  To calculate the incentive amount, an employee's total incentive under the EPS Incentive portion of the Management Incentive Plan is divided by the total payout for all employees under the EPS Incentive portion of the Management Incentive Plan to determine the employee's percentage of the total payout.  That percentage is then multiplied by the Incentive Pool to calculate the EPS OVER-ACHIEVEMENT
INCENTIVE. For example:

EPS Incentive
_____________

1) @ $.40/share      $5,000       Total incentive costs = $3,000,000
2) @ $.45/share      $2,000
                     ______
Total                $7,000       $7,000/$3,000,000 = .00233 (.233%)
                     ======

EPS Over-achievement Incentive
______________________________

Pool = $100,000      $100,000 X .00233 = $233.00 EPS Over-achievement Incentive
                                         =======

1995 Management Incentive Plan
Page 5


A LONG TERM INCENTIVE has been designed to reward LONG TERM results.  Program
Directors, Directors, General Mangers, Executive Directors, and Officers will have an additional percentage of salary designated for each achievement level
(i.e. $.40/share and $.45/share) set aside in a long term plan.  This LONG TERM
INCENTIVE will have vesting requirements. Please refer to pages 11-12 for more details if you are eligible for this Plan.


MANAGEMENT BY OBJECTIVES (MBO's)
________________________________

In order to be eligible to receive an EPS Incentive and EPS Over-achievement
                                      _____________     ____________________
Incentive, you must have successfully completed established MANAGEMENT BY
_________
OBJECTIVES (MBO's).  (Please refer to the MBO Worksheet on pages 9 and 10.)  Any
EPS Incentive or EPS Over-achievement Incentive earned will be multiplied by your
MBO percentage to determine your incentive payout.  The MBO's for managers are determined as follows:

FIELD MANAGERS:

     80% = PROFIT CONTRIBUTION (PC)

           =============================================
           PC Achievement Level           MBO % Formula
           ____________________           _____________
              90% - 94.9%                   80% X 1/3
              95% - 99.9%                   80% X 2/3
                 100%                       80% X 3/3
           =============================================

*Less than 90% achievement will result in no PC credit in the MBO formula.

10% = Q&R Audits
============================================================================
                                    % Achievement
Number & Audit Result                   Level               MBO % Formula
_______________________________      _____________           _____________
Three Excellent Audits                   100%                   10% X 1
Two Excellent & one Acceptable           100%                   10% X 1
One Excellent & two Acceptables          100%                   10% X 1
Three Acceptables                        100%                   10% X 1
One Below Standard Marginal               50%                   10% X 1/2
Two Below Standard Marginal                0%                   10% X 0
One Below Standard Acute                   0%                   10% X 0
============================================================================

     10% = 120 Day Plans (implementation in 2nd trimester)

     Criteria =  Supervisor evaluation of staff development/succession planning, DuPont team, etc.

Please refer to Appendix I for the definitions of all italicized terms.

1995 Management Incentive Plan
Page 6


CORPORATE MANAGERS (COST CENTER RESPONSIBILITY ONLY):

     60% = Supervisor evaluation of achievement of department functional business objectives

     40% = BUDGET ATTAINMENT

          ============================================
          BUDGET ATTAINMENT              MBO % FORMULA
          _________________              _____________
           104.9% - 110%                   40% X 1/3
           100% - 105%                     40% X 2/3
           100% or less                    40% X 3/3
          ============================================

CORPORATE MANAGERS (COST CENTER WITH FILED RESPONSIBILITY):

     40% = Supervisor evaluation of achievement of department functional business objectives

     60% = BUDGET ATTAINMENT

           ============================================
           BUDGET ATTAINMENT              MBO % FORMULA
           _________________              _____________
             90% - 94.9%                     60% X 1/3
             95% - 99.9%                     60% X 2/3
                100%                         60% X 3/3
           ============================================

It is the responsibility of the manager and his/her supervisor to track the performance of the manager throughout the year. In order to simplify the tracking process, an MBO Worksheet has been provided (see pages 9-10). The completed MBO Worksheet must be approved and submitted to Human Resources at the end of the year. Required approvals are the immediate supervisor and one level above. COMPLETED MBO WORKSHEETS MUST BE TURNED IN TO HUMAN RESOURCES BY FEBRUARY 16, 1996. If final budget numbers are not available in time to meet the deadline of 2/16/95, supervisors will be required to use their best estimate of budget results.
- -------------


ELIGIBILITY AND OTHER RULES GOVERNING THE INCENTIVE PLAN
________________________________________________________

1. Eligible employees must have a current Performance Appraisal rating of Low Successful or above. If an employee receives a performance rating of less than Low Successful, he/she develops a performance improvement plan agreed upon with the employee's supervisor. When improvement plans have been carried out, the employee's supervisor must reevaluate the employee's performance. If the employee is rated at Low Successful at that time, he/she is eligible to participate in the Incentive Plan. An incentive payment may or may not be prorated for the year, based on performance issues, at the discretion of the supervisor.

1995 Management Incentive Plan
Page 7


2. Eligible employees must be actively employed at Syncor at the end of the year to receive an annual payout.

3. Employees must begin employment with Syncor International Corporation before October 1, 1995, to participate in this Incentive Plan. Eligible employees whose first date of employment falls between January 1, 1995, and October 1, 1995, will participate on a prorated basis. If an employee's hire date occurs by the 15th of the month, the month will be credited for proration. If the employee's hire date occurs after the 15th of the month, the month will not be credited for proration and proration will start with the month following the employee's hire date.

4. Eligible employees who change positions or locations during the year will participate in the Incentive Plan prorated to the positions or locations held. The prorating rule as described above will apply, depending on the change in status date.

5. Eligible part-time employees will be paid a partial amount, based on the total number of hours worked during 1995. If the employee works at least 500 hours during the year, but less than an average of 35 hours a week, the employee will receive two-thirds payment, subject to the rules of the Plan. Employees who work on a casual basis, that is, less than 500 hours per year, are not eligible.

6. Payment of an incentive to eligible employees who take a leave of absence for any reason during the year will be considered on a case by case basis, which may or may not result in payment of an incentive.

7. In the circumstances of a windfall (e.g. a sales result that was realized outside the normal influencing role of the sales representative), management has the right to exclude the windfall from the normal incentive calculation.

8. Payment of an incentive will occur within two months after audited Calendar Year 1995 operating results are announced.
    It is expected that incentive payments will be distributed during March of 1996.




THE INCENTIVE PLAN, AS DESCRIBED, SHALL BE THE MECHANISM AND THE WAY TO IMPLEMENT THE INTENTION OF MANAGEMENT. THIS INCENTIVE PLAN SHALL NOT OBLIGATE THE COMPANY OR MANAGEMENT TO GRANT THE BENEFITS CONTEMPLATED HEREUNDER. CURRENTLY, IT IS MANAGEMENT'S INTENTION AND BEST JUDGMENT THAT THE PLAN SHOULD BE CARRIED OUT AS DESCRIBED. HOWEVER, UPON HAPPENING OF UNFORESEEN CIRCUMSTANCES, MANAGEMENT RESERVES THE RIGHT TO CHANGE THE PLAN AT ANY TIME, RETROACTIVE TO THE BEGINNING OF 1995. NO BENEFITS ARE VESTED OR COUPLED WITH INTEREST BEFORE PAYMENT IS COMMENCED.
1995 Management Incentive Plan
Page 8


                             ELIGIBILITY CHART


As outlined on page 4, payment of a LOCAL ACHIEVEMENT INCENTIVE is based on 100% achievement of targeted profit contribution. Payment of an EPS INCENTIVE is based on the Company meeting EPS = $.40/share or EPS = $.45/share. Payment of an EPS OVER-ACHIEVEMENT INCENTIVE is based on the Company exceeding $.45/share. (The EPS Incentive and EPS Over-achievement Incentive are also dependent upon MBO's). The Local Achievement Incentive and percentages of salary for EPS achievement are shown below for the listed eligible position.

=================================================================
Eligible Position       Incentive Plan(s) Eligible For
_________________________________________________________________

PHARMACY MANAGER*       1. Local Achievement Incentive
                           Incentive = $8,125
                        2. EPS Incentive
                           Percent of Salary @ $.40/share = 7%
                           Percent of Salary @ $.45/share = 1.5%
                        3. EPS Over-achievement Incentive
                           Incentive based on % of total payout
==================================================================
*Note: This position may also participate in the 1995 Sales Incentive Plan if a sales territory is assigned.



                                                 Pharmacy Manager

1995 Management Incentive Plan
Page 8


                             ELIGIBILITY CHART


As outlined on page 4, payment of a LOCAL ACHIEVEMENT INCENTIVE is based on 100% achievement of targeted profit contribution. Payment of an EPS INCENTIVE is based on the Company meeting EPS = $.40/share or $.45/share. Payment of an EPS OVER-ACHIEVEMENT INCENTIVE is based on the Company exceeding $.45/share. (The EPS Incentive and EPS Over-achievement Incentive are also dependent upon MBO's). The Local Achievement Incentive and percentages of salary for EPS achievement are shown below for the listed eligible positions.

=================================================================
Eligible Position       Incentive Plan(s) Eligible For
_________________________________________________________________

PHARMACY MANAGER*       1. Local Achievement Incentive
                           Incentive = $8,125
                        2. EPS Incentive
                           Percent of Salary @ $.40/share = 7%
                           Percent of Salary @ $.45/share = 1.5%
                        3. EPS Over-achievement Incentive
                           Incentive based on % of total payout
__________________________________________________________________
SENIOR PHARMACY MANAGER  1. Local Achievement Incentive
                            Incentive = $10,000
                         2. EPS Incentive
                            Percent of Salary @ $.40/share = 8%
                            Percent of Salary @ $.45/share = 2%
                         3. EPS Over-achievement Incentive
                            Incentive based on % of total payout
=================================================================
*Note: This position may also participate in the 1995 Sales Incentive Plan if a sales territory is assigned.



                                          Senior Pharmacy Manager

1995 Management Incentive Plan
Page 8


                           ELIGIBILITY CHART


As outlined on page 4, payment of an EPS INCENTIVE is based on the Company meeting EPS = $.40/share or $.45/share. Payment of an EPS OVER-ACHIEVEMENT INCENTIVE is based on the Company exceeding $.45/share. (The EPS Incentive and EPS Over-achievement Incentive are also dependent upon MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position.


=================================================================
Eligible Position       Incentive Plan(s) Eligible For
_________________________________________________________________

SALES MANAGER*          1. EPS Incentive
                           Percent of Salary @ $.40/share = 25%
                           Percent of Salary @ $.45/share = 5%
                        2. EPS Over-achievement Incentive
                           Incentive based on % of total payout
=================================================================
*Note:  This position also participates in the 1995 Sales Incentive
Plan.



                                                  Sales Manager

1995 Management Incentive Plan
Page 8


                         ELIGIBILITY CHART


As outlined on page 4, payment of an EPS INCENTIVE is based on the Company meeting EPS = $.40/share or $.45/share. Payment of an EPS OVER-ACHIEVEMENT INCENTIVE is based on the Company exceeding $.45/share. (The EPS Incentive and EPS Over-achievement Incentive are also dependent upon MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position. (If you supervise employees eligible for this Plan, please refer to Appendix III for the Local Achievement Incentive and percentages of salary for EPS achievement for your employees.)


=================================================================
Eligible Position       Incentive Plan(s) Eligible For
_________________________________________________________________

GENERAL MANAGER*        1. EPS Incentive
                           Percent of Salary @ $.40/share = 34%
                           Percent of Salary @ $.45/share = 9%
                        2. EPS Over-achievement Incentive
                           Incentive based on % of total payout
=================================================================
*Note:  This position also participates in the 1995 Long Term
Incentive Plan.



                                                  General Manager

1995 Management Incentive Plan
Page 8


                        ELIGIBILITY CHART


As outlined on page 4, payment of an EPS INCENTIVE is based on the Company meeting EPS = $.40/share or $.45/share. Payment of an EPS OVER-ACHIEVEMENT INCENTIVE is based on the Company exceeding $.45/share. (The EPS Incentive and EPS Over-achievement Incentive are also dependent upon MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position.


=================================================================
Eligible Position          Incentive Plan(s) Eligible For
_________________________________________________________________

NATIONAL ACCOUNT MANAGER*  1. EPS Incentive
                              Percent of Salary @ $.40/share = 18%
                              Percent of Salary @ $.45/share = 4%
                           2. EPS Over-achievement Incentive
                              Incentive based on % of total payout
=================================================================
*Note:  This position also participates in the 1995 Sales Incentive
Plan.


                                           National Account Manager

1995 Management Incentive Plan
Page 8


                            ELIGIBILITY CHART


As outlined on page 4, payment of an EPS INCENTIVE is based on the Company meeting EPS = $.40/share or $.45/share. Payment of an EPS OVER-ACHIEVEMENT INCENTIVE is based on the Company exceeding $.45/share. (The EPS Incentive and EPS Over-achievement Incentive are also dependent upon MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position.


=================================================================
Eligible Position           Incentive Plan(s) Eligible For
_________________________________________________________________

CORPORATE MANAGER -         1. EPS Incentive
GRADE 314                      Percent of Salary @ $.40/share = 6%
                               Percent of Salary @ $.45/share = 2%
                            2. EPS Over-achievement Incentive
                               Incentive based on % of total payout
===================================================================



                                           Corporate Manager (314)

1995 Management Incentive Plan
Page 8


                         ELIGIBILITY CHART


As outlined on page 4, payment of an EPS INCENTIVE is based on the Company meeting EPS = $.40/share or $.45/share. Payment of an EPS OVER-ACHIEVEMENT INCENTIVE is based on the Company exceeding $.45/share. (The EPS Incentive and EPS Over-achievement Incentive are also dependent upon MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position.


=================================================================
Eligible Position         Incentive Plan(s) Eligible For
_________________________________________________________________

CORPORATE MANAGER -       1. EPS Incentive
GRADE 315                    Percent of Salary @ $.40/share = 7%
                             Percent of Salary @ $.45/share = 2.5%
                          2. EPS Over-achievement Incentive
                             Incentive based on % of total payout
=================================================================




                                         Corporate Manager (315)

1995 Management Incentive Plan
Page 8


                        ELIGIBILITY CHART


As outlined on page 4, payment of an EPS INCENTIVE is based on the Company meeting EPS = $.40/share or $.45/share. Payment of an EPS OVER-ACHIEVEMENT INCENTIVE is based on the Company exceeding $.45/share. (The EPS Incentive and EPS Over-achievement Incentive are also dependent upon MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position.


=================================================================
Eligible Position       Incentive Plan(s) Eligible For
_________________________________________________________________

CORPORATE MANAGER -     1. EPS Incentive
GRADE 316                  Percent of Salary @ $.40/share = 8%
                           Percent of Salary @ $.45/share = 2.5%
                        2. EPS Over-achievement Incentive
                           Incentive based on % of total payout
=================================================================



                                          Corporate Manager (316)

1995 Management Incentive Plan
Page 8


                           ELIGIBILITY CHART


As outlined on page 4, payment of an EPS INCENTIVE is based on the Company meeting EPS = $.40/share or $.45/share. Payment of an EPS OVER-ACHIEVEMENT INCENTIVE is based on the Company exceeding $.45/share. (The EPS Incentive and EPS Over-achievement Incentive are also dependent upon MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position.


=================================================================
Eligible Position       Incentive Plan(s) Eligible For
_________________________________________________________________

CORPORATE MANAGER -     1. EPS Incentive
GRADE 317                  Percent of Salary @ $.40/share = 10%
                           Percent of Salary @ $.45/share = 3%
                        2. EPS Over-achievement Incentive
                           Incentive based on % of total payout
=================================================================



                                          Corporate Manager (317)

1995 Management Incentive Plan
Page 8


                              ELIGIBILITY CHART


As outlined on page 4, payment of an EPS INCENTIVE is based on the Company meeting EPS = $.40/share or $.45/share. Payment of an EPS OVER-ACHIEVEMENT INCENTIVE is based on the Company exceeding $.45/share. (The EPS Incentive and EPS Over-achievement Incentive are also dependent upon MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position.


=================================================================
Eligible Position       Incentive Plan(s) Eligible For
_________________________________________________________________

CORPORATE MANAGER -     1. EPS Incentive
GRADE 318                  Percent of Salary @ $.40/share = 11%
                           Percent of Salary @ $.45/share = 3%
                        2. EPS Over-achievement Incentive
                           Incentive based on % of total payout
=================================================================



                                            Corporate Manager (318)

1995 Management Incentive Plan
Page 8


                            ELIGIBILITY CHART


As outlined on page 4, payment of an EPS INCENTIVE is based on the Company meeting EPS = $.40/share or $.45/share. Payment of an EPS OVER-ACHIEVEMENT INCENTIVE is based on the Company exceeding $.45/share. (The EPS Incentive and EPS Over-achievement Incentive are also dependent upon MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position.


=================================================================
Eligible Position       Incentive Plan(s) Eligible For
_________________________________________________________________

CORPORATE MANAGER -     1. EPS Incentive
GRADE 319                  Percent of Salary @ $.40/share = 13%
                           Percent of Salary @ $.45/share = 3.5%
                        2. EPS Over-achievement Incentive
                           Incentive based on % of total payout
=================================================================



                                           Corporate Manager (319)

1995 Management Incentive Plan
Page 8


                            ELIGIBILITY CHART


As outlined on page 4, payment of an EPS INCENTIVE is based on the Company meeting EPS = $.40/share or $.45/share. Payment of an EPS OVER-ACHIEVEMENT INCENTIVE is based on the Company exceeding $.45/share. (The EPS Incentive and EPS Over-achievement Incentive are also dependent upon MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position.


=================================================================
Eligible Position       Incentive Plan(s) Eligible For
_________________________________________________________________

CORPORATE MANAGER -     1. EPS Incentive
GRADE 320                  Percent of Salary @ $.40/share = 14%
                           Percent of Salary @ $.45/share = 3.5%
                        2. EPS Over-achievement Incentive
                           Incentive based on % of total payout
=================================================================



                                          Corporate Manager (320)

1995 Management Incentive Plan
Page 8


                           ELIGIBILITY CHART


As outlined on page 4, payment of an EPS INCENTIVE is based on the Company meeting EPS = $.40/share or $.45/share. Payment of an EPS OVER-ACHIEVEMENT INCENTIVE is based on the Company exceeding $.45/share. (The EPS Incentive and EPS Over-achievement Incentive are also dependent upon MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position.


=================================================================
Eligible Position       Incentive Plan(s) Eligible For
_________________________________________________________________

CORPORATE MANAGER -     1. EPS Incentive
GRADE 321                  Percent of Salary @ $.40/share = 15%
                           Percent of Salary @ $.45/share = 4%
                        2. EPS Over-achievement Incentive
                           Incentive based on % of total payout
=================================================================



                                           Corporate Manager (321)

1995 Management Incentive Plan
Page 8


                            ELIGIBILITY CHART


As outlined on page 4, payment of an EPS INCENTIVE is based on the Company meeting EPS = $.40/share or $.45/share. Payment of an EPS OVER-ACHIEVEMENT INCENTIVE is based on the Company exceeding $.45/share. (The EPS Incentive and EPS Over-achievement Incentive are also dependent upon MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position.


=================================================================
Eligible Position       Incentive Plan(s) Eligible For
_________________________________________________________________

PROGRAM DIRECTOR*       1. EPS Incentive
                           Percent of Salary @ $.40/share = 17%
                           Percent of Salary @ $.45/share = 4%
                        2. EPS Over-achievement Incentive
                           Incentive based on % of total payout
=================================================================
*Note:  This position also participates in the 1995 Long Term
Incentive Plan.




                                                   Program Director

1995 Management Incentive Plan
Page 8


                          ELIGIBILITY CHART


As outlined on page 4, payment of an EPS INCENTIVE is based on the Company meeting EPS = $.40/share or $.45/share. Payment of an EPS OVER-ACHIEVEMENT INCENTIVE is based on the Company exceeding $.45/share. (The EPS Incentive and EPS Over-achievement Incentive are also dependent upon MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position. (If you supervise employees eligible for this Plan, please refer to Appendix III for the Local Achievement Incentive and percentages of salary for EPS achievement for your employees.)


=================================================================
Eligible Position       Incentive Plan(s) Eligible For
_________________________________________________________________

DIRECTOR*               1. EPS Incentive
                           Percent of Salary @ $.40/share = 27%
                           Percent of Salary @ $.45/share = 7%
                        2. EPS Over-achievement Incentive
                           Incentive based on % of total payout
=================================================================
*Note:  This position also participates in the 1995 Long Term
Incentive Plan.



                                                          Director

1995 Management Incentive Plan
Page 8


                         ELIGIBILITY CHART


As outlined on page 4, payment of an EPS INCENTIVE is based on the Company meeting EPS = $.40/share or $.45/share. Payment of an EPS OVER-ACHIEVEMENT INCENTIVE is based on the Company exceeding $.45/share. (The EPS Incentive and EPS Over-achievement Incentive are also dependent upon MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position. (If you supervise employees eligible for this Plan, please refer to Appendix III for the Local Achievement Incentive and percentages of salary for EPS achievement for your employees.)


=================================================================
Eligible Position       Incentive Plan(s) Eligible For
_________________________________________________________________

EXECUTIVE DIRECTOR -     1. EPS Incentive
CORPORATE*                  Percent of Salary @ $.40/share = 29%
                            Percent of Salary @ $.45/share = 7%
                         2. EPS Over-achievement Incentive
                            Incentive based on % of total payout
=================================================================
*Note:  This position also participates in the 1995 Long Term
Incentive Plan.



                                    Executive Director (Corporate)

1995 Management Incentive Plan
Page 8


                           ELIGIBILITY CHART


As outlined on page 4, payment of an EPS INCENTIVE is based on the Company meeting EPS = $.40/share or $.45/share. Payment of an EPS OVER-ACHIEVEMENT INCENTIVE is based on the Company exceeding $.45/share. (The EPS Incentive and EPS Over-achievement Incentive are also dependent upon MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position. (If you supervise employees eligible for this Plan, please refer to Appendix III for the Local Achievement Incentive and percentages of salary for EPS achievement for your employees.)


=================================================================
Eligible Position       Incentive Plan(s) Eligible For
_________________________________________________________________

EXECUTIVE DIRECTOR -    1. EPS Incentive
FIELD*                     Percent of Salary @ $.40/share = 32%
                           Percent of Salary @ $.45/share = 8%
                        2. EPS Over-achievement Incentive
                           Incentive based on % of total payout
=================================================================
*Note:  This position also participates in the 1995 Long Term
Incentive Plan.



                                        Executive Director (Field)

1995 Management Incentive Plan
Page 8


                           ELIGIBILITY CHART


As outlined on page 4, payment of an EPS INCENTIVE is based on the Company meeting EPS = $.40/share or $.45/share. Payment of an EPS OVER-ACHIEVEMENT INCENTIVE is based on the Company exceeding $.45/share. (The EPS Incentive and EPS Over-achievement Incentive are also dependent upon MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position. (If you supervise employees eligible for this Plan, please refer to Appendix III for the Local Achievement Incentive and percentages of salary for EPS achievement for your employees.)


=================================================================
Eligible Position       Incentive Plan(s) Eligible For
_________________________________________________________________

OFFICER*                1. EPS Incentive
                           Percent of Salary @ $.40/share = 45%
                           Percent of Salary @ $.45/share = 11%
                        2. EPS Over-achievement Incentive
                           Incentive based on % of total payout
=================================================================
*Note:  This position also participates in the 1995 Long Term
Incentive Plan.



                                                         Officer
Page 9


                       1995 MANAGEMENT INCENTIVE PLAN

                  MANAGEMENT BY OBJECTIVES (MBO's) WORKSHEET
                   PHARMACY MANAGERS & SR PHARMACY MANAGERS

Instructions:  Complete for all Pharmacy Managers and Senior
               Pharmacy Managers. The EPS Incentive and EPS Over-achievement Incentive payments for managers will be subject to the successful accomplishment of Management by Objectives (MBO's), as described in the Incentive plan document on pages 5 & 6. IT IS THE RESPONSIBILITY OF THE SUPERVISOR AND THE MANAGER TO TRACK THE PERFORMANCE OF THE MANAGER THROUGHOUT THE PLAN YEAR.

=================================================================
Manager:                     Location/Unit/Dept:
=================================================================
                                                  MBO Performance
                                                      Results

A) PROFIT CONTRIBUTION PERFORMANCE RESULT (WEIGHTED 80%)  A)____________%

   PC Goal  $__________________    PC Attainment $_________________

   ====================================================
   PC Achievement Level                  MBO % Formula
      90% - 94.9%                         80% X 1/3
      95% - 99.9%                         80% X 2/3
         100                              80% X 3/3
   ====================================================

B) Q&R AUDITS PERFORMANCE RESULT (WEIGHTED 10%)           B)____________%

==================================================================

                                  % Achievement
Number & Audit Result                  Level        MBO % Formula
__________________________________________________________________
Three Excellent Audits                  100%           10% X 1
Two Excellent & one Acceptable          100%           10% X 1
One Excellent & two Acceptables         100%           10% X 1
Three Acceptables                       100%           10% X 1
One Below Standard Marginal              50%           10% X 1/2
Two Below Standard Marginal               0%           10% X 0
One Below Standard Acute                  0%           10% X 0
==================================================================

1995 Management Incentive Plan
Page 10


C) 120 DAY PLANS (WEIGHTED 10%)

                                             Assigned   Achievement
                                           Weighting(1)  Level(2)
                                           ____________ ___________

   1) __________________________________

      __________________________________   ___________  ___________

   2) __________________________________

      __________________________________   ___________  ___________

   3) __________________________________

      __________________________________   ___________  ___________

   4) __________________________________

      __________________________________   ___________  ___________

                                   Total      100%
                                           ___________  ___________

C) 120 DAY PLANS PERFORMANCE RESULT(3)               C)____________%


(1)Assign a Weighting for each 120 Day Plan objective; total possible = 100%.

(2)Determine the Achievement Level for each 120 Plan objective;
total possible for all objectives is 100%.
                   ___

(3)Multiply the total Achievement Level percentage by 10% to determine the 120 Day Plan Performance Result.
Overall Achievement of MBO's:

==================================================================
A  +  B  +  C  = Overall Achievement of MBO's (cannot exceed 100%)
    __________   +   __________   +   __________   =   __________
==================================================================


APPROVAL SIGNATURES:
==================================================================
Manager (Employee):                           Date:
Supervisor:                                   Date:
2nd Level Supervisor:                         Date:
==================================================================

Submit completed worksheets to Human Resources no later than February 15, 1996

1995 Management Incentive Plan
Page 9

                         1995 MANAGEMENT INCENTIVE PLAN

                   MANAGEMENT BY OBJECTIVES (MBO's) WORKSHEET
                 GENERAL MANAGERS AND FIELD EXECUTIVE DIRECTORS

Instructions:  Complete for all General Managers and Field
               Executive Directors. The EPS Incentive, EPS Over-achievement Incentive, and Long Term Incentive payments for managers and directors will be subject to the successful accomplishment of Management by Objectives (MBO's), as described in the Incentive plan document on pages 5 & 6. IT IS THE RESPONSIBILITY OF THE SUPERVISOR AND THE MANAGER TO TRACK THE PERFORMANCE OF THE MANAGER THROUGHOUT THE PLAN YEAR.

==================================================================
Manager:                      Unit/Area:
==================================================================
                                                  MBO Performance
                                                      Results

A) DEPARTMENT FUNCTIONAL BUSINESS OBJECTIVES (WEIGHTED 40%)

                                             Assigned   Achievement
                                           Weighting(1)  Level(2)
                                           ____________ ___________

   1) __________________________________

      __________________________________   ___________  ___________

   2) __________________________________

      __________________________________   ___________  ___________

   3) __________________________________

      __________________________________   ___________  ___________

   4) __________________________________

      __________________________________   ___________  ___________

                                   Total      100%
                                           ___________  ___________

A) DEPT. FUNCTIONAL BUSINESS OBJECTIVE RESULT(3)    A)____________%

(1)Assign a Weighting for each functional business objective; total possible = 100%.

(2)Determine the Achievement Level for each functional business objective; total possible for all objectives is 100%.
                              ___

1995 Management Incentive Plan
Page 10


(3)Multiply the total Achievement Level percentage by 40% to determine the Department Functional Business Objectives Result.


B) UNIT/AREA BUDGET ACHIEVEMENT (WEIGHTED 60%)      B)____________%

Budget Objective  $_____________    Budget Results ______________

====================================================
Budget Attainment                     MBO % Formula
____________________________________________________
      90% - 94.9%                         60% X 1/3
      95% - 99.9%                         60% X 2/3
         100                              60% X 3/3
====================================================

==================================================================
OVERALL ACHIEVEMENT OF MBO's:

  A  +  B  = Overall Achievement of MBO's (cannot exceed 100%)
           __________   +   __________   =   __________
==================================================================

APPROVAL SIGNATURES:
==================================================================
Manager (Employee):                           Date:
Supervisor:                                   Date:
2nd Level Supervisor:                         Date:
==================================================================

Submit completed worksheets to Human Resources no later than February 15, 1996 Please use a best estimate of Unit/Area Budget Achievement to meet this deadline.

1995 Management Incentive Plan
Page 9


                       1995 MANAGEMENT INCENTIVE PLAN

                 MANAGEMENT BY OBJECTIVES (MBO's) WORKSHEET
             CORPORATE MANAGERS WITH COST CENTER RESPONSIBILITY

Instructions:  Complete for all Corporate Managers (Grade 314 and
               above), Program Directors, Directors, and Executive Directors with Cost Center responsibility only. The EPS Incentive, EPS Over-achievement Incentive, and Long Term Incentive (if applicable) payments for managers will be subject to the successful accomplishment of Management by Objectives (MBO's), as described in the Incentive plan document on pages 5 & 6.
               IT IS THE RESPONSIBILITY OF THE SUPERVISOR AND THE MANAGER TO TRACK THE PERFORMANCE OF THE MANAGER THROUGHOUT THE PLAN YEAR.


================================================================
Manager:                     Department:
================================================================
                                                    MBO Performance
                                                         Results

A) DEPARTMENT FUNCTIONAL BUSINESS OBJECTIVES (WEIGHTED 60%)

                                             Assigned   Achievement
                                           Weighting(1)  Level(2)
                                           ____________ ___________

   1) __________________________________

      __________________________________   ___________  ___________

   2) __________________________________

      __________________________________   ___________  ___________

   3) __________________________________

      __________________________________   ___________  ___________

   4) __________________________________

      __________________________________   ___________  ___________

                                   Total      100%
                                           ___________  ___________


A) DEPT. FUNCTIONAL BUSINESS OBJECTIVES RESULT(3)    A)____________%

(1)Assign a Weighting for each functional business objective; total possible = 100%.

(2)Determine the Achievement Level for each functional business objective; total possible for all objectives is 100%.
                              ___

1995 Management Incentive Plan
Page 10


(3)Multiply the total Achievement Level percentage by 60% to determine the Department Functional Business Objectives Result.


B) DEPARTMENT BUDGET ACHIEVEMENT (WEIGHTED 40%)     B)____________%

   Budget Objective  $_______________    Budget Result $_____________

   ==============================================
   Budget Attainment              MBO % Formula
   ______________________________________________
      104.9% - 110%                   40% X 1/3
       100% - 105%                    40% X 2/3
      100% or less                    40% X 3/3
   ==============================================


=================================================================
OVERALL ACHIEVEMENT OF MBO's:
   A  +  B  =   Overall Achievement of MBO's (cannot exceed 100%)
            __________   +   __________    =   __________
=================================================================

APPROVAL SIGNATURES:
==================================================================
Manager (Employee):                           Date:
Supervisor:                                   Date:
2nd Level Supervisor:                         Date:
==================================================================

Submit completed worksheets to Human Resources no later than February 15, 1996 Please use a best estimate of Department Budget Achievement to meet this deadline.

1995 Management Incentive Plan
Page 9

                       1995 MANAGEMENT INCENTIVE PLAN

                 MANAGEMENT BY OBJECTIVES (MBO's) WORKSHEET
                              SALES MANAGERS

Instructions:  Complete for all Sales Managers.  The EPS Incentive
               and EPS Over-achievement Incentive payments for managers will be subject to the successful accomplishment of Management by Objectives (MBO's), as described in the Incentive plan document on pages 5 & 6. IT IS THE RESPONSIBILITY OF THE SUPERVISOR
               AND THE MANAGER TO TRACK THE PERFORMANCE OF THE MANAGER THROUGHOUT THE PLAN YEAR.

=================================================================
Manager:                        Department:
=================================================================

                                                    MBO Performance
                                                         Results

A) DEPARTMENT BUDGET ACHIEVEMENT (WEIGHTED 80%)     A)____________%

   Budget Objective  $______________  Budget Result $_____________

   =================================================
   Budget Attainment                   MBO % Formula
   _________________________________________________
     90% - 94.9%                        80% X 1/3
     95% - 99.9%                        80% X 2/3
        100%                            80% X 3/3
   =================================================

B) DEPARTMENT FUNCTIONAL BUSINESS OBJECTIVES (WEIGHTED 20%)

                                             Assigned   Achievement
                                           Weighting(1)  Level(2)
                                           ____________ ___________

   1) __________________________________

      __________________________________   ___________  ___________

   2) __________________________________

      __________________________________   ___________  ___________

   3) __________________________________

      __________________________________   ___________  ___________

   4) __________________________________

      __________________________________   ___________  ___________

                                   Total      100%
                                           ___________  ___________

1995 Management Incentive Plan
Page 10


B) DEPT. FUNCTIONAL BUSINESS OBJECTIVES RESULT(3)    B)____________%

(1)Assign a Weighting for each functional business objective; total possible = 100%.

(2)Determine the Achievement Level for each functional business objective; total possible for all objectives is 100%.
                              ___

(3)Multiply the total Achievement Level percentage by 20% to determine the Department Functional Business Objectives Result.


===============================================================
Overall Achievement of MBO's:
A  +  B  =   Overall Achievement of MBO's (cannot exceed 100%)
           __________   +   __________    =   __________
===============================================================



APPROVAL SIGNATURES:
=================================================================
Manager (Employee):                           Date:
Supervisor:                                   Date:
2nd Level Supervisor:                         Date:
=================================================================


Submit completed worksheets to Human Resources no later than February 15, 1996 Please use a best estimate of Department Budget Achievement to meet this deadline.

   Please refer to Appendix I for the definitions of all italicized terms.

1995 Management Incentive Plan
Page 9

                       1995 MANAGEMENT INCENTIVE PLAN

                 MANAGEMENT BY OBJECTIVES (MBO's) WORKSHEET
                          NATIONAL ACCOUNT MANAGERS

Instructions:  Complete for all National Account Managers.  The EPS
               Incentive and EPS Over-achievement Incentive payments for managers will be subject to the successful accomplishment of Management by Objectives (MBO's), as described in the Incentive plan document on pages 5 & 6. IT IS THE RESPONSIBILITY OF THE SUPERVISOR AND THE MANAGER TO TRACK THE PERFORMANCE OF THE MANAGER THROUGHOUT THE PLAN YEAR.

==================================================================
Manager:                    Location/Unit/Dept:
==================================================================
                                                    MBO Performance
                                                        Results

A) NATIONAL ACCOUNT INDIVIDUAL GROUP OBJECTIVES (WEIGHTED 100%)

                                             Assigned   Achievement
                                           Weighting(1)  Level(2)
                                           ____________ ___________

   1) __________________________________

      __________________________________   ___________  ___________

   2) __________________________________

      __________________________________   ___________  ___________

   3) __________________________________

      __________________________________   ___________  ___________

   4) __________________________________

      __________________________________   ___________  ___________

   5) __________________________________

      __________________________________   ___________  ___________

   6) __________________________________

      __________________________________   ___________  ___________

                                   Total      100%
                                           ___________  ___________


A) NATIONAL ACCOUNT OBJECTIVES PERFORMANCE RESULT(3) A)____________%

1995 Management Incentive Plan
Page 10


(1)Assign a Weighting for each National Account Individual Group
Objective; total possible = 100%.

(2)Determine the Achievement Level for each Objective; total possible for all objectives is 100%.
             ___

(3)Multiply the total Achievement Level percentage by 100% to determine the National Account Individual Group Objectives
Performance Result and overall MBO Achievement.




APPROVAL SIGNATURES:

=================================================================
Manager (Employee):                        Date:
Supervisor:                                Date:
2nd Level Supervisor:                      Date:
=================================================================


Submit completed worksheets to Human Resources no later than February 15, 1996

1995 Management Incentive Plan
Page 11


LONG TERM INCENTIVE PLAN
________________________

ELIGIBILITY

The following employees are eligible to participate in the Long
Term Incentive Plan:

     o Program Director
     o General Manager
     o Director
     o Executive Director
     o Officer

OVERVIEW

The LONG TERM INCENTIVE is fully earned after a three year period,
                                                _________________
subject to vesting. The LONG TERM INCENTIVE PLAN includes an initial calculation based on 1995 EPS at two possible performance levels:

1)  $.40/share:  A percentage of salary is designated based on your eligible position when the Company achieves
                 $.40/share. To determine your LONG TERM INCENTIVE credit at $.40/share, your designated percentage of salary is multiplied by your salary as of January 1, 1995 (or, if applicable, prorated for salary changes during 1995).

2)  $.45/share:  A percentage of salary is designated based on your eligible position when the Company achieves
                 $.45/share. To determine your LONG TERM INCENTIVE credit at $.45/share, your designated percentage of salary is multiplied by your salary as of January 1, 1995 (or, if applicable, prorated for salary changes during 1995).

The sum of the results of #1 and #2 are added together and multiplied by your MBO percentage to determine your total LONG TERM INCENTIVE credit.

An OVER-ACHIEVEMENT feature is also included in the LONG TERM INCENTIVE PLAN. If the Company exceeds its targeted EPS in 1995,
                                _______
1996, and 1997, the applicable RUN RATE (two times, three times, etc.) will be used to calculate an additional LONG TERM INCENTIVE credit amount for each year. The over-achievement credit accelerates in the second and third years at a higher rate. The over-achievement acceleration rate is as follows:

     =======================================================
         1995      Long Term Incentive X Run Rate X 1/6
     -------------------------------------------------------
         1996      Long Term Incentive X Run Rate X 1/3
     -------------------------------------------------------
         1997      Long Term Incentive X Run Rate X 1/2
     =======================================================

Please refer to Appendix I for the definitions of all italicized terms.

1995 Management Incentive Plan
Page 12


VESTING RULES AND PAYMENT OF A LONG TERM INCENTIVE

The LONG TERM INCENTIVE credit is subject to vesting over a three-year period. The schedule for vesting is:

     1st Year   =   1/3 or 33.33% of Long Term Incentive credit
     2nd Year   =   2/3 or 66.66% of Long Term Incentive credit
     3rd Year   =   3/3 or 100% of Long Term Incentive credit

An eligible employee must be employed with Syncor on December 31, 1997, to be 100% vested in the LONG TERM INCENTIVE Plan and receive the full incentive credit amount. If an employee leaves Syncor before December 31, 1995, no Long Term Incentive will be paid. However, if an employee leaves Syncor after December 31, 1995, but before December 31, 1997, he/she is eligible to receive an early payout, subject to the vesting schedule. In addition, in the case of early payout, any credit to the LONG TERM INCENTIVE PLAN for over-achievement is completely forfeited. The amount of early
                    __________
payout is determined as follows:

   ===========================================================
      Termination Date             Early Payout Amount
   -----------------------------------------------------------
   > 12/31/95 < 12/31/96     1/3 of Long Term Incentive, Less
                             Over-achievement
   > 12/31/96 < 12/31/97     2/3 of Long Term Incentive, Less
                             Over-achievement
   ===========================================================


Please refer to page 13 for your designated percentage of salary payable for EPS achievement under the LONG TERM INCENTIVE PLAN.
Refer to Appendix II for a Long Term Incentive sample calculation.

1995 Management Incentive Plan
Page 13


                        LONG TERM INCENTIVE PLAN
                           ELIGIBILITY CHART


The LONG TERM INCENTIVE PLAN includes an initial calculation based on 1995 EPS at two possible performance levels: $.40/share and $.45/share. The designated percentages of salary for each level of EPS performance are as follows for the listed position:

    ===============================================================
    Eligible Position        Long Term Incentive Plan - % of Salary
    _______________________________________________________________
    PROGRAM DIRECTOR         Percent of Salary @ $.40/share = 2%
                             Percent of Salary @ $.45/share = 2%
    ===============================================================

1995 Management Incentive Plan
Page 13


                         LONG TERM INCENTIVE PLAN
                            ELIGIBILITY CHART


The LONG TERM INCENTIVE PLAN includes an initial calculation based on 1995 EPS at two possible performance levels: $.40/share and $.45/share. The designated percentages of salary for each level of EPS performance are as follows for the listed position:

    ==============================================================
    Eligible Position       Long Term Incentive Plan - % of Salary
    ______________________________________________________________
    GENERAL MANAGER         Percent of Salary @ $.40/share = 3.5%
                            Percent of Salary @ $.45/share = 3.5%
    ==============================================================

1995 Management Incentive Plan
Page 13


                            LONG TERM INCENTIVE PLAN
                               ELIGIBILITY CHART


The LONG TERM INCENTIVE PLAN includes an initial calculation based on 1995 EPS at two possible performance levels: $.40/share and $.45/share. The designated percentages of salary for each level of EPS performance are as follows for the listed position:

    ===============================================================
    Eligible Position        Long Term Incentive Plan - % of Salary
    _______________________________________________________________
    DIRECTOR                 Percent of Salary @ $.40/share = 3%
                             Percent of Salary @ $.45/share = 3%
    ===============================================================

1995 Management Incentive Plan
Page 13


                         LONG TERM INCENTIVE PLAN
                             ELIGIBILITY CHART


The LONG TERM INCENTIVE PLAN includes an initial calculation based on 1995 EPS at two possible performance levels: $.40/share and $.45/share. The designated percentages of salary for each level of EPS performance are as follows for the listed position:

    ==============================================================
    Eligible Position       Long Term Incentive Plan - % of Salary
    ______________________________________________________________
    EXECUTIVE DIRECTOR -    Percent of Salary @ $.40/share = 4.5%
    CORPORATE               Percent of Salary @ $.45/share = 4.5%
    ==============================================================

1995 Management Incentive Plan
Page 13


                         LONG TERM INCENTIVE PLAN
                             ELIGIBILITY CHART


The LONG TERM INCENTIVE PLAN includes an initial calculation based on 1995 EPS at two possible performance levels: $.40/share and $.45/share. The designated percentages of salary for each level of EPS performance are as follows for the listed position:

    ===============================================================
    Eligible Position        Long Term Incentive Plan - % of Salary
    _______________________________________________________________
    EXECUTIVE DIRECTOR -     Percent of Salary @ $.40/share = 5%
    FIELD                    Percent of Salary @ $.45/share = 5%
    ===============================================================

1995 Management Incentive Plan
Page 13


                             LONG TERM INCENTIVE PLAN
                                 ELIGIBILITY CHART


The LONG TERM INCENTIVE PLAN includes an initial calculation based on 1995 EPS at two possible performance levels: $.40/share and $.45/share. The designated percentages of salary for each level of EPS performance are as follows for the listed position:

    ===============================================================
    Eligible Position        Long Term Incentive Plan - % of Salary
    _______________________________________________________________
    OFFICER                  Percent of Salary @ $.40/share = 12%
                             Percent of Salary @ $.45/share = 12%
    ===============================================================

                                  APPENDIX I



                                  DEFINITIONS

DEFINITIONS
___________

Budget Attainment:
                              CORPORATE MANAGERS - COST CENTER
                              RESPONSIBILITY ONLY:  A budget has been
                              established for each Cost Center for CY95.
                              Budget attainment makes up 40% of a
                              manager's MBO percentage.  Budget
                              attainment assesses how well an employee manages his/her expenses and measures actual results verses budget. At the end of CY95, if results equal budget, budget attainment = 100%. If results exceed budget, managers will receive partial credit for up to 110% of budget.

                              CORPORATE MANAGERS - COST CENTER WITH
                              FIELD RESPONSIBILITY: A budget has been established for each Cost Center for CY95. Budget attainment makes up 60% of a manger's MBO percentage. Budget attainment determines whether or not budgeted profit levels are met and measures actual results versus budget. At the end of CY95, if results equal budget, budget attainment = 100%. If results fall short of budget, managers will receive partial credit for meeting 90% to 99.9% of budget.

Earnings Per Share (EPS):
                              The net income of the Company divided by the number of shares of common stock outstanding as shown on the Company's Annual Report to shareholders. Syncor's targeted EPS for 1995 is $.40/share.

Gross Profit:                 Sales minus Cost of Sales.  Cost of Sales
                              include costs of material, delivery,
                              direct labor, and cost of money (Days
                              Sales Outstanding - DSO).

Management by Objectives:
                              Also referred to as MBO's, it is a goal-oriented method used to evaluate the performance of managers against established objectives. MBO's include three steps: 1) establishing goals; 2) setting performance standards for each goal; and 3) comparing actual goal attainment against the established goals.

Profit Contribution:
                              Gross profit minus operating expenses,
                              both controllable and non-controllable.
                              An example of a controllable operating
                              expense is indirect labor. An example of a non-controllable operating expense is depreciation.

Run Rate:                     The estimated earning of the Company at
                              the end of the Long Term Incentive period based on the current year's earnings levels.



                                APPENDIX II



                        SAMPLE INCENTIVE CALCULATIONS

                                APPENDIX III



                         ADDITIONAL ELIGIBILITY CHARTS
                            AND SAMPLE CALCULATIONS

==================================================================
    Eligible Positions          Incentive Plan(s) Eligible For
    ___________________________________________________________
    PHARMACY MANAGER        1. Local Achievement Incentive
                               Incentive = $8,125
                            2. EPS Incentive
                               Percent of Salary @ $.40/share = 7%
                               Percent of Salary @ $.45/share = 1.5%
                            3. EPS Over-achievement Incentive
                               Incentive based on % of total payout
  =================================================================





                                             Senior Pharmacy Manager

====================================================================
Eligible Position              Incentive Plan(s) Eligible For
- --------------------------------------------------------------------
CORPORATE MANAGER -       1. EPS Incentive
GRADE 314                    Percent of Salary @ $.40/share = 6%
                             Percent of Salary @ $.45/share = 2%
                          2. EPS Over-achievement Incentive
                             Incentive based on % of total payout
- --------------------------------------------------------------------
CORPORATE MANAGER -       1. EPS Incentive
GRADE 315                    Percent of Salary @ $.40/share = 7%
                             Percent of Salary @ $.45/share = 2.5%
                          2. EPS Over-achievement Incentive
                             Incentive based on % of total payout
- --------------------------------------------------------------------
CORPORATE MANAGER -       1. EPS Incentive
GRADE 316                    Percent of Salary @ $.40/share = 8%
                             Percent of Salary @ $.45/share = 2.5%
                          2. EPS Over-achievement Incentive
                             Incentive based on % of total payout
- --------------------------------------------------------------------
CORPORATE MANAGER -       1. EPS Incentive
GRADE 317                    Percent of Salary @ $.40/share = 10%
                             Percent of Salary @ $.45/share = 3%
                          2. EPS Over-achievement Incentive
                             Incentive based on % of total payout
- --------------------------------------------------------------------
CORPORATE MANAGER -       1. EPS Incentive
GRADE 318                    Percent of Salary @ $.40/share = 11%
                             Percent of Salary @ $.45/share = 3%
                          2. EPS Over-achievement Incentive
                             Incentive based on % of total payout
- --------------------------------------------------------------------
CORPORATE MANAGER -       1. EPS Incentive
GRADE 319                    Percent of Salary @ $.40/share = 13%
                             Percent of Salary @ $.45/share = 3.5%
                          2. EPS Over-achievement Incentive
                             Incentive based on % of total payout
- --------------------------------------------------------------------
CORPORATE MANAGER -       1. EPS Incentive
GRADE 320                    Percent of Salary @ $.40/share = 14%
                             Percent of Salary @ $.45/share = 3.5%
                          2. EPS Over-achievement Incentive
                             Incentive based on % of total payout
- --------------------------------------------------------------------
CORPORATE MANAGER -       1. EPS Incentive
GRADE 321                    Percent of Salary @ $.40/share = 15%
                             Percent of Salary @ $.45/share = 4%
                          2. EPS Over-achievement Incentive
                             Incentive based on % of total payout
====================================================================

                                                           Director

====================================================================
Eligible Position              Incentive Plan(s) Eligible For
- --------------------------------------------------------------------
CORPORATE MANAGER -       1. EPS Incentive
GRADE 314                    Percent of Salary @ $.40/share = 6%
                             Percent of Salary @ $.45/share = 2%
                          2. EPS Over-achievement Incentive
                             Incentive based on % of total payout
- --------------------------------------------------------------------
CORPORATE MANAGER -       1. EPS Incentive
GRADE 315                    Percent of Salary @ $.40/share = 7%
                             Percent of Salary @ $.45/share = 2.5%
                          2. EPS Over-achievement Incentive
                             Incentive based on % of total payout
- --------------------------------------------------------------------
CORPORATE MANAGER -       1. EPS Incentive
GRADE 316                    Percent of Salary @ $.40/share = 8%
                             Percent of Salary @ $.45/share = 2.5%
                          2. EPS Over-achievement Incentive
                             Incentive based on % of total payout
- --------------------------------------------------------------------
CORPORATE MANAGER -       1. EPS Incentive
GRADE 317                    Percent of Salary @ $.40/share = 10%
                             Percent of Salary @ $.45/share = 3%
                          2. EPS Over-achievement Incentive
                             Incentive based on % of total payout
- --------------------------------------------------------------------
CORPORATE MANAGER -       1. EPS Incentive
GRADE 318                    Percent of Salary @ $.40/share = 11%
                             Percent of Salary @ $.45/share = 3%
                          2. EPS Over-achievement Incentive
                             Incentive based on % of total payout
- --------------------------------------------------------------------
CORPORATE MANAGER -       1. EPS Incentive
GRADE 319                    Percent of Salary @ $.40/share = 13%
                             Percent of Salary @ $.45/share = 3.5%
                          2. EPS Over-achievement Incentive
                             Incentive based on % of total payout
- --------------------------------------------------------------------
CORPORATE MANAGER -       1. EPS Incentive
GRADE 320                    Percent of Salary @ $.40/share = 14%
                             Percent of Salary @ $.45/share = 3.5%
                          2. EPS Over-achievement Incentive
                             Incentive based on % of total payout
- --------------------------------------------------------------------
CORPORATE MANAGER -       1. EPS Incentive
GRADE 321                    Percent of Salary @ $.40/share = 15%
                             Percent of Salary @ $.45/share = 4%
                          2. EPS Over-achievement Incentive
                             Incentive based on % of total payout
====================================================================

                                                    Program Director

====================================================================
Eligible Position              Incentive Plan(s) Eligible For
- --------------------------------------------------------------------
PHARMACY MANAGER          1. Local Achievement Incentive
                             Incentive = $8,125
                          2. EPS Incentive
                             Percent of Salary @ $.40/share = 7%
                             Percent of Salary @ $.45/share = 1.5%
                          3. EPS Over-achievement Incentive
                             Incentive based on % of total payout
- --------------------------------------------------------------------
SENIOR PHARMACY MANAGER   1. Local Achievement Incentive
                             Incentive = $10,000
                          2. EPS Incentive
                             Percent of Salary @ $.40/share = 8%
                             Percent of Salary @ $.45/share = 2%
                          3. EPS Over-achievement Incentive
                             Incentive based on % of total payout
- --------------------------------------------------------------------
SALES MANAGER             1. EPS Incentive
                             Percent of Salary @ $.40/share = 25%
                             Percent of Salary @ $.45/share = 5%
                          2. EPS Over-achievement Incentive
                             Incentive based on % of total payout
- --------------------------------------------------------------------
GENERAL MANAGER           1. EPS Incentive
                             Percent of Salary @ $.40/share = 34%
                             Percent of Salary @ $.45/share = 9%
                          2. EPS Over-achievement Incentive
                             Incentive based on % of total payout
                          3. Long Term Incentive
====================================================================

                                         Executive Director - Field

====================================================================
Eligible Position              Incentive Plan(s) Eligible For
- --------------------------------------------------------------------
CORPORATE MANAGER -       1. EPS Incentive
GRADE 314                    Percent of Salary @ $.40/share = 6%
                             Percent of Salary @ $.45/share = 2%
                          2. EPS Over-achievement Incentive*
- --------------------------------------------------------------------
CORPORATE MANAGER -       1. EPS Incentive
GRADE 315                    Percent of Salary @ $.40/share = 7%
                             Percent of Salary @ $.45/share = 2.5%
                          2. EPS Over-achievement Incentive*
- --------------------------------------------------------------------
CORPORATE MANAGER -       1. EPS Incentive
GRADE 316                    Percent of Salary @ $.40/share = 8%
                             Percent of Salary @ $.45/share = 2.5%
                          2. EPS Over-achievement Incentive*
- --------------------------------------------------------------------
CORPORATE MANAGER -       1. EPS Incentive
GRADE 317                    Percent of Salary @ $.40/share = 10%
                             Percent of Salary @ $.45/share = 3%
                          2. EPS Over-achievement Incentive*
- --------------------------------------------------------------------
CORPORATE MANAGER -       1. EPS Incentive
GRADE 318                    Percent of Salary @ $.40/share = 11%
                             Percent of Salary @ $.45/share = 3%
                          2. EPS Over-achievement Incentive*
- --------------------------------------------------------------------
CORPORATE MANAGER -       1. EPS Incentive
GRADE 319                    Percent of Salary @ $.40/share = 13%
                             Percent of Salary @ $.45/share = 3.5%
                          2. EPS Over-achievement Incentive*
- --------------------------------------------------------------------
CORPORATE MANAGER -       1. EPS Incentive
GRADE 320                    Percent of Salary @ $.40/share = 14%
                             Percent of Salary @ $.45/share = 3.5%
                          2. EPS Over-achievement Incentive*
- --------------------------------------------------------------------
CORPORATE MANAGER -       1. EPS Incentive
GRADE 321                    Percent of Salary @ $.40/share = 15%
                             Percent of Salary @ $.45/share = 4%
                          2. EPS Over-achievement Incentive*
- --------------------------------------------------------------------
PROGRAM DIRECTOR          1. EPS Incentive
                             Percent of Salary @ $.40/share = 14%
                             Percent of Salary @ $.45/share = 3%
                          2. EPS Over-achievement Incentive*
                          3. Long Term Incentive
====================================================================
*EPS Over-achievement Incentive is based on each employee's percentage of the total incentive payout.



                                      Executive Director - Corporate

====================================================================
Eligible Position              Incentive Plan(s) Eligible For
- --------------------------------------------------------------------
PHARMACY MANAGER          1. Local Achievement Incentive
                             Incentive = $8,125
                          2. EPS Incentive
                             Percent of Salary @ $.40/share = 7%
                             Percent of Salary @ $.45/share = 1.5%
                          3. EPS Over-achievement Incentive*
- --------------------------------------------------------------------
SENIOR PHARMACY MANAGER   1. Local Achievement Incentive
                             Incentive = $10,000
                          2. EPS Incentive
                             Percent of Salary @ $.40/share = 8%
                             Percent of Salary @ $.45/share = 2%
                          3. EPS Over-achievement Incentive*
- --------------------------------------------------------------------
SALES MANAGER             1. EPS Incentive
                             Percent of Salary @ $.40/share = 25%
                             Percent of Salary @ $.45/share = 5%
                          2. EPS Over-achievement Incentive*
- --------------------------------------------------------------------
NATIONAL ACCOUNT MANAGER  1. EPS Incentive
                             Percent of Salary @ $.40/share = 18%
                             Percent of Salary @ $.45/share = 4%
                          2. EPS Over-achievement Incentive*
- --------------------------------------------------------------------
GENERAL MANAGER           1. EPS Incentive
                             Percent of Salary @ $.40/share = 34%
                             Percent of Salary @ $.45/share = 9%
                          2. EPS Over-achievement Incentive*
                          3. Long Term Incentive
- --------------------------------------------------------------------
EXECUTIVE DIRECTOR, FIELD 1. EPS Incentive
                             Percent of Salary @ $.40/share = 32%
                             Percent of Salary @ $.45/share = 8%
                          2. EPS Over-achievement Incentive*
                          3. Long Term Incentive
====================================================================
CORPORATE MANAGER -       1. EPS Incentive
GRADE 314                    Percent of Salary @ $.40/share = 6%
                             Percent of Salary @ $.45/share = 2%
                          2. EPS Over-achievement Incentive*
- --------------------------------------------------------------------
CORPORATE MANAGER -       1. EPS Incentive
GRADE 315                    Percent of Salary @ $.40/share = 7%
                             Percent of Salary @ $.45/share = 2.5%
                          2. EPS Over-achievement Incentive*
- --------------------------------------------------------------------
CORPORATE MANAGER -       1. EPS Incentive
GRADE 316                    Percent of Salary @ $.40/share = 8%
                             Percent of Salary @ $.45/share = 2.5%
                          2. EPS Over-achievement Incentive*
- --------------------------------------------------------------------
CORPORATE MANAGER -       1. EPS Incentive
GRADE 317                    Percent of Salary @ $.40/share = 10%
                             Percent of Salary @ $.45/share = 3%
                          2. EPS Over-achievement Incentive*
- --------------------------------------------------------------------
CORPORATE MANAGER -       1. EPS Incentive
GRADE 318                    Percent of Salary @ $.40/share = 11%
                             Percent of Salary @ $.45/share = 3%
                          2. EPS Over-achievement Incentive*
- --------------------------------------------------------------------
CORPORATE MANAGER -       1. EPS Incentive
GRADE 319                    Percent of Salary @ $.40/share = 13%
                             Percent of Salary @ $.45/share = 3.5%
                           2. EPS Over-achievement Incentive*
- --------------------------------------------------------------------
CORPORATE MANAGER -        1. EPS Incentive
GRADE 320                     Percent of Salary @ $.40/share = 14%
                              Percent of Salary @ $.45/share = 3.5%
                           2. EPS Over-achievement Incentive*
- --------------------------------------------------------------------
CORPORATE MANAGER -        1. EPS Incentive
GRADE 321                     Percent of Salary @ $.40/share = 15%
                              Percent of Salary @ $.45/share = 4%
                           2. EPS Over-achievement Incentive*
- --------------------------------------------------------------------
PROGRAM DIRECTOR           1. EPS Incentive
                              Percent of Salary @ $.40/share = 14%
                              Percent of Salary @ $.45/share = 3%
                           2. EPS Over-achievement Incentive*
                           3. Long Term Incentive
- --------------------------------------------------------------------
DIRECTOR                   1. EPS Incentive
                              Percent of Salary @ $.40/share = 27%
                              Percent of Salary @ $.45/share = 7%
                           2. EPS Over-achievement Incentive*
                           3. Long Term Incentive
- --------------------------------------------------------------------
EXECUTIVE DIRECTOR,        1. EPS Incentive
CORPORATE                     Percent of Salary @ $.40/share = 29%
                              Percent of Salary @ $.45/share = 7%
                           2. EPS Over-achievement Incentive*
                           3. Long Term Incentive
====================================================================
*EPS Over-achievement Incentive is based on each employee's percentage of the total incentive payout.



                                                             Officer