Form 10-Q
period 1996-06-30
SYNCOR INTERNATIONAL CORP /DE/
filed 1996-08-09
CIK 202763

===================================================================
===================================================================



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


                               YES  X   NO
                                   ___     ___


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 30, 1996, 10,119,826 shares of $.05 par value common stock were outstanding.

===================================================================
===================================================================





                SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      _____

                                                                           PAGE
                                                                           ____

Part I.    Financial Information

  Item 1.  Consolidated Condensed Financial Statements

           Balance Sheets as of
             June  30, 1996 and December 31, 1995 . . . . . . . . . . . . .  2

           Statements of Income for three months
             ended June 30, 1996 and 1995 . . . . . . . . . . . . . . . . .  3

         Statements of Income for six months
             ended June 30, 1996 and 1995 . . . . . . . . . . . . . . . . .  4

           Statements of Cash Flows for six months
             ended June 30, 1996 and 1995 . . . . . . . . . . . . . . . . .  5

           Notes to Consolidated Condensed Financial Statements . . . . . .  6

  Item 2.  Management's Discussion and Analysis of Financial Condition . . . 7


Part II.   Other Information . . . . . . . . . . . . . . . . . . . . . . . . 9

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

              SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                    (in thousands, except per share data)

                                                       June 30,    December 31,
                                                         1996         1995
                                                     ___________   ____________
                                                     (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                          $ 24,195      $ 23,022
     Short-term investments                                1,924         2,296
     Accounts receivable, net                             53,084        50,857
     Inventory                                             5,366         5,159
     Prepaids and other current assets                    4, 185         2,306
                                                       _________     _________

         Total current assets                            88,754        83,640

Marketable investment securities                          1,241         1,241
Property and equipment, net                              24,570        23,006
Excess of purchase price over net assets
     acquired, net                                        14,205        14,414
Other assets                                             12,470        11,379
                                                       _________     _________


                                                       $141,240       $133,680
                                                       =========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                  $ 33,790       $ 33,286
     Accrued liabilities                                  2,894          2,395
     Accrued wages and related costs                     11,703         10,060
     Federal and state taxes payable                      2,599            755
     Current maturities of long-term debt                 2,293          2,224
                                                      _________     _________

         Total current liabilities                      53,279         48,720

Long-term debt, net of current maturities                6,648          5,200
Deferred compensation                                      864            864
Minority interest                                          890            634

Stockholders' equity:
     Common stock, $.05 par value                           533            533
     Additional paid-in capital                          47,245         47,169
     Unrealized loss on investments                         (26)           (24)
     Employee stock ownership loan guarantee             (2,286)        (2,998)
     Foreign currency translation adjustment                (78)          (105)
     Retained earnings                                   39,608         35,598
     Treasury stock, at cost; 552 shares at June 30,
            1996 and 250 shares at December 31, 1995    (5,437)        (1,911)
                                                      _________     _________

         Net stockholders' equity                       79,559         78,262
                                                      _________     _________

                                                      $141,240       $133,680
                                                      =========     =========


See notes to consolidated condensed financial statements.
                 SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                       (in thousands, except per share data)




                                                    Three Months Ended June 30,
                                                    ___________________________
                                                        1996            1995
                                                     ___________     __________
                                                             (Unaudited)

Net sales                                              $93,667         $83,299

Cost of sales                                           71,915          64,688

     Gross profit                                        21,752          18,611

Operating, selling and administrative expenses          18,202          16,624
                                                      ________        ________

     Operating income                                    3,550            1,987

Other income, net                                         289              141
                                                      ________        ________

Income before taxes                                     3,839            2,128

Provision for income taxes                              1,535              851
                                                      ________        ________

Net income                                            $ 2,304          $ 1,277
                                                      ========        ========


Net income per share - Primary                          $ .22            $ .12
                                                      ========        ========

Weighted average shares outstanding - Primary          10,637           10,503
                                                      ========        ========


Net income per share - Fully Diluted                    $ .21            $ .12
                                                      ========        ========

Weighted average shares outstanding - Fully Diluted    10,796           10,702
                                                      ========        ========


See notes to consolidated condensed financial statements.
                 SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                       (in thousands, except per share data)


                                                      Six Months Ended June 30,
                                                      _________________________
                                                        1996            1995
                                                      ________        ________
                                                             (Unaudited)

Net sales                                             $185,984        $166,300

Cost of sales                                          144,018         129,852
                                                     _________       _________

     Gross profit                                       41,966          36,448

Operating, selling and administrative expenses          36,303          32,837
                                                     _________       _________

     Operating income                                    5,663           3,611

Other income, net                                        1,020             217
                                                     _________       _________

Income before taxes                                      6,683           3,828

Provision for income taxes                               2,673           1,531
                                                     _________       _________

Net income                                             $ 4,010         $ 2,297
                                                     =========       =========


Net income per share - Primary                          $ .38            $ .22
                                                     =========       =========

Weighted average shares outstanding - Primary          10,495           10,452
                                                     =========       =========


Net income per share - Fully Diluted                    $ .37            $ .21
                                                     =========       =========

Weighted average shares outstanding - Fully Diluted    10,849           10,693
                                                     =========       =========



See notes to consolidated condensed financial statements.
              SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
               Consolidated Condensed Statements of Cash Flows
                               (in thousands)

                                                      Six Months Ended June 30,
                                                      _________________________
                                                           1996         1995
                                                         ________     ________
                                                               (Unaudited)

Cash flows from operating activities:

Net income                                               $ 4,010       $2,297
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                         5,477        5,394
     Amortization of ESSOP loan guarantee                    712          506
     Decrease (increase) in:
         Accounts receivables, net                        (2,227)        (199)
         Inventory                                          (207)       1,005
         Other current assets                             (1,879)        (261)
         Increase (decrease) in:
         Accounts payable                                    504       (6,614)
         Accrued liabilities                                 499          199
         Accrued wages and related costs                   1,643        4,038
         Federal and state taxes payable                   1,844          687
         Foreign currency translation adjustment              27           (9)
         Minority interest                                   256          113
                                                         ________     ________

     Net cash provided by operating activities            10,659        7,156
                                                         ________     ________


Cash flows from investing and financing activities:

     Purchase of property and equipment, net              (5,776)      (1,683)
     (Decrease) increase in short-term investments           372       (1,281)
     (Increase) in other long-term assets                 (2,147)        (636)
     New proceeds from (repayment of) short-term debt         69          (43)
     New proceeds from (repayment of) long-term debt       1,448        1,429
     Issuance of common stock                                 76          603
     Increase in ESSOP loan guarantee                          -       (2,235)
     Reacquisition of common stock for treasury           (3,526)         351
     Unrealized gain on investments                           (2)          12
                                                         ________     ________
     Net cash used in investing and financing
       activities                                         (9,486)      (3,483)
                                                         ________     ________

     Net increase in cash and cash equivalents             1,173       3, 673
     Cash and cash equivalents at beginning of period     23,022       17,761
                                                         ________     ________

     Cash and cash equivalents at end of period          $24,195      $21,434
                                                         ========     ========



See notes to consolidated condensed financial statements.
               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. GENERAL. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q.
         Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report and Form 10-K for the period ended December 31, 1995.

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

                  SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

NET SALES

Consolidated net sales for the second quarter of 1996 increased 12.4 percent or $10.4 million to $93.7 million versus $83.3 million for the second quarter of 1995. For the six months ended June 30, 1996, net sales increased 11.8 percent or $19.7 million to $186.0 million compared to $166.3 million for the same period in 1995.

The Company continues to achieve sales growth as a result of price increases on technetium based products. These price increases of approximately two percent to three percent, were in response to price increases from the Company's suppliers. Sales growth, during the quarter and six month period ended June 30, 1996, was also positively influenced by the opening or acquisitions of radiopharmacies during 1995. Finally, the Company continues to experience strong growth in volume across all product lines, especially cardiology. Sales from cardiology products accounted for approximately 63 percent of the Company's net sales during the second quarter of 1996.


GROSS PROFIT

Gross profit for the second quarter of 1996 increased $3.1 million to $21.8 million, or 23.2 percent of net sales compared to $18.6 million or 22.3 percent of net sales for the comparable quarter in 1995. For the six months ended June 30, 1996, gross profit increased $5.5 million to $42.0 million, or 22.6 percent of net sales, compared to $36.4 million or 21.9 percent of net sales for the same period in 1995.

Positive contributors affecting the increase in gross margin for the second quarter and first six months of 1996 include: the Company's ability to successfully implement price increases, managing price erosion and the continued success in converting customers from thallium, a generic product, to Cardiolite(R), a proprietary higher margin product. In addition, the Company continues its on-going success in converting customers to its full service unit dose compounding services, rather than supplying those same customers with the raw materials which allow them to perform their own compounding services.


OPERATING, SELLING AND ADMINISTRATIVE EXPENSES

Operating, selling and administrative expenses rose 9.5 percent for the second quarter of 1996 or $1.6 million to $18.2 million, however, as a percentage of sales declined to 19.4 percent from 20.0 percent for the same period in 1995. For the six month period ended June 30, 1996, these expenses increased 10.6 percent or $3.5 million to $36.3 million, however, as a percentage of sales decreased to 19.5 percent from 19.7 percent.

The Company is making significant investments in new business opportunities which are aimed at increasing its long-term competitiveness. These opportunities include, continued domestic and international expansion, the re-engineering of critical business practices and associated information systems and the entry into the positron emission tomography (PET) business. The increased operating, selling and administrative expenses for the second quarter and first six months of 1996 reflects the investments required for these opportunities. The Company expects to continue the increased level of expenditures in the operating, selling and administrative category for the next two to three years, as it accelerates its spending in PET, re-engineering opportunities and expansion. As a consequence, overall Company earnings may be reduced over the same period.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and short-term investments of $27.4 million at June 30, 1996, compared with $26.6 million at December 31, 1995. The Company's total debt position of $9.7 million at June 30, 1996, was $2.3 million higher than the debt position at December 31, 1995. The increase in debt is the direct result of the positron emission tomography (PET) joint venture formed on June 1, 1996. Working capital increased by $.6 million to $35.5 million at June 30, 1996, compared
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

to $34.9 million at December 31, 1995. Days sales outstanding on receivable decreased to 51 days at June 30, 1996, compared to 55 days at December 31, 1995.

The Company believes sufficient internal and external sources exist to fund operations and future expansion programs. At June 30, 1996, the Company had unused lines of credit of $17.9 million to fund short-term needs.

SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES


PART II.  OTHER INFORMATION

STOCK REPURCHASE PROGRAM
Between May 13, 1996 and May 31, 1996, the Company purchased 301,600 shares of its common stock in the open market at an average price of $11.69 per share. The shares are classified as "Treasury Stock" on the Company's balance sheet.

At the June 26, 1996 Board of Directors Meeting, the Board approved the repurchase of up to an additional 500,000 shares of common stock from time to time, in the open market.


RESULTS FROM STOCKHOLDERS' MEETING
At the Company's Annual Meeting of  Stockholders held on June 26,
1996, two members of the Board of Directors were re-elected for a three year term: Monty Fu and Henry N. Wagner, Jr., M.D.

                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SYNCOR INTERNATIONAL CORPORATION
                                                (Registrant)



August 9, 1996                  By:  /s/ Michael E. Mikity
                                     ----------------------
                                     Michael E. Mikity
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (Principal Financial /
                                     Accounting Officer)