Form 10-Q
period 1996-09-30
SYNCOR INTERNATIONAL CORP /DE/
filed 1996-11-13
CIK 202763

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






FOR QUARTER ENDED SEPTEMBER 30, 1996           COMMISSION FILE NUMBER 0-8640



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


                                  YES  X   NO
                                      ___     ___


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 30, 1996, 10,970,334 shares of $.05 par value common stock were outstanding.

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

           Balance Sheets as of
             September  30, 1996 and December 31, 1995 . . . . . . . . . . . 2

           Statements of Income for three months
             ended September 30, 1996 and 1995 . . . . . . . . . . . . . . . 3

            Statements of Income for nine months
             ended September 30, 1996 and 1995 . . . . . . . . . . . . . . . 4

           Statements of Cash Flows for nine months
             ended September 30, 1996 and 1995 . . . . . . . . . . . . . . . 5

           Notes to Consolidated Condensed Financial Statements . . . . . .  6

  Item 2.  Management's Discussion and Analysis of Financial Condition . . . 7


Part II.   Other Information . . . . . . . . . . . . . . . . . . . . . . . . 9

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

                SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (in thousands, except per share data)

                                                   September 30,  December 31,
                                                       1996          1995
                                                   _____________  ____________
                                                    (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                             27,006       23,022
     Short-term investments                                 2,769        2,296
     Accounts receivable, net                              52,860       50,857
     Inventory                                              5,406        5,159
     Prepaids and other current assets                      7,809        2,306
                                                           _______      _______

           Total current assets                             95,850       83,640

Marketable investment securities                           1,239        1,241
Property and equipment, net                               25,358       23,006
Excess of purchase price over net assets
     acquired, net                                         14,075       14,414
Other assets                                              12,802       11,379
                                                         _______      _______


                                                        $149,324     $133,680
                                                        ========     ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                   $ 36,228     $ 33,286
     Accrued liabilities                                   2,396        2,395
     Accrued wages and related costs                      11,572       10,060
     Federal and state taxes payable                         699          755
     Current maturities of long-term debt                  2,366        2,224
                                                         _______      _______


           Total current liabilities                       53,261      48,720

Long-term debt, net of current maturities                10,252         5,200
Deferred compensation                                       864           864
Minority interest                                           975           634

Stockholders' equity:
     Common stock, $.05 par value                            566          533
     Additional paid-in capital                           51,234       47,169
     Unrealized loss on investments                          (30)         (24)
     Employee stock ownership loan guarantee              (4,806)      (2,998)
     Foreign currency translation adjustment                 (84)        (105)
     Retained earnings                                    40,100       35,598
     Treasury stock, at cost; 341 shares at Sept. 30,
           1996 and 250 shares at December 31, 1995        (3,008)     (1,911)
                                                         _______      _______


           Net stockholders' equity                        83,972       78,262
                                                         _______       _______


                                                        $149,324      $133,680
                                                        ========       ========


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (in thousands, except per share data)




                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                ________________________________
                                                      1996             1995
                                                     ______           ______
                                                           (UNAUDITED)

Net sales                                            $90,876         $81,014

Cost of sales                                         72,189          62,927
                                                     _______         _______

     Gross profit                                     18,687          18,087

Operating, selling and administrative expenses        19,175          16,199
                                                     _______         _______

     Operating income                                   (488)          1,888

Other income, net                                      1,184             184
                                                     _______         _______

Income before taxes                                      696           2,072

Provision for income taxes                               204             829
                                                     _______         _______

Net income                                           $   492         $ 1,243
                                                     =======         =======

Net income per share - Primary                         $ .05           $ .12
                                                     =======         =======

Weighted average shares outstanding - Primary         10,943          10,607
                                                     =======         =======


Net income per share - Fully Diluted                   $ .05           $ .12
                                                     =======         =======

Weighted average shares outstanding - Fully Diluted   10,945          10,607
                                                     =======         =======



SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (in thousands, except per share data)



                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 _______________________________
                                                       1996             1995
                                                      ______           ______
                                                            (UNAUDITED)

Net sales                                            $276,860         $247,314

Cost of sales                                         216,207          192,779
                                                     ________         ________

     Gross profit                                      60,653           54,535

Operating, selling and administrative expenses         55,478           49,036
                                                     ________         ________

     Operating income                                   5,175            5,499

Other income, net                                       2,204              401
                                                     ________         ________

Income before taxes                                     7,379            5,900

Provision for income taxes                              2,877            2,360
                                                     ________         ________

Net income                                            $ 4,502          $ 3,540
                                                      =======          =======

Net income per share - Primary                          $ .42            $ .34
                                                      =======          =======

Weighted average shares outstanding - Primary          10,662           10,496
                                                      =======          =======

Net income per share - Fully Diluted                    $ .42            $ .34
                                                      =======          =======

Weighted average shares outstanding - Fully Diluted    10,784           10,548
                                                      =======          =======



SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 _______________________________
                                                         1996         1995
                                                        ______       ______
                                                            (UNAUDITED)

Cash flows from operating activities:

Net income                                             $ 4,502       $3,540
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                        8,184        8,021
     Amortization of ESSOP loan guarantee                   973          832
     Decrease (increase) in:
           Accounts receivables, net                      (2,003)         446
           Inventory                                        (247)       1,083
           Other current assets                           (5,503)         592
     Increase (decrease) in:
           Accounts payable                                2,942       (6,901)
           Accrued liabilities                               (29)        (113)
           Accrued wages and related costs                 1,512        2,982
           Federal and state taxes payable                   (56)         647
           Foreign currency translation adjustment            21         (113)
           Minority interest                                 341          189
                                                       ________     ________

     Net cash provided by operating activities           10,637       11,205
                                                       ________     ________


Cash flows from investing and financing activities:

     Purchase of property and equipment, net             (7,533)      (1,600)
     (Decrease) in short-term investments                  (473)      (2,226)
     (Increase) in other non-current assets              (4,085)      (2,571)
     Net proceeds from (repayment of) short-term debt       172         (271)
           Net proceeds from long-term debt                5,052        1,152
     Issuance of common stock                             4,098          585
     Issuance of treasury stock to ESSOP                  2,853        2,262
     Increase in ESSOP loan guarantee                    (2,781)      (2,299)
     Reacquisition of common stock for treasury          (3,950)      (1,911)
     Unrealized (loss) gain on investments                   (6)          20
                                                       ________     ________

     Net cash used in investing and financing
       activities                                        (6,653)      (6,859)
                                                       ________     ________


     Net increase in cash and cash equivalents            3,984        4,346
     Cash and cash equivalents at beginning of period    23,022       17,761
                                                       ________     ________


     Cash and cash equivalents at end of period         $27,006      $22,107
                                                       ========     ========


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.
               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. GENERAL. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q.
           Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report and Form 10-K for the period ended December 31, 1995.

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

3. TREASURY STOCK: During the second and third quarters of 1996, the Company purchased 340,600 shares of its common stock in the open market at an average price of $11.60 per share. These shares were classified as "treasury stock at cost," on the accompanying balance sheet. On September 30, 1996, 250,000 shares of treasury stock were contributed to the Company's Employees' Saving and Stock Ownership Plan (ESSOP) at a fair market value of $2.9 million.

                SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


NET SALES

Consolidated net sales for the third quarter of 1996 increased 12.2 percent or $9.9 million to $90.9 million versus $81.0 million for the third quarter of 1995. For the nine months ended September 30, 1996, net sales increased 11.9 percent or $29.5 million to $276.9 million compared to $247.3 million for the same period in 1995.

The Company continues to experience growth in the sale of cardiology products when compared to the prior year. Sales from cardiology products accounted for approximately 60 percent of the Company's net sales during the third quarter of 1996. Price stability in the marketplace also continues to positively impact sales. Sales growth during the quarter ended September 30, 1996, was negatively influenced by the traditional Summer slow down and the Company's strategic decision to maintain pricing on its Cardiology products. This decision has resulted in the increased market gain associated with a competing cardiology product.


GROSS PROFIT

Gross profit for the third quarter of 1996 increased $.6 million to $18.7 million, however, declined as a percentage of net sales to 20.6 percent, compared to 22.3 percent of net sales or $18.1 million for the comparable quarter in 1995. For the nine months ended September 30, 1996, gross profit increased $6.1 million to $60.7 million, however, declined as a percentage of net sales to 21.9 percent, compared to 22.1 percent of net sales or $54.5 million for the same period in 1995.

The gross margin percentage in the third quarter 1996 declined as a result of the seasonal decrease in sales, thus impacting both material and labor utilization. This decrease is the result of less than optimal utilization of the Company's material over the Summer months. The Summer slow down impacts the cost of material primarily in the area of efficiency. The effective utilization of certain radioactive products diminishes with a slight decline in sales. Labor inefficiencies also occur with a decline in sales. The Summer slow down of 1996 is partially offset by the on-going conversion of customers to full service unit dose compounding services, rather than supplying those same customers with the raw materials which allow them to perform their own compounding services. An additional factor which also negatively impacted the gross profit for the third quarter ended September 30, 1996 was the continued investment associated with positron emission tomography (PET).


OPERATING, SELLING AND ADMINISTRATIVE EXPENSES

Operating, selling and administrative expenses rose 18.4 percent for the third quarter of 1996 or $3.0 million to $19.2 million, and as a percentage of sales increased to 21.1 percent from 20.0 percent for the same period in 1995. For the nine month period ended September 30, 1996, these expenses increased 13.1 percent or $6.4 million to $55.5 million, and as a percentage of sales increased to 20.0 percent from 19.8 percent.

There are a number of expenses included in the third quarter 1996 that are not in the corresponding period for 1995. The third quarter 1996 includes the increased investment in positron emission tomography
(PET), separation costs associated with the Company's former Vice Chairman and Chief Executive Officer who resigned in July 1996, relocation costs for the corporate headquarters, acquisition and new radiopharmacies start-up costs and expenses associated with the Company's core business improvement program.

The Company is making significant investments in new business opportunities which are aimed at increasing its long-term competitiveness. These opportunities include, continued domestic and international expansion, the re-engineering of critical business practices and associated information systems and the entry into the positron emission tomography (PET) business. The increased operating, selling and administrative expenses for the third quarter and first nine months of 1996 reflects the investments required for these opportunities. The Company expects to continue the increased level of expenditures in the operating, selling and administrative category for the next two years, as it accelerates its spending in PET, re-engineering opportunities and expansion. As a consequence, overall Company earnings may be reduced over the same period.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and short-term investments of $31.0 million at September 30, 1996, compared with $26.6 million at December 31, 1995. The Company's total debt position of $12.6 million at September 30, 1996, was $5.2 million higher than the debt position at December 31, 1995. The increase in debt is the direct result of the positron emission tomography (PET) joint venture formed on June
1, 1996 and a new $2.8 million ESSOP loan. Working capital increased by $7.7 million to $42.6 million at September 30, 1996, compared to $34.9 million at December 31, 1995. Days sales outstanding on receivable decreased to 52 days at September 30, 1996, compared to 55 days at December 31, 1995.

The Company believes sufficient internal and external sources exist to fund operations and future expansion programs. At September 30, 1996, the Company had unused lines of credit of $17.9 million to fund short-term needs.

              SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES


Part II.  OTHER INFORMATION

ITEM 5. OTHER INFORMATION

STOCK REPURCHASE PROGRAM
Between May 13, 1996 and October 3, 1996, the Company purchased
350,600 shares of its common stock in the open market at an average price of $11.60 per share. The shares are classified as "Treasury Stock at Cost" on the Company's balance sheet.

ESSOP LOAN
On September 30, 1996, the Company contributed 250,000 shares of its common stock to the Employees' Savings and Stock Ownership Plan (ESSOP). The shares contributed were from the Company's "Treasury Stock" and are leveraged against a bank loan in the amount of $2.9 million which matures in the year 2000.

STOCK GRANT TO OUTSIDE BOARD MEMBERS
On August 27, 1996, 500 shares of the Company's common stock were issued to each of the Company's non-employee members of the Board of Directors pursuant to Section 16(b) of the Securities Act of 1934. The market value for of the Company's common stock was $10.625 per share.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)        EXHIBITS

           10.  Material Contracts

                10.1   Loan Agreement, Dated September 30, 1996, between the
                        Company and The First National Bank of Chicago.

                10.2 Guarantee of Parent Corporation, dated July 1996, made by the Company in favor of John Hancock Mutual Life Insurance Company, as assignee of Corporate Credit, Inc.

                10.3   1996 Management Incentive Plan

           11.  Statement Re:  Computation of Per Share Earnings

                Computation can be clearly determined from the material contained in Part I of this Form 10-Q.

           27.  Financial Data Schedule.

(B)        REPORTS ON FORM 8-K
           Form 8-K dated July 3, 1996 was filed by the Company as a result of the resignation of Gene R. McGrevin as Vice Chairman and Chief Executive Officer of the Company.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SYNCOR INTERNATIONAL CORPORATION
                                           (Registrant)



November 13, 1996                 By:  /S/ MICHAEL E. MIKITY
                                       _________________________
                                       Michael E. Mikity
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial /
                                       Accounting Officer)



                              INDEX TO EXHIBITS


EXHIBIT NO.
___________

10.       Material Contracts

          10.1 Loan Agreement, Dated September 30, 1996, between the Company and The First National Bank of Chicago.

          10.2 Guarantee of Parent Corporation, dated July 1996, made by the Company in favor of John Hancock Mutual Life Insurance Company, as assignee of Corporate Credit, Inc.

          10.3   1996 Management Incentive Plan

11.        Statement Re:  Computation of Per Share Earnings

           Computation can be clearly determined from the material contained in Part I of this Form 10-Q.

27.        Financial Data Schedule.

                                 EXHIBIT 10.1


                              September 30, 1996


Syncor International Corporation
20001 Prairie Street
Chatsworth, California  91311

     Re:  $3,500,000 Loan Facility
          ________________________

Ladies and Gentlemen:

           This letter agreement (this "Agreement") shall constitute the agreement of The First National Bank of Chicago, a national banking association ("Lender"), to make a term loan of up to $3,500,000 to Syncor International Corporation, a Delaware corporation ("Borrower") pursuant to the terms and conditions described herein for the purpose of financing the purchase of stock by Borrower's employee stock ownership plan.

           1.      Definitions.  The following terms used in this Agreement
                   ___________
shall have the following meanings:

           "ADJUSTED EURODOLLAR RATE" means, for any Interest Rate Determination Date with respect to an Interest Period for a Eurodollar Rate Loan, the rate per annum obtained by dividing (i) the rate at
                                          ________
which Lender offers to place deposits in U.S. dollars with first-class banks in the London interbank market at 11:00 a.m. (London time) two Business Days prior to the first day of the related Interest Period in the approximate amount of the related Eurodollar Loan, and for a maturity corresponding to the related Interest Period by (ii) a
                                                      __
percentage equal to 100% minus the stated maximum
                         _____
rate of all reserve requirements (including any marginal, emergency, supplemental, special or other reserves) applicable on such Interest Rate Determination Date to any member bank of the Federal Reserve System in respect of "Eurocurrency liabilities" as defined in Regulation D (or any successor category of liabilities under Regulation D).

           "AFFILIATE" means, as applied to any Person, any other Person directly or indirectly controlling, controlled by, or under common control with, that Person. For the purposes of this definition, "control" (including, with correlative meanings, the terms "controlling," "controlled by" and "under common control with"), as applied to any Person, means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of that Person, whether through the ownership of voting securities or by contract or otherwise.

           "ALTERNATE BASE RATE" means, at any time, the higher of (i) the rate which is 1/2 of 1% per annum in excess of the Federal Funds
Effective Rate or (ii) the rate that Lender announces from time to time as its corporate base lending rate, as in effect from time to time.

           "ALTERNATE BASE RATE LOAN" means Loans bearing interest at rates determined by reference to the Alternate Base Rate as provided in subsection 3(a).

           "BUSINESS DAY" means, unless otherwise provided for in this Agreement, any day excluding Saturday or Sunday on which Lender is open for business in Illinois. For the Eurodollar Rate Loans, "Business Day" means any day excluding Saturday or Sunday on which Lender is open for business in Illinois and London and dealing in offshore dollars.

           "CLOSING DATE" means the date on or before October 4, 1996 on which the initial borrowing of the Loans is made.

           "CODE" shall mean the Internal Revenue Code of 1986, as amended from time to time.

           "CONSOLIDATED CAPITAL EXPENDITURES" means, for any period, the sum of (i) the aggregate of all expenditures (whether paid in cash or other consideration or accrued as a liability and including that portion of any lease which is capitalized in accordance with GAAP on the consolidated balance sheet of Borrower and its Subsidiaries) by Borrower and its Subsidiaries during that period that, in conformity with GAAP, are included in "additions to property, plant or equipment" or comparable items reflected in the consolidated statement of cash flows of Borrower and its Subsidiaries

           "CONTINGENT OBLIGATION" means, as to any Person, (i) any obligation of such Person guaranteeing or intended to guarantee any Indebtedness, leases, dividends or other obligations ("primary obligations") of any other Person (the "primary obligor") in any manner, whether directly or indirectly, including, without limitation, any obligation of such Person, whether or not contingent, (A) to purchase any such primary obligation or any property constituting direct or indirect security therefor, (B) to advance or supply funds
(x) for the purchase or payment of any such primary obligation or (y) to maintain working capital or equity capital of the primary obligor or otherwise to maintain the net worth or solvency of the primary obligor, (C) to purchase property, securities or services primarily for the purpose of assuring the owner of any such primary obligation of the ability of the primary obligor to make payment of such primary obligation or (D) otherwise to assure or hold harmless the holder of such primary obligation against loss in respect thereof; provided,
                                                         ________
however, that the term "Contingent Obligation"
_______
shall not include endorsements of instruments for deposit or collection in the ordinary course of business; and (ii) any obligations of such Person under any interest rate agreement or any future, swap, currency contract, forward contract or financial derivative. The amount of any Contingent Obligation shall be deemed to be an amount equal to the stated or determinable amount of the primary obligation in respect of which such Contingent Obligation is made or, if not stated or determinable, the maximum reasonably anticipated liability in respect thereof (assuming such Person is required to perform thereunder) as determined by such Person in good faith.

           "DOLLARS" and the sign "$" mean the lawful money of the United States of America.

           "DOMESTIC SUBSIDIARY" means any Subsidiary of Borrower that is organized under the laws of any jurisdiction forming a part of the United States.

           "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time. Section references to ERISA are to ERISA, as in effect at the date of this Agreement, and to any subsequent provisions of ERISA, amendatory thereof, supplemental thereto or substituted therefor.

           "ERISA AFFILIATE" means any person (as defined in Section 3(9) of ERISA) which together with Borrower would be a member of the same "controlled group" within the meaning of Section 414(b), (m), (c) and
(o) of the Code.

           "EURODOLLAR RATE LOANS" means Loans bearing interest at rates determined by reference to the Adjusted Eurodollar Rate as provided in subsection 3(a).

           "EVENT OF DEFAULT" means each of the events set forth in
Section 10.

           "EXCHANGE ACT" means the Securities Exchange Act of 1934, as amended from time to time, and any successor statute.

           "FEDERAL FUNDS EFFECTIVE RATE" means, for any period, a fluctuating interest rate equal for each day during such period to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published for such day (or, if such day is not a Business Day, for the next preceding Business Day) by the Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average of the quotations for such day on such transactions received by Lender from three Federal funds brokers of recognized standing selected by Lender.

           "FIXED CHARGE COVERAGE RATIO" means, with respect to Borrower and determined on a consolidated basis in accordance with GAAP, the ratio of (i) the sum of net income before taxes plus interest expense plus
                                          ____                  ____
depreciation expense plus rental expense minus Consolidated Capital
                     ____                _____
Expenditures to (ii) the sum of interest expense plus rental expense
                                                 ____
plus the current portion of long-term debt (as of the end of the most
____
recent fiscal quarter). The Fixed Charge Coverage Ratio shall be calculated at the end of each fiscal quarter based on the results of that quarter and each of the 3 immediately preceding fiscal quarters.

           "GAAP" means generally accepted accounting principles set forth in opinions and pronouncements of the Accounting Principles Board of the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board or in such other statements by such other entity as may be approved by a significant segment of the accounting profession, in each case as the same are applicable to the circumstances as of the date of deter-mination.

           "INDEBTEDNESS" shall mean, as to any Person, without duplication,
(i) all indebtedness (including principal, fees and charges) of such Person for borrowed money or for the deferred purchase price of property or services, (ii) the undrawn amount of or unreimbursed amount under all letters of credit issued for the account of such Person and all drafts drawn thereunder, (iii) all liabilities secured by any lien on any property owned by such Person, whether or not such liabilities have been assumed by such Person, (iv) the aggregate amount required to be capitalized in conformity with GAAP under leases under which such Person is the lessee and (v) all Contingent
Obligations of such Person.

           "INITIAL BORROWING AMOUNT" means the original principal amount of the Loans borrowed on the Closing Date.

           "INTEREST PAYMENT DATE" means (i) with respect to any Alternate Base Rate Loan, the last day of each month, commencing on the first such date to occur after the Closing Date, and (ii) with respect to any Eurodollar Rate Loan, the last day of each Interest Period applicable to such Loan; provided that in the case of each Interest
                         ________
Period of longer than three months "Interest Payment Date" shall also include each date that is three months after the commencement of such Interest Period.

           "INTEREST PERIOD" has the meaning assigned to that term in subsection 3(b).

           "INTEREST RATE DETERMINATION DATE" means, with respect to any Interest Period, the second Business Day prior to the first day of such Interest Period.

           "LOANS" means the Alternate Base Loans and the Eurodollar Rate Loans comprising the then outstanding borrowing made pursuant to subsection 2(a).

           "MARGIN STOCK" has the meaning assigned to that term in Regulation U of the Board of Governors of the Federal Reserve System as in effect from time to time.

           "MATERIAL ADVERSE EFFECT" means (i) a material adverse effect upon the business, operations, properties, assets, condition
(financial or otherwise) or prospects of Borrower or any of its Subsidiaries or (ii) the impairment of the ability of Lender to enforce, the Obligations.

           "NOTICE OF CONVERSION/CONTINUATION" has the meaning assigned to that term in subsection 3(f).

           "OBLIGATIONS" means all obligations of every nature of Borrower from time to time owed to Lender under this Agreement or the Note, whether for principal, interest, fees, expenses, indemnification or otherwise.

           "PAYMENT OFFICE" means (i) the office of Lender located at One First National Plaza, 11th Floor, Chicago, Illinois 60670 or (ii) such other office of Lender as may from time to time hereafter be designated as such in a written notice delivered by Lender to Borrower.

           "PERSON" means any individual, partnership, joint venture, firm, corporation, association, trust or other enterprise or any government or political subdivision or any agency, department or instrumentality thereof.

           "PLAN" means any multiemployer plan or single-employer plan as defined in Section 4001 of ERISA, which is maintained or contributed to, or at any time during the five calendar years preceding the date of this Agreement was maintained or contributed to, by Borrower or by an ERISA Affiliate.

           "POTENTIAL EVENT OF DEFAULT" means a condition or event that, after notice or lapse of time or both, would constitute an Event of Default.

           "QUICK ASSETS" means cash, short-term cash investments, net trade receivables and marketable securities not classified as long-term investments.

           "SALE AND LEASEBACK TRANSACTION" means a transaction or series of transactions pursuant to which Borrower or any of its Subsidiaries sells or transfers to any Person (other than the Borrower or a Subsidiary) any property, whether now owned or hereafter acquired, and, as part of the same transaction or series of transactions, Borrower or any Subsidiary rents or leases as lessee, or similarly acquires the right to possession or use of, such property or one or more properties which it intends to use for the same purpose or purposes as such property.

           "SUBSIDIARY" means, with respect to Person, any corporation, partnership, limited liability company, association, joint venture or other business entity of which more than 50% of the total voting power of shares of stock or other ownership interests entitled to vote in the election of the Persons having the power to direct or cause the direction of the management and policies thereof is at the time owned or controlled, directly or indirectly, by Borrower or one or more of the other Subsidiaries of that Person or a combination thereof.

           "TANGIBLE NET WORTH" means, with respect to Borrower and determined on a consolidated basis in accordance with GAAP, the gross book value of Borrower's assets (excluding goodwill, patents, trademarks, trade names, organization expense, treasury stock, unamortized debt discount and expense, deferred research and development costs, deferred marketing expenses, and other like intangibles, and monies due from affiliates, officers, directors, or shareholders of Borrower) minus Total Liabilities, including,
                          _____
but not limited to accrued and deferred income taxes, and any reserves against assets.

           "TOTAL LIABILITIES" means, with respect to Borrower and determined on a consolidated basis in accordance with GAAP, the sum of current liabilities plus long term liabilities.
                       ____

           "UNFUNDED CURRENT LIABILITY" means, as to any Plan, the amount, if any, by which the present value of the accrued benefits under such Plan as of the close of its most recent plan year determined in accordance with Section 412 of the Code exceeds the fair market value of the assets allocable thereto.

           2.      THE LOAN FACILITY.
                   _________________

           (a)     Commitment; Expiration.  Subject to the terms and conditions
                   ______________________
of this Agreement and in reliance upon the representations and warranties of Borrower set forth herein, Lender agrees to lend to Borrower on the Closing Date an aggregate amount not exceeding
$3,500,000 to be used for the purposes identified in Section 5.  The
Loans and all other amounts or Obligations owed hereunder with respect to the Loans or otherwise shall be paid in full no later than June 30, 2000. Amounts borrowed under this subsection 2(a) and subsequently repaid or prepaid may not be reborrowed. Borrower may make only one borrowing hereunder. Loans made on the Closing Date shall be Alternate Base Rate Loans and may thereafter be converted into or continued as Eurodollar Rate Loans as provided in subsection 3(f).
The Loans shall be made by crediting the account of Borrower at Lender in same day funds in the amount of the borrowing.

           Borrower shall notify Lender of the designation of the Closing Date and the amount of the borrowing to be made on such date at least one Business Day prior to the Closing Date. After funding the one borrowing, Lender shall have no further commitment to lend additional amounts.

           (b)     Note.  Borrower shall execute and deliver to Lender on the
                   ____
Closing Date a Note substantially in the form of Exhibit I annexed
                                                 _________
hereto to evidence the Loans, in the principal amount of the aggregate amount borrowed under subsection 2(a) and with other appropriate insertions.

           3.      INTEREST ON THE LOANS.
                   _____________________

           (a)     Rate of Interest.  Subject to the provisions of subsections
                   ________________
3(g) and (i) below, each Loan shall bear interest on the unpaid principal amount thereof from the date made through maturity (whether by acceleration or otherwise) as follows:  (i) if a Alternate Base
Rate Loan, then at the Alternate Base Rate; or (ii) if a Eurodollar
Rate Loan, then at the sum of the Adjusted Eurodollar Rate plus 1.00%
                                                           ____
per annum.

           (b)     Interest Periods for Eurodollar Rate Loans.  In connection
                   __________________________________________
with each Eurodollar Rate Loan, Borrower may, pursuant to the applicable Notice of Conversion/Continuation select an interest period
(each an "INTEREST PERIOD") to be applicable to such Loan, which
Interest Period shall be, at Borrower's option, either a one, two, three or six month period; provided that:
                           ________

                   (i) in the case of immediately successive Interest Periods applicable to a Eurodollar Rate Loan continued as such pursuant to a Notice of Conversion/Continuation, each successive Interest Period shall commence on the day on which the next preceding Interest Period expires;

                   (ii) no Interest Period with respect to any portion of the Loans shall extend beyond June 30, 2000;

                   (iii) no Interest Period with respect to any portion of the Loans shall extend beyond a date on which Borrower is required to make a scheduled payment of principal of the Loans unless the sum of (a)
the aggregate principal amount of Loans that are Alternate Base Rate
Loans plus (b) the aggregate principal amount of Loans that are
      ____
Eurodollar Rate Loans with Interest Periods expiring on or before such date equals or exceeds the principal amount required to be paid on the Loans on such date;

                   (iv) if an Interest Period would otherwise expire on a day that is not a Business Day, such Interest Period shall expire on the next succeeding Business Day; provided that, if any Interest Period
                              ________
would otherwise expire on a day that is not a Business Day but is a day of the month after which no further Business Day occurs in such month, such Interest Period shall expire on the next preceding
Business Day;

                   (v) any Interest Period that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest
Period) shall end on the last Business Day of a calendar month;

                   (vi) there shall be no more than three Interest Periods out-standing at any time; and

                   (vii) in the event Borrower fails to specify an Interest Period for any Eurodollar Rate Loan in the applicable Notice of Conversion/Continuation, Borrower shall be deemed to have selected an Interest Period of one month.

           (c)     Determination of Applicable Interest Rate.  As soon as
                   _________________________________________
practicable after 10:00 A.M. (Chicago time) on each Interest Rate Determination Date, Lender shall determine the interest rate that shall apply to the Eurodollar Rate Loans for which an interest rate is then being determined for the applicable Interest Period and shall promptly give notice thereof (in writing by facsimile or by telephone confirmed in writing by facsimile) to Borrower.

           (d)     Eurodollar Rate Loans After Default.  After the occurrence
                   ___________________________________
of and during the continuation of an Event of Default, (i) Borrower may not elect to have a Loan be maintained as, or converted to, a Eurodollar Rate Loan after the expiration of any Interest Period then in effect for such Loan and (ii) subject to the provisions of subsection 3(j) any Notice of Conversion/Continuation given by Borrower with respect to a requested borrowing or conversion/continuation that has not yet occurred shall be deemed to be rescinded by Borrower.

           (e)     Interest Payments.  Subject to the provisions of subsection
                   _________________
3(g) interest on each Loan shall be payable in arrears on and to each Interest Payment Date applicable to such Loan, upon any prepayment of such Loan (whether due to acceleration or otherwise) and at maturity (including final maturity).

           (f)     Conversion or Continuation.  Subject to the provisions of
                   __________________________
subsections 3(d) and (i), Borrower shall have the option (i) to convert at any time all or any part of its outstanding Loans equal to $1,000,000 and integral multiples of $100,000 in excess of that amount from Loans bearing interest at a rate determined by reference to one basis to Loans bearing interest at a rate determined by reference to the alternative basis or (ii) upon the expiration of any Interest
Period applicable to a Eurodollar Rate Loan, to continue all or any portion of such Loan equal to $1,000,000 and integral multiples of
$100,000 in excess of that amount as a Eurodollar Rate Loan; provided,
                                                             _________
however, that a Eurodollar Rate Loan may only be converted into a
_______
Alternate Base Rate Loan on the expiration date of an Interest Period applicable thereto. Borrower shall deliver a notice regarding such conversion or continuation ("NOTICE OF CONVERSION/CONTINUATION") to Lender no later than 10:00 A.M. (Chicago time) at least one Business
Day in advance of the proposed conversion date (in the case of a conversion to a Alternate Base Rate Loan) and at least three Business
Days in advance of the proposed conversion/continuation date (in the case of a conversion to, or a continuation of, a Eurodollar Rate Loan)
(in writing by facsimile or by telephone confirmed in writing by facsimile). A Notice of Conversion/Continuation shall specify (i) the proposed conversion/continuation date (which shall be a Business Day),
(ii) the amount and type of the Loan to be converted/continued,
(iii) the nature of the proposed conversion/continuation, (iv) in the case of a conversion to, or a continuation of, a Eurodollar Rate Loan, the requested Interest Period, and (v) in the case of a conversion to, or a continuation of, a Eurodollar Rate Loan, that no Event of Default has occurred and is continuing.

           (g)     Default Rate.  Upon the occurrence and during the
                   ____________
continuation of any Event of Default, the outstanding principal amount of all Loans and, to the extent permitted by applicable law, any interest payments thereon not paid when due and any fees and other amounts then due and payable hereunder, shall thereafter bear interest (including post-petition interest in any proceeding under the Bankruptcy Code or other applicable bankruptcy laws) payable upon demand at the Alternate Base Rate plus 2% per annum; provided
                                                     ________
that, in the case of Eurodollar Rate Loans, upon the expiration of the Interest Period in effect at the time any such increase in interest rate is effective such Eurodollar Rate Loans shall thereupon become Alternate Base Rate Loans and shall thereafter bear interest payable upon demand at the Alternate Base Rate plus 2% per annum. Payment or acceptance of the increased rates of interest provided for in this subsection 3(g) is not a permitted alternative to timely payment and shall not constitute a waiver of any Event of Default or otherwise prejudice or limit any rights or remedies of Lender.

           (h)     Computation of Interest.  Interest on the Loans shall be
                   _______________________
computed (i) in the case of Alternate Base Rate Loans, on the basis of a 365-day or 366-day year, as the case may be, and (ii) in the case of Eurodollar Rate Loans, on the basis of a 360-day year, in each case for the actual number of days elapsed in the period during which it accrues. In computing interest on any Loan, the date of the making of such Loan or the first day of an Interest Period applicable to such Loan or, with respect to a Alternate Base Rate Loan being converted from a Eurodollar Rate Loan, the date of conversion of such Eurodollar
Rate Loan to such Alternate Base Rate Loan, as the case may be, shall be included, and the date of payment of such Loan or the expiration date of an Interest Period applicable to such Loan or, with respect to a Alternate Base Rate Loan being converted to a Eurodollar Rate
Loan, the date of conversion of such Alternate Base Rate Loan to such Eurodollar Rate Loan, as the case may be, shall be excluded.

           (i)     Illegality or Impracticability of Eurodollar Rate Loans.  In
                   _______________________________________________________
the event that on any date Lender shall have determined that the making, maintaining or continuation of its Eurodollar Rate Loans
(i) has become unlawful as a result of compliance by Lender in good faith with any law, treaty, governmental rule, regulation, guideline or order (or would conflict with any such treaty, governmental rule, regulation, guideline or order not having the force of law even though the failure to comply therewith would not be unlawful) or (ii) has become impracticable, or would cause such Lender material hardship, as a result of contingencies occurring after the date of this Agreement which materially and adversely affect the London interbank market or the position of such Lender in that market, then, and in any such event, Lender shall give notice (by telefacsimile or by telephone confirmed in writing) to Borrower of such determination. Thereafter
(a) the obligation of Lender to convert Loans to, Eurodollar Rate
Loans shall be suspended until such notice shall be withdrawn by Lender, (b) to the extent such determination by Lender relates to a Eurodollar Rate Loan then being requested by Borrower pursuant to a Notice of Conversion/Continuation, Lender shall convert or continue such Loan as an Alternate Base Rate Loan, (c) Lender's obligation to maintain its outstanding Eurodollar Rate Loans (the "AFFECTED LOANS") shall be terminated at the earlier to occur of the expiration of the Interest Period then in effect with respect to the Affected Loans or when required by law, and (d) the Affected Loans shall automatically convert into Alternate Base Rate Loans on the date of such termination.

           (j)     Compensation For Breakage or Non-Commencement of Interest
                   _________________________________________________________
Periods.  Borrower shall compensate Lender, upon written request by
_______
Lender (which request shall set forth the basis for requesting such amounts), for all reasonable losses, expenses and liabilities
(including any interest paid by Lender to lenders of funds borrowed by it to make or carry its Eurodollar Rate Loans and any loss, expense or liability sustained by Lender in connection with the liquidation or re-employment of such funds) which that Lender may sustain: (i) if for any reason (other than a default by Lender) a conversion to or continuation of any Eurodollar Rate Loan does not occur on a date specified therefor in a Notice of Conversion/Continuation, (ii) if any prepayment (including any prepayment pursuant to subsection 4(b)) or other principal payment or any conversion of any of its Eurodollar
Rate Loans occurs on a date prior to the last day of an Interest
Period applicable to such Loan, (iii) if any prepayment of any of its Eurodollar Rate Loans is not made on any date specified in a notice of prepayment given by Borrower, or (iv) as a consequence of any other default by Borrower in the repayment of its Eurodollar Rate Loans when required by the terms of this Agreement.

           4.      PAYMENTS; PREPAYMENTS.
                   _____________________

           (a)     Scheduled Payments of Loans.  Borrower shall make principal
                   ___________________________
payments on the Loans in installments on the following dates and in the following amounts:  (i) on September 30, 1998, $100,000; (ii) on each December 31, March 31, June 30 and September 30 thereafter through and including June 30, 2000, an amount equal to (x) (A) the
Initial Borrowing Amount minus (B) $100,000 divided by (y) 7.00;
                         _____              __________
provided that the scheduled installments of
________
principal of the Loans set forth above shall be reduced in connection with any voluntary prepayments of the Loans in accordance with subsection 4(d); and provided, further that the Loans and all other
                     ________  _______
amounts owed hereunder with respect to the Loans shall be paid in full no later than June 30, 2000, and the final installment payable by Borrower in respect of the Loans on such date shall be in an amount, if such amount is different from that specified above, sufficient to repay all amounts owing by Borrower under this Agreement with respect to the Loans.

           (b)     Voluntary Prepayments.  Borrower may, upon not less than one
                   _____________________
Business Day's prior written or telephonic notice, in the case of
Alternate Base Rate Loans, and three Business Days' prior written or telephonic notice, in the case of Eurodollar Rate Loans, in each case given to Lender by 12:00 Noon (Chicago time) on the date required and, if given by telephone, promptly confirmed in writing to Lender, at any time and from time to time prepay any Loans on any Business Day in whole or in part in an aggregate minimum amount of $100,000 and integral multiples of $10,000 in excess of that amount; provided,
                                                        ________
however, that a Eurodollar Rate Loan may only be prepaid on the
_______
expiration of the Interest Period applicable thereto. Notice of prepayment having been given as aforesaid, the principal amount of the Loans specified in such notice shall become due and payable on the prepayment date specified therein. Any such voluntary prepayment shall be applied as specified in subsection 4(d).

           (c)     Manner and Place of Payment.  All payments by Borrower under
                   ___________________________
this Agreement or the Notes shall be made in Dollars in same day funds, without defense, setoff or counterclaim, free of any restriction or condition, and delivered to Lender not later than 12:00
Noon (Chicago time) on the date due at the Payment Office for the account of Lender. Whenever any payment to be made hereunder shall be stated to be due on a day that is not a Business Day, such payment shall be made on the next succeeding Business Day and such extension of time shall be included in the computation of the payment of interest hereunder or under any Note.

           (d)     Application of Voluntary Prepayments.  Any voluntary
                   ____________________________________
prepayments of the Loans pursuant to subsection 4(b) shall be applied to reduce the scheduled installments of principal of the Loans set forth in subsection 4(a) in inverse order of maturity.

           5.      USE OF PROCEEDS.  The proceeds of any borrowing under this
                   _______________
Agreement shall be applied by Borrower to finance the purchase of stock for Borrower's Employee's Savings and Stock Ownership Plan. No portion of the proceeds of any borrowing under this Agreement shall be used by Borrower or any of its Subsidiaries in any manner that might cause the borrowing or the application of such proceeds to violate Regulation U or Regulation X of the Board of Governors of the Federal Reserve System or any other regulation of such Board or to violate the Exchange Act, in each case as in effect on the date of such borrowing and such use of proceeds. Following the application of the proceeds of any borrowing under this Agreement, not more than 25% of the value of the assets (either of Borrower only or of Borrower and its Subsidiaries on a consolidated basis) subject to the provisions of subsection 9(a) or 9(d) or subject to any restriction contained in any agreement or instrument, between Borrower and Lender or any Affiliate of Lender, relating to Indebtedness will be Margin
Stock.

           6.      CONDITIONS PRECEDENT.  The obligations of Lender to make
                   ____________________
Loans hereunder are subject to the satisfaction of the following conditions:

           (a)     Delivery of Documents.  On or before the Closing Date
                   _____________________
(except as otherwise provided), Borrower shall deliver to Lender the following, each dated the Closing Date and in form and substance satisfactory to Lender:

                   (i) Resolutions of the board of directors of Borrower approving and authorizing the execution, delivery and performance of this Agreement and the Note, certified as of the Closing Date by the corporate secretary or an assistant secretary of Borrower as being in full force and effect without modification or amendment; provided, that Borrower shall deliver the foregoing certified
     ________
     resolution no later than October 30, 1996 in the event it is unable, after reasonable effort, to obtain such a resolution by the Closing Date;

                   (ii) Signature and incumbency certificates of the officers of Borrower executing this Agreement and the Note;

                   (iii)  Executed originals of this Agreement and the Note;

                   (iv) A favorable legal opinion of Borrower's counsel as to the matters set forth in subsections 7(a), (b), (c), (d), (e) and
     (h); provided, that Borrower shall deliver the foregoing opinion no
          ________
     later than October 30, 1996 in the event it is unable, after reasonable effort, to obtain such an opinion by the Closing Date;
     and

                   (v)  Such other documents as Lender may reasonably request.

           (b)     Arrangement Fee.  Borrower shall have paid to First Chicago
                   _______________
Capital Markets, Inc. a fee of $10,000 for its services in arranging the Loans.

           (c)     Representations and Warranties True.  The representations
                   ___________________________________
and warranties set forth in Section 7 shall be true, correct and complete in all material respects on and as of the Closing Date to the same extent as though made on and as of such date.

           (d)     No Default.  No event shall have occurred and be continuing
                   __________
or would result from the consummation of the borrowing on the Closing
Date that would constitute an Event of Default or Potential Event of Default.

           (e)     Officer's Certificate.  Borrower shall have delivered an
                   _____________________
officer's certificate confirming the matters set forth in subsections
6(c) and (d).

           7.      REPRESENTATIONS AND WARRANTIES.  In order to induce Lender
                   ______________________________
to enter into this Agreement and to maintain and make the Loans, Borrower makes the following representations, warranties and agreements, which shall survive the execution and delivery of this Agreement and the Note and the making of Loans:

           (a)     Organization and Powers.  Borrower is a corporation duly
                   _______________________
organized, validly existing and in good standing under the laws of its jurisdiction of incorporation. Borrower has all requisite corporate power and authority to own and operate its properties, to carry on its business as now conducted, to enter into this Agreement and the Note and to carry out the transactions contemplated thereby.

           (b)     Due Authorization.  The execution, delivery and performance
                   _________________
of this Agreement and the Note have been duly authorized by all necessary corporate action on the part of Borrower.

           (c)     Binding Obligation.  Each of this Agreement and the Note has
                   __________________
been duly executed and delivered by Borrower and is the legally valid and binding obligation of Borrower, enforceable against it in accordance with its respective terms, except as may be limited by bankruptcy, insolvency, reorganization, moratorium or similar laws relating to or limiting creditors' rights generally or by equitable principles relating to enforceability.

           (d)     No Violation.  To Borrower's knowledge, the execution,
                   ____________
delivery or performance by Borrower of this Agreement and the Note will not (i) contravene any provision of any law, statute, rule or regulation or any order, writ, injunction or decree of any court or governmental instrumentality, (ii) conflict or be inconsistent with or result in any breach of any of the terms, covenants, conditions or provisions of, or constitute a default under, or result in the creation or imposition of (or the obligation to create or impose) any lien upon any of the property or assets of Borrower pursuant to the terms of any indenture, mortgage, deed of trust, credit agreement, loan agreement or any other material agreement, contract or instrument to which Borrower is a party or by which it or any of its property or assets is bound or to which it may be subject or (iii) violate any provision of the articles or certificate of incorporation or by-laws of Borrower or any of its Domestic Subsidiaries.

           (e)     Government Consents.  To Borrower's knowledge, the
                   ___________________
execution, delivery and performance by Borrower of this Agreement and the Note and the consummation of the transactions contemplated by this Agreement and the Note do not and will not require any registration with, consent or approval of, or notice to, or other action to, with or by, any federal, state or other governmental authority or regulatory body.

           (f)     Financial Statements.  The (i) audited consolidated balance
                   ____________________
sheet of Borrower and its Subsidiaries at December 31, 1995 and the related audited consolidated statement of operations and cash flows of Borrower and its Subsidiaries for the fiscal year ended on such date, and (ii) unaudited consolidated balance sheet of Borrower and its Subsidiaries at June 30, 1996 and the related audited consolidated statement of operations and cash flows of Borrower and its Subsidiaries for the fiscal quarter ended on such date, each heretofore furnished to Lender, subject to year-end audit adjustments, present fairly the consolidated financial condition of Borrower and its Subsidiaries at the date of such balance sheets and statements of income. All such consolidated financial statements have been prepared in accordance with GAAP consistently applied.

           (g)     No Material Adverse Change.  Since June 30, 1996, to
                   __________________________
Borrower's knowledge, no event or change has occurred that has caused or evidences, either in any case or in the aggregate, a Material
Adverse Effect.

           (h)     Absence of Litigation; Adverse Facts.  To Borrower's
                   ____________________________________
knowledge, there is no action, suit, arbitration, tax claim or other dispute pending or threatened against Borrower, which, if adversely determined, could reasonably be expected to result in a Material Adverse Effect. To Borrower's knowledge, neither Borrower nor any of its Subsidiaries (i) is in violation of any applicable laws that, individually or in the aggregate, could reasonably be expected to result in a Material Adverse Effect, or (ii) is subject to or in default with respect to any final material judgments, writs, injunctions, decrees, rules or regulations of any court or any federal, state, municipal or other governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, that, individually or in the aggregate, could reasonably be expected to result in a Material Adverse Effect.

           (i)     Payment of Taxes.  All material tax returns and reports of
                   ________________
Borrower and its Domestic Subsidiaries required to be filed have been timely filed, and all taxes shown on such tax returns to be due and payable and all assessments, fees and other governmental charges upon Borrower and its Domestic Subsidiaries which are due and payable have been paid when due and payable. Borrower knows of no proposed tax assessment against it or any of its Subsidiaries which is not being actively contested by Borrower or such Subsidiary.

           (j)     Subsidiaries.  Each of the Domestic Subsidiaries of Borrower
                   ____________
is a corporation duly organized, validly existing and in good standing under the laws of its respective jurisdiction of incorporation, has all requisite corporate power and authority to own and operate its properties and to carry on its business as now conducted, and is qualified to do business and in good standing in every jurisdiction where such qualification is required, in each case except where failure to be so qualified or in good standing or a lack of such corporate power and authority has not had and will not have a Material
Adverse Effect.

           (k)     Compliance with ERISA.  Each Plan is in substantial
                   _____________________
compliance with ERISA; no Plan is insolvent or in reorganization; no Plan has an Unfunded Current Liability, no Plan has an accumulated or waived funding deficiency or permitted decreases in its funding standard account within the meaning of Section 412 of the Code. Neither Borrower nor any ERISA Affiliate has incurred any material liability to or on account of a Plan pursuant to Sections 502(c), (i) or (l), 515, 4062, 4063, 4064, 4071, 4201 or 4204 of ERISA or Chapter
43 of the Code or expects to incur any liability under any of the foregoing sections. No proceedings have been instituted to terminate any Plan. No condition exists which presents a material risk to Borrower of incurring a liability to or on account of a Plan pursuant to the foregoing provisions of ERISA and the Code. No lien imposed under the Code or ERISA on the assets of Borrower exists or is likely to arise on account of any Plan. Borrower may terminate contributions to any other employee benefit plans maintained by them without incurring any material liability to any Person interested therein.
No Plan has received notice from the Internal Revenue Service of the failure of such Plan to qualify under Section 401(a) of the Code.

           (l)     Compliance with Laws.  To Borrower's knowledge, each of
                   ____________________
Borrower and its Domestic Subsidiaries is in compliance with all applicable material statutes, regulations and orders of, and all applicable material restrictions imposed by, all governmental bodies, domestic or foreign, in respect of the conduct of its business and the ownership of its property (including applicable statutes, regulations, orders and restrictions relating to environmental standards and controls), except such noncompliances as would not, in the aggregate, have a material adverse effect on the business, operations, property, assets, condition (financial or otherwise) or prospects of Borrower or any of its Subsidiaries.

           (m)     Title to Properties.  Borrower and its Domestic Subsidiaries
                   ___________________
have (i) good, sufficient and legal title to (in the case of fee interests in real property), (ii) valid leasehold interests in (in the case of leasehold interests in real or personal property), or (iii) good title to (in the case of all other personal property), all of their respective properties and assets. Except as permitted by this Agreement, all such properties and assets are free and clear of lien.

           (n)     True and Complete Disclosure.  To Borrower's knowledge, all
                   ____________________________
factual information heretofore furnished by or on behalf of Borrower in writing to Lender for purposes of or in connection with this Agreement or any transaction contemplated herein is, and all other such factual information hereafter furnished by or on behalf of the Borrower in writing to Lender (or any successor or assignee thereof) will be, true and accurate in all material respects.

           (o)     Other Obligations.  To Borrower's knowledge, Borrower is not
                   _________________
in default on any obligation for borrowed money, any purchase money obligation or, to the best of its knowledge, any other material lease, commitment, contract, instrument or obligation.

           (p)     No Event of Default.  To Borrower's knowledge, there is no
                   ___________________
event which is, or with notice or lapse of time would be, an Event of Default under this Agreement.

           8.      AFFIRMATIVE COVENANTS.  Borrower covenants and agrees that
                   _____________________
until the Loans and the Notes, together with interest, fees and all other Obligations incurred hereunder and thereunder, are paid in full:

           (a)     Information Covenants.  Borrower will furnish to Lender:
                   _____________________

                   (i)  Quarterly Financials.  Within 60 days after the end of
                     ____________________
     each fiscal quarter of Borrower, copies of the consolidated balance sheet of Borrower and its Subsidiaries as of the end of such fiscal quarter and consolidated statements of income and retained earnings and statements of cash flows of Borrower and its Subsidiaries for such fiscal quarter and for the portion of the fiscal year of Borrower and its Subsidiaries ending with such fiscal quarter, all in reasonable detail, prepared in accordance with GAAP, containing the certification of and signed on behalf of Borrower by the chief operating officer, president or chief financial officer of Borrower. All such balance sheets shall set forth in comparative form figures from the preceding year end. All such income statements shall reflect current period and year-to-date figures, and all such statements of cash flow shall reflect year-to-date figures.

                   (ii)  Annual Financial Statements.  Within 120 days after
                         ___________________________
     the end of each fiscal year of Borrower, copies of the consolidated balance sheets of Borrower and its Subsidiaries as of the end of such fiscal year and consolidated statements of income and retained earnings and statements of cash flow of Borrower and its Subsidiaries for such fiscal year, in each case setting forth in comparative form the figures for the preceding fiscal year of Borrower and its Subsidiaries, all in reasonable detail and prepared in accordance with GAAP, accompanied by an unqualified opinion rendered by Borrower's regularly retained nationally recognized independent certified public accountants satisfactory to Lender and containing the certification of and signed by on behalf of Borrower by the chief operating officer, president or chief financial officer.

                   (iii)  Officer's Certificates.  At the time of the delivery
                          ______________________
     of the financial statements provided for in subsections 8(a) and 8(b), a certificate of the chief executive officer or the chief financial officer of Borrower to the effect that, to the best of his/her knowledge, no Potential Event of Default or Event of Default has occurred and is continuing or, if any Potential Event of Default or Event of Default has occurred and is continuing, specifying the nature and extent thereof, which certificate shall also set forth the calculations required to establish whether the Borrower was in compliance with the provisions of Section 9(h) at the end of such fiscal quarter or year, as the case may be.

                   (iv)  Notice of Default or Litigation.  As soon as possible,
                         _______________________________
     but in no event later than seven Business Days, in the case of clause (A) below, 20 calendar days, in the case of clause (B) below, and 10 calendar days, in the case of clause (C) below, after any officer of Borrower obtains actual knowledge thereof, notice of
     (A) the occurrence of any event which constitutes a Potential Event of Default or an Event of Default, (B) any litigation or governmental or arbitration proceeding pending (x) against Borrower or any of its Subsidiaries which could reasonably be expected to result in a Material Adverse Effect or (y) with respect to this Agreement or the Note, and (C) any other event which could reasonably be expected to result in a Material Adverse Effect.

                   (v)  Other Information.  From time to time, such other
                        _________________
     information or documents (financial or otherwise) as Lender may reasonably request.

           (b)     Compliance with Laws.  Borrower will comply with all
                   ____________________
applicable statutes, regulations and orders of, and all applicable restrictions imposed by, all governmental bodies in respect of the conduct of its business and the ownership of its property (including applicable statutes, regulations, orders and restrictions relating to
(i) environmental standards and controls and (ii) compliance with ERISA in respect of any Plan), except such noncompliances as could not, in the aggregate, reasonably be expected to result in a Material Adverse Effect.

           (c)     Maintenance of Property, Insurance.  The Borrower will (i)
                   __________________________________
keep all property necessary in its business in good working order and condition, subject to ordinary course replacements and obsolescence, and (ii) maintain with financially sound and reputable insurance companies insurance on all its property and its directors and officers in such amounts and against such risks as are reasonable and prudent for the type of businesses engaged in by Borrower and its Subsidiaries, consistent with standard industry practices for companies in the same or similar businesses.

           (d)     Books, Records and Inspections.  Borrower will, and will
                   ______________________________
cause its Domestic Subsidiaries to, keep proper books of record and account in which full, true and correct entries in conformity with GAAP and all material requirements of law shall be made of all dealings and transactions in relation to its business and activities. Borrower will permit officers and designated representatives of Lender to visit and inspect, under guidance of officers of Borrower, any of the properties of Borrower, and to examine the books of records and accounts of Borrower and discuss the affairs, finances and accounts of Borrower with, and be advised as to the same by, its and their officers and independent accountants, all at such reasonable times
(during normal business hours) and intervals and to such reasonable extent as Lender may request.

           (e)     Payment of Taxes.  Borrower will, and will cause each of its
                   ________________
Domestic Subsidiaries to, pay all taxes, assessments and other governmental charges imposed upon it or any of its properties or assets or in respect of any of its income, businesses or franchises before any penalty accrues thereon, and all claims (including claims for labor, services, materials and supplies) for sums that have become due and payable and that by law have or may become a lien upon any of its properties or assets, prior to the time when any penalty or fine shall be incurred with respect thereto; provided that no
                                        ________
such charge or claim need be paid if it is being contested in good faith by appropriate proceedings timely instituted and diligently conducted, so long as such reserve or other appropriate provision, if any, as shall be required in conformity with GAAP shall have been made therefor.

           (f)     Corporate Existence.  Borrower will, and will cause each of
                   ___________________
its Domestic Subsidiaries to, at all times preserve and keep in full force and effect its corporate existence and all rights and franchises material to its business.

           9.      NEGATIVE COVENANTS.  Borrower covenants and agrees that
                   __________________
until the Loans and Note, together with interest, fees and all other Obligations incurred hereunder, are paid in full:

           (a)     Liens.  Borrower will not, and will not allow any Domestic
                   _____
Subsidiary to, create, incur, assume or permit to exist any lien upon or with respect to any property or assets (real or personal, tangible or intangible) of Borrower or such Subsidiary, whether now owned or hereafter acquired, except:

                   (i)  liens for taxes not yet due;

                   (ii) liens in respect of property or assets of Borrower or any of its Domestic Subsidiaries imposed by law, which were incurred in the ordinary course of business;

                   (iii) easements, rights-of-way, restrictions, minor defects or irregularities of title;

                   (iv) additional purchase money security interests in personal or real property acquired after the date of this Agreement if the total principal amount of debts secured by such liens does not exceed $1,000,000 at any one time;

                   (v)  liens in favor of Lender; and

                   (vi)  existing liens described on Schedule 9(a) attached
                                                  _____________
hereto.

           (b)     Dividends.  Borrower will not declare or pay dividends on
                   _________
any of its capital stock except dividends payable in capital stock of Borrower.

           (c)     Advances, Investments and Loans.  Except in the ordinary
                   _______________________________
course of business and as otherwise provided herein, including the transactions permitted by subsection 9(d) below, Borrower will not, and will not allow any Domestic Subsidiary to, lend money or credit or make advances to any Person (other than a Subsidiary of Borrower or an Affiliate of Borrower or such Subsidiary), or purchase or acquire any stock, obligations or securities of, or any other interest in, or make any capital contribution to, any other Person; provided,
                                                           ________
that Borrower may make loans or advances to its Employee's
Savings and Stock Ownership Plan to permit it to purchase stock.

           (d)     Fundamental Changes, Consolidation, Merger, Sale of Assets,
                   ___________________________________________________________
etc.  Borrower will not, and will not allow any Subsidiary to, without
____
Lender's written consent, do any of the following:

                   (i) engage in any business activity substantially different from Borrower's or such Subsidiary's present line of business;

                   (ii) except as set forth in clause (iii) below, liquidate or dissolve;

                   (iii) enter into any consolidation, merger, pool, joint venture, syndicate, or other combination where Borrower's or such
Subsidiary's contribution is in excess of $5,000,000 in any fiscal year; provided, that after entering into any such permitted
      ________
consolidation or merger, Borrower shall be the surviving entity;

                   (iv) lease, or dispose of all or a substantial part of Borrower's or such Subsidiary's business or assets;

                   (v) acquire or purchase any other business or its assets; provided, that Borrower or any such Subsidiary may acquire or purchase
________
another business or its assets if (A) the consideration paid for such acquisition or purchase (including assumption of debt), when added to the consideration paid for any other such acquisitions or purchases in Borrower's fiscal year does not exceed a total of $12,000,000, with no single acquisition in excess of $8,000,000; and (B) the acquisition has been approved in writing by the board of directors or other
Persons having the right to control and direct the policies of the business or assets to be acquired; provided, that acquisitions
                                   ________
involving total consideration of less than $500,000 shall not require such written approval;

                   (vi) sell or otherwise dispose of any assets for less than fair market value, or enter into any Sale and Leaseback Transaction covering any of its fixed or capital assets in an aggregate amount exceeding $500,000; and

                   (vii) voluntarily suspend its business for more than 5 days in any 30 day period.

           (e)     Transactions with Affiliates.  Borrower will not, and will
                   ____________________________
not allow any Subsidiary to, enter into any transaction or series of related transactions, whether or not in the ordinary course of business, with any Affiliate of Borrower, other than on terms and conditions substantially as favorable to Borrower as would be obtainable by Borrower at the time in a comparable arm's-length transaction with a Person other than an Affiliate.

           (f)     Indebtedness.  Borrower will not, and will not allow any
                   ____________
Subsidiary to, contract, create, incur, assume or suffer to exist any Indebtedness or obligation with respect to any lease, without Lender's written consent, such consent not to be unreasonably withheld;
provided, that Borrower such Subsidiary may:
________

                   (i) incur Indebtedness owed to Lender under this Agreement and the Note;

                   (ii) acquire goods, supplies or merchandise on trade credit in the ordinary course of business;

                   (iii) endorse negotiable instruments received in the ordinary course of business;

                   (iv)  obtain surety bonds in the ordinary course of business;

                   (v) maintain debts and lines of credit in existence on the date of this Agreement and disclosed in writing to Lender in Borrower's financial statements dated June 30, 1996;

                   (vi) incur Indebtedness for the acquisition or purchase of a business or its assets subject to the limitations under subsection
9(d) above;

                   (vii) incur other Indebtedness in an aggregate outstanding amount at no time exceeding $8,000,000; and

                   (viii) remain liable with respect to Indebtedness described in Schedule 9(f) annexed hereto.
   _____________


           (g)     Financial Covenants.
                   ___________________

                   (i)  Tangible Net Worth.  Borrower shall not permit
                        __________________
Tangible Net Worth to be less than the sum of $50,000,000 plus 50% of
                                                          ____
net income after income taxes (without subtracting losses) earned in each fiscal quarter ending on or after March 31, 1996.

                   (ii)  Total Liabilities to Tangible Net Worth.  Borrower
                         _______________________________________
shall not permit the ratio of Total Liabilities to Tangible Net Worth to exceed 1.25:1.00.

                   (iii)  Quick Ratio.  Borrower shall maintain on a
                          ___________
consolidated basis a ratio of Quick Assets to current liabilities
(including the current portion of long-term debt) of not less than 1.10:1.00.

                   (iv)  Fixed Charge Coverage Ratio.  Borrower shall not
                         ___________________________
permit the Fixed Charge Coverage Ratio to be less than 1.25:1.00.

           10.     EVENTS OF DEFAULT.  Upon the occurrence of any of the
                   _________________
following specified events (each an "Event of Default");

           (a)     Payments.  Borrower shall (i) default in the payment when
                   ________
due of any principal of any Loan or the Note or (ii) default, and such default shall continue unremedied for one Business Day, in the payment when due of interest on any Loan, any fees or any other amounts owing hereunder or under the Note; or

           (b)     Representations, etc.  Any material representation, warranty
                   _____________________
or statement made by Borrower herein or in any certificate delivered pursuant hereto shall prove to be untrue in any material respect on the date as of which made or deemed made; or

           (c)     Covenants.  Borrower shall (i) default in the due
                   _________
performance or observance by it of any term, covenant or agreement contained in subsection 8(f) or Section 9 or (ii) default in the due performance or observance by it of any term, covenant or agreement (other than those referred to in subsections 10(a) or 10(b) or clause
(i) of this subsection 10(c)) contained in this Agreement and such default shall continue unremedied for a period of 15 Business Days after written notice to Borrower by Lender; or

           (d)     Cross-Default.  Any default occurs under any agreement in
                   _____________
connection with any credit Borrower or any Domestic Subsidiary has obtained from another Person or which Borrower or any Domestic
Subsidiary has guaranteed in the amount of $100,000 or more in the aggregate if the default consists of failing to make a payment when due or gives the other party the right to accelerate the obligation
(whether or not resulting in acceleration); or

           (e)     Other Bank Agreements.  Borrower or any Domestic Subsidiary
                   _____________________
fails to meet the conditions of, or fails to perform any material obligation under any other agreement that Borrower or any material
Subsidiary has with any other bank or any affiliate of any other bank.

           (f)     Bankruptcy, etc.  Borrower files a bankruptcy petition, a
                   ________________
bankruptcy petition is filed against Borrower or any material
Subsidiary, or Borrower or any material Subsidiary makes a general assignment for the benefit of creditors; notwithstanding the foregoing, any bankruptcy petition filed against Borrower or any material Subsidiary will not be an Event of Default hereunder if the bankruptcy petition is dismissed within a period of 60 days after the filing; or

           (g)     Receivers.  A receiver or similar official is appointed for
                   _________
Borrower's (or any material Subsidiary's) business, or the business is terminated; or

           (h)     Judgments.  One or more judgments, decrees or arbitration
                   _________
awards shall be entered against Borrower or any of its Subsidiaries involving in the aggregate a liability (not paid or fully covered by insurance) of $1,000,000 or more, and all such judgments, decrees or awards shall not have been vacated, discharged or stayed or appealed pending appeal within the permitted time period after the entry thereof; or

           (i)     Changes of Control.  Any Person or any two or more Persons
                   __________________
acting in concert shall have acquired beneficial ownership (within the meaning of Rule 13d-3 of the Securities and Exchange Commission, directly or indirectly, of securities of Borrower (or other securities convertible into such securities) representing 30% or more of the combined voting power of all securities of Borrower entitled to vote in the election of directors, other than securities having such power only by reason of the happening of a contingency; or

           (j)     Material Adverse Effect.  Any Material Adverse Effect
                   _______________________
occurs;

then, and in any such event, and at any time thereafter, if any Event of Default shall then be continuing, Lender may by written notice to Borrower, provided, that, if an Event of Default specified in Section
          ________
10(d) shall occur with respect to Borrower, the result which would occur upon the giving of written notice by Lender to Borrower as hereafter shall occur automatically without the giving of any such notice) declare the principal of and any accrued interest in respect of all Loans and the Note and all Obligations owing hereunder and thereunder to be, whereupon the same shall become, forthwith due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby waived by Borrower, and the obligation of Lender to make any Loan shall thereupon terminate.

           11.     MISCELLANEOUS.
                   _____________

           (a)     Expenses.  Borrower shall pay all reasonable out-of-pocket
                   ________
costs and expenses of Lender (including, without limitation, the reasonable fees and disbursements of counsel for Lender in a total amount not exceeding $5,000.00 in the case of clause (i) below) in connection with (i) the preparation, execution and delivery of this Agreement and the Note, the documents and instruments referred to herein and therein and any amendment, waiver or consent relating hereto or thereto and (ii) the enforcement of this Agreement and the Note and the documents and instruments referred to herein and therein.
All costs, fees and expenses incurred by First Chicago Capital
Markets, Inc. in connection with this Agreement shall also be paid by Borrower.

           (b)     Participation and Assignments.  Lender may, in its sole
                   _____________________________
discretion, sell participations in any amount in the Loans.  Lender shall also have the right to sell assignments of any amounts of the
Loans with the giving of notice to and the prior written consent of Borrower (which consent shall not be unreasonably withheld); provided,
                                                             ________
that if an Event of Default has occurred and is continuing, the consent of Borrower shall not be required. Borrower shall release
Lender for any the amounts so assigned. Lender may release any information regarding Borrower and its Subsidiaries to prospective participants and assigns.

           (c)     Indemnification.  Borrower hereby indemnifies and holds
                   _______________
Lender and the officers, directors, employees, agents and Affiliates of Lender (the "INDEMNITEES") harmless from and against any and all claims, damages, losses, liabilities, costs or expenses (including reasonable attorneys' fees and expenses) which the Indemnitees may incur or which may be claimed against the Indemnitees by any Person by reason of or in connection with the execution, delivery or performance by Borrower of this Agreement, the Note, or any transaction contemplated therein, and in any case, Borrower shall not be liable under this Section 11(c) to indemnify the Indemnitees for any claims, damages, losses, liabilities, costs or expenses resulting solely from Lender's gross negligence or willful misconduct.

           (d)     Increased Costs.  If Lender shall determine that the
                   _______________
adoption of any applicable law, rule or regulation concerning capital adequacy or any applicable change therein, or any change in interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by Lender with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, in each case occurring after the date hereof, has or will have the effect of reducing the rate of return on Lender's capital as a consequence of its obligation to make any Loans hereunder to a level below that which Lender could have achieved but for such adoption, change or compliance (taking into consideration Lender's policies with respect to capital adequacy) by any amount deemed by Lender to be material, then from time to time, within 15 days after demand by Lender, Borrower shall pay to Lender such additional amounts as shall compensate Lender for such reduction. Lender shall promptly notify Borrower of any of the matters set forth in the preceding sentence. A certificate as to additional amounts owed Lender, showing in reasonable detail the basis for the calculation thereof, submitted in good faith to Borrower by Lender shall, absent manifest error, be final and conclusive and binding upon all of the parties hereto.

           (e)     Notices.  Except as otherwise expressly provided herein, all
                   _______
notices and other communications provided for hereunder shall be in writing (including telegraphic, telex, telecopier or cable communication) and mailed, telegraphed, telexed, telecopied, cabled or delivered at the addresses shown on the signature pages hereof.

           (f)     No Waiver.  No failure or delay on the part of Lender or the
                   _________
holder of any Note in exercising any right, power or privilege hereunder and no course of dealing between Borrower and Lender or the holder of any Note shall operate as a waiver thereof; nor shall any single or partial exercise of any right, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, power or privilege hereunder or thereunder.

           (g)     Governing Law; Waiver of Jury Trial.  THIS AGREEMENT AND THE
                   ___________________________________
NOTE AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HEREUNDER AND
THEREUNDER SHALL BE CONSTRUED IN ACCORDANCE WITH AND BE GOVERNED BY
THE LAW OF THE STATE OF CALIFORNIA.  ALL PARTIES HERETO HEREBY
IRREVOCABLY WAIVE ALL RIGHT TO A TRIAL BY JURY IN ANY ACTION,
PROCEEDING OR COUNTERCLAIM ARISING OUT OF OR RELATING TO THIS
AGREEMENT.

           (h)     Amendment or Waiver.  No approval, consent, amendment or
                   ___________________
waiver of this Agreement or the Note shall be effective unless it is in writing signed by Borrower and the Lender.

           (i)     Counterparts.  This Agreement may be executed in any number
                   ____________
of counterparts and by the different parties hereto on separate counterparts by facsimile or otherwise, each of which when so executed and delivered shall be an original, but all of which shall together constitute one and the same instrument.

           (j)     Headings Descriptive.  The headings of the several sections
                   ____________________
and subsections of this Agreement are inserted for convenience only and shall not in any way affect the meaning or construction of any provision of this Agreement.

           (k)     Severability.  In case any provision in or obligation under
                   ____________
this Agreement or the Note shall be invalid, illegal or unenforceable in any jurisdiction, the validity, legality and enforceability of the remaining provisions or obligations, or of such provision or obliga-tion in any other jurisdiction, shall not in any way be affected or impaired thereby.

           (l)     Arbitration.  At the request of either Lender or Borrower,
                   ___________
any controversies or claims between Lender and Borrower will be settled by arbitration in accordance with the rules of the American Arbitration Association. The venue of such arbitration shall be Los
Angeles, California. The arbitrators shall have the authority to award costs (including reasonable attorney's fees) to the respective parties in connection with the arbitration proceedings based on the success of each party's position with respect to the issues decided in such arbitration proceedings.

                [remainder of page intentionally blank]

           Kindly indicate your acceptance of this Agreement by executing and delivering a counterpart of this Agreement on or before September
30, 1996.


                           THE FIRST NATIONAL BANK OF CHICAGO


                           By: /S/ L. GENE BEUBE
                               ______________________________

                           Its: SENIOR VICE PRESIDENT
                               ______________________________

                               Notice Address:

                               First Chicago NBD
                               1 First National Plaza, Suite 0364/1/14
                               Chicago, Illinois  60670
                               Attention:  Sharon Bosch, CFA
                               Tel:  (312) 732-7112
                               Fax:  (312) 732-4840



THE FOREGOING AGREEMENT IS
ACCEPTED ON SEPTEMBER 30, 1996:

SYNCOR INTERNATIONAL CORPORATION

By: /S/ MICHAEL E. MIKITY
    ____________________________

Its: SENIOR VICE PRESIDENT AND CFO
    ______________________________

Notice Address:

20001 Prairie Street
Chatsworth, California 91311
Attention:  Michael E. Mikity
            Vice President and CFO
Attention:  Company General Counsel

                                 EXHIBIT I

                               [FORM OF NOTE]

                      SYNCOR INTERNATIONAL CORPORATION

                     PROMISSORY NOTE DUE JUNE 30, 2000

$____________                                     ____________, 1996

           FOR VALUE RECEIVED, SYNCOR INTERNATIONAL CORPORATION, a Delaware corporation ("COMPANY"), promises to pay to THE FIRST NATIONAL BANK
OF CHICAGO ("PAYEE") or its registered assigns the principal amount of _____________________ DOLLARS ($_____________) in the installments referred to below.

           Company also promises to pay interest on the unpaid principal amount hereof, from the date hereof until paid in full, at the rates and at the times which shall be determined in accordance with the provisions of that certain Agreement dated as of September 30, 1996 by and among Company and Payee, as Lender (said Agreement, as it may be amended, supplemented or otherwise modified from time to time, being the "AGREEMENT", the terms defined therein and not otherwise defined herein being used herein as therein defined).

           Company shall make principal payments on this Note in consecutive quarterly installments, commencing on September 30, 1998 and ending on June 30, 2000.  Each such installment shall be due on the date specified in the Agreement and in an amount determined in accordance with the provisions thereof; provided that the last such installment
                             ________
shall be in an amount sufficient to repay the entire unpaid principal balance of this Note, together with all accrued and unpaid interest thereon.

           This Note is issued pursuant to and entitled to the benefits of the Agreement, to which reference is hereby made for a more complete statement of the terms and conditions under which the Loan evidenced hereby was made and is to be repaid.

           All payments of principal and interest in respect of this Note shall be made in lawful money of the United States of America in same day funds at the Payment Office or at such other place as shall be designated in writing for such purpose in accordance with the terms of the Agreement.

           Whenever any payment on this Note shall be stated to be due on a day which is not a Business Day, such payment shall be made on the next succeeding Business Day and such extension of time shall be included in the computation of the payment of interest on this Note.

           This Note is subject to prepayment at the option of Company as provided in subsection 4(b) of the Agreement.

           THIS NOTE AND THE RIGHTS AND OBLIGATIONS OF COMPANY AND PAYEE HEREUNDER SHALL BE GOVERNED BY, AND SHALL BE CONSTRUED AND ENFORCED
IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF CALIFORNIA
(INCLUDING SECTION 1646.5 OF THE CIVIL CODE OF THE STATE OF
CALIFORNIA), WITHOUT REGARD TO CONFLICTS OF LAWS PRINCIPLES.

           Upon the occurrence of an Event of Default, the unpaid balance of the principal amount of this Note, together with all accrued and unpaid interest thereon, may become, or may be declared to be, due and payable in the manner, upon the conditions and with the effect provided in the Agreement.

           The terms of this Note are subject to amendment only in the manner provided in the Agreement.

           This Note is subject to restrictions on transfer or assignment as provided in subsection 11(b) of the Agreement.

           No reference herein to the Agreement and no provision of this Note or the Agreement shall alter or impair the obligations of Company, which are absolute and unconditional, to pay the principal of and interest on this Note at the place, at the respective times, and in the currency herein prescribed.

           Company promises to pay all costs and expenses, including reasonable attorneys' fees, all as provided in subsection 11(a) of the Agreement, incurred in the collection and enforcement of this Note. Company and any endorsers of this Note hereby consent to renewals and extensions of time at or after the maturity hereof, without notice, and hereby waive diligence, presentment, protest, demand and notice of every kind and, to the full extent permitted by law, the right to plead any statute of limitations as a defense to any demand hereunder.

           IN WITNESS WHEREOF, Company has caused this Note to be duly executed and delivered by its officer thereunto duly authorized as of the date and at the place first written above.

                                SYNCOR INTERNATIONAL CORPORATION


                                By: __________________________

                                Title: ________________________

                              SCHEDULE 9(a)

                              EXISTING LIENS
                              ______________


1. Security Agreement, dated July 15, 1996, between Syncor Management Corporation, as debtor ("Management"), and John Hancock Mutual Life Insurance Company, as lender and as assignee of Corporate Credit, Inc. ("John Hancock"), pursuant to which Management granted a security interest to John Hancock of all of its right, title and interest as a limited partner in the American Tax Credit Corporate Fund III, L.P.

2. Pledge and Security Agreement, dated June 28, 1993, between Management and Boston Capital Corporate Tax Credit Fund II, as lender (the "Fund"), pursuant to which Management granted a security interest to the Fund of all of its right, title and interest as a limited partner in the Fund.

                              SCHEDULE 9(f)

                          EXISTING INDEBTEDNESS
                          _____________________



1. The Guarantee of Parent Corporation, dated July 1996, made by Syncor International Corporation (the "Company") in favor of John Hancock, pursuant to which the Company guarantees the payment and performance of Management's obligations under the $2,637,833 Promissory Note in favor John Hancock in connection with its investment in the American Tax Credit Corporate Fund III, L.P.

                              EXHIBIT 10.2



                      GUARANTEE OF PARENT CORPORATION
                      _______________________________

     For valuable consideration, receipt of which is hereby acknowledged, the undersigned (the "Guarantor") hereby unconditionally guarantees to Corporate Credit, Inc., a New York Corporation (together with its successors and assigns, the "Lender"), the payment and performance of all the obligations of Syncor Management Corporation (name of subsidiary corporation) (the "Borrower") under
the Promissory Note in the amount of $2,637,833.00, dated July     , 1996,
executed by the Borrower and payable to the Lender (the "Note").

     This is an absolute, unconditional, present and continuing guarantee of payment and not of collection, and the Guarantor hereby waives acceptance of this guarantee and, to the extent permissible under applicable law, all notices which may be required to be given to the Guarantor and all defenses which may be available to the Guarantor under the Note or hereunder, as guarantor or surety as the case may be, under any statute or rule of law. The obligation of the Guarantor hereunder is the liability of a surely and is in no way conditioned or contingent upon any attempt to collect from Borrower hereunder, or upon any other condition or contingency and shall arise immediately upon nonpayment of the Note without taking any prior action or proceeding of any kind to enforce any such Note or for the liquidation or foreclosure of any security given for such Note.

     This Guarantee shall continue in full force and effect until all obligations due under the Note and hereunder shall have been paid in full. It shall be enforceable despite (i) any discharge of the Borrower in bankruptcy, or (ii) any adjustment of the debts, liabilities or obligations of the Borrower in insolvency proceedings or pursuant to some other compromise with creditors. If any payment made by the Borrower to the Lender is avoided or reduced on account of any law relating to the insolvency, liquidation or reorganization of debtors, or for any other reason, the Lender or any successor or assignee thereof shall be entitled to recover in full from the Guarantor the amount of any such repayment so avoided or reduced.

     The Guarantee contains our sole and entire understanding and agreement with respect to its entire subject matter, and all prior negotiations, discussions, commitments, representations, agreements and understandings heretofore are merged herein. This Guarantee cannot be changed or terminated orally.

     The obligations of the Guarantor hereunder shall not be affected, impaired, released or lessened by any defense, set-off or counterclaim which Borrower or Guarantor may have against Lender or any other entity, or by the invalidity, irregularity or unenforceability of all or any part of the Borrower obligations or of any of the documents executed by the Borrower or the Guarantor, or by the delay or failure of the Lender to exercise any of its rights and remedies against the Borrower or against any collateral or security for the Borrower Obligations. No amendment or modification of this Guarantee shall be effective unless the same shall be in writing, duly signed on behalf of the entity against whom such waiver, modification or amendment is asserted.

     No amendment of the Promissory Note permitted by the terms thereof or any renewal, extension or modification thereof shall affect, impair or release this Guarantee. This Guarantee shall be freely assignable by the Lender and shall bind the Guarantor and the personal representatives and successors of the Guarantor and shall inure to the benefit of the Lender and its successors and assigns and to the benefit of each beneficiary of this Agreement and the heirs, personal representatives, successors and assigns of each beneficiary. If the Guarantor consists of more than one party, the obligations of such parties hereunder shall be joint and several.

     This Guaranty shall be governed and construed in accordance with the laws of California without giving effect to any conflicts of laws principles or cases.

     WITNESS the execution of this Guarantee as a sealed instrument.


           Date: July 15, 1996
                 _____________


Syncor International Corporation                  /S/ Edwin Burgos
________________________________                  _____________________
Name of Parent Corporation                         Witness
(Print)



By: /S/ Michael E. Mikity
     _______________________
     Signature of Authorized
     Officer of Parent Corporation


                Vice President
Michael Mikity, and Chief Financial Officer
___________________________________________
Name and Title (Print)


                              EXHIBIT 10.3



                      SYNCOR INTERNATIONAL CORPORATION
















                       1996 MANAGEMENT INCENTIVE PLAN




                          SUMMARY PLAN DESCRIPTION








                                Revised 7/96

                        1996 MANAGEMENT INCENTIVE PLAN


PURPOSE
_______

The 1996 Management Incentive Plan is designed to support the achievement of the Company's profit objectives by incentivizing managers, directors and above who have direct influence in accomplishing Syncor's business objectives for 1996. Direct influence is defined as budgetary responsibility, major program responsibility and sales responsibility.


OVERVIEW
________

The framework for the 1996 Management Incentive Plan was developed by the Sales and Service Task Force (SSTF) in 1995 and is also based on management criteria. The objectives identified for the Plan are:

     - Profit driven
     - Shared or common goals
     - Simplicity
     - Realistic, equitable goals
     - Linear relationship with goal achievement
     - Measurable

In addition, the 1996 Plan was developed to ensure: consistency with overall Company performance (EARNINGS PER SHARE - EPS); the providing of equity in total incentive opportunity; and affordability. The 1996 Management Incentive Plan consists of three incentive components; based on your position, you may be eligible for one or more of the following components of the Management Incentive Plan:

1) Local Achievement Incentive
   ___________________________

2) Earnings Per Share (EPS) Incentive*
   ___________________________________
     - EPS Level 1
     - EPS Level 2

3) Long-Term Incentive*
   ____________________

*The EPS Incentive and Long-Term Incentive are subject to INDIVIDUAL PERFORMANCE ACHIEVEMENT. Please refer to the Individual Performance section on pages 6 through 8 for more details.

The following two pages summarize how payment under each of the Incentive Plan components (1 and 2) is determined and what positions are eligible to participate in these component(s).

1996 Management Incentive Plan
Page 2


Position     Local Achievement       Payment    Earnings Per Share       Payment
               Incentive              Based On   (EPS) Incentive*         Based On
==============================================================================
Pharmacy     Paid at 100% targeted   Local      Paid at achievement of:  Syncor's
Manager      profit contribution     Pharmacy   EPS Level 1=$.50/share   Combined
             achievement             or Team    EPS Level 2=$.55/share   CY96
                                     CY96                                Annual
                                     Annual                              Results
                                     Results
_________________________________________________________________________________
                                     Local                               Syncor's
Sr Pharmacy  Paid at 100% targeted   Pharmacy   Paid at achievement of:  Combined
Manager      profit contribution     or Team    EPS Level 1=$.50/share   CY96
             achievement             CY96       EPS Level 2=$.55/share   Annual
                                     Annual                              Results
                                     Results
_________________________________________________________________________________
                                                                         Syncor's
Sales                                           Paid at achievement of:  Combined
Manager        N/A                   N/A          EPS Level 1=$.50/share   CY96
                                                EPS Level 2=$.55/share   Annual
                                                                         Results
_________________________________________________________________________________
                                                                         Syncor's
General                                         Paid at achievement of:  Combined
Manager        N/A                   N/A          EPS Level 1=$.50/share   CY96
                                                EPS Level 2=$.55/share   Annual
                                                                         Results
_________________________________________________________________________________
                                                                         Syncor's
Nat'l Acct                                      Paid at achievement of:  Combined
Manager        N/A                   N/A          EPS Level 1=$.50/share   CY96
                                                EPS Level 2=$.55/share   Annual
                                                                         Results
_________________________________________________________________________________
                                                                         Syncor's
Corporate                                       Paid at achievement of:  Combined
Manager        N/A                   N/A          EPS Level 1=$.50/share   CY96
(Grade 314+)                                    EPS Level 2=$.55/share   Annual
                                                                         Results
_________________________________________________________________________________
                                                                         Syncor's
Program                                         Paid at achievement of:  Combined
Director       N/A                   N/A          EPS Level 1=$.50/share   CY96
                                                EPS Level 2=$.55/share   Annual
                                                                         Results
==============================================================================

*Payment of Incentive is subject to Consolidated EPS target, INDIVIDUAL PERFORMANCE ACHIEVEMENT and, for some positions, Company cash target. Please refer to the following applicable sections for more details.

1996 Management Incentive Plan
Page 3


Position     Local Achievement       Payment    Earnings Per Share       Payment
               Incentive               Based On   (EPS) Incentive*        Based On
==============================================================================
                                                                         Syncor's
Director                                        Paid at achievement of:  Combined
               N/A                   N/A          EPS Level 1=$.50/share   CY96
                                                EPS Level 2=$.55/share   Annual
                                                                         Results
_________________________________________________________________________________
                                                                         Syncor's
Executive                                       Paid at achievement of:  Combined
Director       N/A                   N/A          EPS Level 1=$.50/share   CY96
                                                EPS Level 2=$.55/share   Annual
                                                                         Results
_________________________________________________________________________________
                                                                         Syncor's
VP, Sales                                       Paid at achievement of:  Combined
and            N/A                   N/A          EPS Level 1=$.50/share   CY96
Operations                                      EPS Level 2=$.55/share   Annual
                                                                         Results
_________________________________________________________________________________
                                                                         Syncor's
VP,                                             Paid at achievement of:  Combined
Department     N/A                   N/A          EPS Level 1=$.50/share   CY96
Function                                        EPS Level 2=$.55/share   Annual
                                                                         Results
_________________________________________________________________________________
                                                                         Syncor's
                                                Paid at achievement of:  Combined
Officer        N/A                   N/A          EPS Level 1=$.50/share   CY96
                                                EPS Level 2=$.55/share   Annual
                                                                         Results
==============================================================================

*Payment of Incentive is subject to Consolidated EPS target, INDIVIDUAL PERFORMANCE ACHIEVEMENT and, for some positions, Company cash target. Please refer to the following applicable sections for more details.

1996 Management Incentive Plan
Page 4

PAY COMPONENTS
______________

I.  LOCAL ACHIEVEMENT INCENTIVE
    ___________________________

A LOCAL ACHIEVEMENT INCENTIVE is assigned for each Pharmacy Manager and Senior Pharmacy Manager. An Incentive is earned when targeted PROFIT CONTRIBUTION for the pharmacy(ies), metro area or Business Unit (as applicable) is attained. (Note: No incentive will be paid out for achievement below 100% of targeted PROFIT CONTRIBUTION).

           New for 1996 - Team Incentive:
                         ______________

           Pharmacy Managers and Senior Pharmacy Managers may have the opportunity to participate in the LOCAL ACHIEVEMENT INCENTIVE based on team performance. The team can either be a metro area or the entire Business Unit. All General Managers will be provided with information so an informed decision can be made to either participate on an individual basis or as part of a team. The decision to participate as a team must be made by a majority
                                                                   __
           vote of all Pharmacy Managers and Senior
           ____
           Pharmacy Managers within a metro area or Business Unit. If a team incentive is selected by majority vote within a metro area or Business Unit, all affected managers will be required to sign a document indicating their agreement to participate in the LOCAL ACHIEVEMENT INCENTIVE as a team. If team participation is elected, the LOCAL ACHIEVEMENT INCENTIVE will be calculated as stated above, using combined PROFIT CONTRIBUTION results for the participating pharmacies. (The applicable General Manager's budget will not be included in the calculation.) The decision to participate as a team is binding for the entire 1996 Plan Year.

The LOCAL ACHIEVEMENT INCENTIVE is paid out on an annual basis.  NOTE:
DAYS SALES OUTSTANDING (DSO) WILL IMPACT THE PROFIT CONTRIBUTION ACHIEVEMENT. COST OF MONEY REMAINS AS A LINE ITEM ABOVE THE GROSS PROFIT LINE ON THE P&L.


II.  EPS INCENTIVE
     _____________

Company Performance
___________________

Overall Company performance must be achieved prior to payment of EPS INCENTIVES. Company performance consists of two requirements:


           REQUIREMENT         EARNINGS PER SHARE (EPS)      TARGET
           _____________________________________________________________
           I                   Consolidated                   $.33/share

           II                  CORE - Level 1                 $.50/share
                               CORE - Level 2                 $.55/share

Please refer to Appendix I for the definitions of all italicized terms.

1996 Management Incentive Plan
Page 5

REQUIREMENT I - CONSOLIDATED EPS must be achieved first. The Consolidated EPS target is a combination of the following:

           CORE (including International)                    $ .50/share
           PET                                                ($.30/share)
           Other Earnings                                     $ .13/share
           __________________________                        ___________
           CONSOLIDATED                                       $ .33/SHARE

Note:                As of this date, the PET budget has not been finalized;
                     upon finalization a change may occur in the above calculation for the Consolidated EPS number.
                                         _______________________
                     Notification will occur if a change results upon finalization of the PET budget.

REQUIREMENT II - CORE EPS Level 1 must be achieved for the EPS Level 1 payment to occur and EPS Level 2 must be achieved for the EPS Level 2 payment to occur. Further explanation is provided below:

The EPS INCENTIVE includes two possible incentive payments:

    Level 1) If the Company meets its targeted EPS of $.50/share, and

    Level 2) if the Company exceeds its targeted EPS and attains $.55/share.

A percent of salary is designated for each eligible employee for both levels of EPS achievement: $.50/share and $.55/share. To calculate the EPS INCENTIVE at $.50/share, the designated percentage is multiplied by the eligible employee's salary. To calculate the EPS INCENTIVE at $.55/share, the designated percentage is multiplied by the eligible employee's salary; add the result to the incentive calculated at $.50/share to calculate the total EPS INCENTIVE. The salary used to determine the incentive payment will be the salary in effect at 01/01/96. However, if an employee receives a salary change during 1996, the payment will be determined based on an average salary for 1996.

(PLEASE REFER TO THE ELIGIBILITY CHART ON PAGE 10 FOR YOUR LOCAL
ACHIEVEMENT INCENTIVE, IF APPLICABLE, AND PERCENTAGE OF SALARY PAYABLE FOR EPS ACHIEVEMENT.)


III. LONG-TERM INCENTIVE
     ___________________

A LONG-TERM INCENTIVE has been designed to reward LONG-TERM results. Program Directors, Directors, General Mangers, Executive Directors, Vice Presidents and Officers will have an additional percentage of salary designated for each achievement level (i.e. $.50/share and $.55/share) set aside in a long-term plan. This LONG-TERM INCENTIVE is deferred for three years. Please refer to pages 12-15 for more details if you are eligible for this incentive.

Please refer to Appendix I for the definitions of all italicized terms.

1996 Management Incentive Plan
Page 6

CASH TARGET ASSESSMENT
______________________

Syncor's business objectives for 1996 include the investment of expansion in PET and International sites. The funding of these investments requires that we have a new focus and accountability on cash and expense management. Therefore, the cash target assessment feature has been added to this Incentive Plan. This feature is only
                                                                ____
applicable to the following incentive plan participants:

                                PROGRAM DIRECTOR
                                    DIRECTOR
                                GENERAL MANAGER
                               EXECUTIVE DIRECTOR
                                 VICE PRESIDENT
                                     OFFICER

The CASH TARGET ASSESSMENT only applies if we DO NOT meet our cash goal for 1996.  In the event that this occurs, there will be a 25%
PENALTY ASSESSED AGAINST THE TOTAL INCENTIVE AMOUNTS calculated for each of the above participants. (This assessment would apply to short and long-term incentive amounts.)  If the cash target is met, no penalty
                                                          __
will be applied.

INDIVIDUAL PERFORMANCE
______________________

There are two eligibility components used to determine Individual performance results achieved for payment of the EPS Incentive and the Long-Term Incentive:
                                    _____________         ___________________
1) FINANCIAL OBJECTIVES and 2) MANAGEMENT BY OBJECTIVES (MBO'S). Your individual performance on these two components will be used to derive an INDIVIDUAL PERFORMANCE ACHIEVEMENT factor which will be multiplied by your EPS Incentive amount (and Long-Term Incentive amount for eligible positions) to determine your final pay-out. As you can see below, financial objectives that are not met at 100% are severely discounted for the pay-out level. The weighing of each of the components of the INDIVIDUAL PERFORMANCE ACHIEVEMENT factor are as follows:

FIELD MANAGERS (EXCLUDING SALES MANAGERS):
_________________________________________

1) FINANCIAL OBJECTIVES (70% WEIGHING) - Field managers' financial objectives are measured by attainment of targeted profit contribution for core business only (bulk not included).

PROFIT CONTRIBUTION (PC)
           PC ACHIEVEMENT*           PAYOUT LEVEL
           ___________________________________________________
           90% - 94.9%                    1/3
           95% - 99.9%                    2/3
           100% or greater                3/3

         *Less than 90% will result in no credit for the Financial objective.

Please refer to Appendix I for the definitions of all italicized terms.

1996 Management Incentive Plan
Page 7

2) MBO'S (30% WEIGHING) - Field managers determine these objectives in conjunction with their direct supervisor based on their local market/location needs, threats, opportunities, etc. After the end of the Plan Year, the supervisor will assess each manager's performance on established MBO's. (Refer to the Guidelines for Developing MBO's and the MBO Worksheet for additional information.)

SALES MANAGERS:
______________

1) FINANCIAL OBJECTIVES (70% WEIGHING) - Sales Managers' financial objectives are measured by attainment of targeted gross profit for core business only (bulk not included).

GROSS PROFIT (GP)
           GP ACHIEVEMENT*                  PAYOUT LEVEL
           ____________________________________________________
           90% - 94.9%                           1/3
           95% -     99.9%                       2/3
           100% or greater                       3/3

           *Less than 90% will result in no credit for the Financial objective.

2) MBO'S (30% WEIGHING) - Sales Managers determine these objectives in conjunction with their direct supervisor based on their local market/location needs, threats, opportunities, etc. After the end of the Plan Year, the supervisor will assess each Sales Manager's performance on established MBO's. (Refer to the Guidelines for Developing MBO's and the MBO Worksheet for additional information.)


CORPORATE MANAGERS (COST CENTER RESPONSIBILITY ONLY):
____________________________________________________

1) FINANCIAL OBJECTIVES (40%) - Corporate managers' financial objectives are measured by budget attainment.

BUDGET ATTAINMENT
           BUDGET ATTAINMENT*              PAYOUT LEVEL
           ____________________________________________________
           105% - 110%                           1/3
           100.1% - 104.9%                       2/3
           100% or less                          3/3

      *Greater than 110% will result in no credit for the Financial objective.

2) MBO'S (60%) - Corporate managers determine these objectives in conjunction with their direct supervisor based on their department needs, threats, opportunities, etc. Each department should reflect their support of PET and International expansion for 1996. After the end of the Plan Year, the supervisor will assess each manager's performance on established MBO's. (Refer to the Guidelines for Developing MBO's and the MBO Worksheet for additional information.)

Please refer to Appendix I for the definitions of all italicized terms.

1996 Management Incentive Plan
Page 8

CORPORATE MANAGERS (COST CENTER WITH FILED RESPONSIBILITY):
__________________________________________________________

1) FINANCIAL OBJECTIVES (70%) - Corporate managers' (with field responsibility) financial objectives are measured by budget attainment for core business only (bulk not included).

BUDGET ATTAINMENT
           BUDGET ATTAINMENT*               PAYOUT LEVEL
           ____________________________________________________
           90% - 94.9%                           1/3
           95% - 99.9%                           2/3
           100% or greater                       3/3

        *Less than 90% will result in no credit for the Financial objective.

2) MBO'S (30%) - Corporate managers determine these objectives in conjunction with their direct supervisor based on their unit/area needs, threats, opportunities, etc. After the end of the Plan Year, the supervisor will assess each manager's performance on established MBO's. (Refer to the Guidelines for Developing MBO's and the MBO Worksheet for additional information.)

It is the responsibility of the manager and his/her supervisor to track the performance of the manager throughout the year. In order to simplify the tracking process, an MBO Worksheet has been provided (see page 11). Required signatures are the manager and immediate supervisor. COMPLETED MBO WORKSHEETS MUST BE TURNED IN TO HUMAN RESOURCES NO LATER THAN APRIL 30, 1996. AFTER THE END OF THE PLAN YEAR, MBO'S WILL BE EVALUATED BY EACH MANAGER'S IMMEDIATE SUPERVISOR; EVALUATED MBO WORKSHEETS MUST BE TURNED IN TO HUMAN RESOURCES NO LATER THAN FEBRUARY 28, 1997. If final budget numbers are not available in time to meet the deadline of 2/28/97, supervisors will be required to use their best estimate of budget results.
                      _____________

ELIGIBILITY AND OTHER RULES GOVERNING THE INCENTIVE PLAN
________________________________________________________

1. Eligible employees must be actively employed at Syncor on the last day of the year to receive an annual payout.

2. Eligible employees must have a current performance appraisal rating of Low Successful or above and not be in the progressive discipline process at time of payout. If an employee has a current performance rating of less than Low Successful or is in the progressive discipline process, he/she must develop a performance improvement plan agreed upon with employee's supervisor. When improvement plans have been carried out (no later than 60 days after the original incentive payment date), the employee's supervisor must reevaluate the employee's performance. If the employee is rated Low Successful or above at that time, he/she is eligible to participate in the Incentive Plan. An incentive payment may or may not be prorated for the year, based on performance issues, at the discretion of the supervisor with approval by Human Resources.

Please refer to Appendix I for the definitions of all italicized terms.

1996 Management Incentive Plan
Page 9

3. Eligible part-time employees will be paid a partial amount, based on the total number of hours worked during 1996. If the employee works at least 500 hours during the year, but less than an average of 35 hours a week, the employee will receive two-thirds payment, subject to the rules of the Plan. Employees who work on a casual basis, that is, less than 500 hours per year, are not eligible.

4. Employees must begin employment with Syncor International Corporation before October 1, 1996, to participate in this Incentive Plan. Eligible employees whose first date of employment falls between January 1, 1996, and October 1, 1996, will participate on a prorated basis. If an employee's hire date occurs by the 15th of the month, the month will be credited for proration. If the employee's hire date occurs after the 15th of the month, the month will not be credited for proration and proration will start with the month following the employee's hire date.

5. Eligible employees who change positions or locations during the year will participate in the Incentive Plan prorated to the positions or locations held. An employee may only be incentivized for one position at a time. In the event that an employee assumes a new position and for a time fulfills the duties of the previous position until it is filled, the incentive payment will be calculated based on the new position. (In the event the new position is not incentivized, the incentive will be calculated based on the previous position according to the rules of the plan. At no time will anyone be eligible to participate in the Management Incentive Plan based on more than one job classification at a time.) The prorating rule as described above in number four (4) will apply, depending on the change in status date.

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

8. Payment of an incentive will occur within two months after audited Calendar Year 1996 operating results are announced. It is expected that incentive payments will be distributed during March of 1997.


THE INCENTIVE PLAN, AS DESCRIBED, SHALL BE THE MECHANISM AND THE WAY TO IMPLEMENT THE INTENTION OF MANAGEMENT. THIS INCENTIVE PLAN SHALL NOT OBLIGATE THE COMPANY OR MANAGEMENT TO GRANT THE BENEFITS CONTEMPLATED HEREUNDER. CURRENTLY, IT IS MANAGEMENT'S INTENTION AND BEST JUDGMENT THAT THE PLAN SHOULD BE CARRIED OUT AS DESCRIBED. HOWEVER, UPON HAPPENING OF UNFORESEEN CIRCUMSTANCES, MANAGEMENT RESERVES THE RIGHT TO CHANGE THE PLAN AT ANY TIME, RETROACTIVE TO THE BEGINNING OF 1996. NO BENEFITS ARE VESTED OR COUPLED WITH INTEREST BEFORE PAYMENT IS COMMENCED.

Please refer to Appendix I for the definitions of all italicized terms.

1996 Management Incentive Plan
Page 10


                            ELIGIBILITY CHART


As outlined on page 4, payment of a LOCAL ACHIEVEMENT INCENTIVE is based on 100% achievement of targeted profit contribution. Payment of an EPS INCENTIVE is based on the Company meeting the Consolidated EPS target of $.33/share and the CORE EPS Level 1 = $.50/share or EPS Level 2 = $.55/share. (The EPS Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The Local Achievement Incentive and percentages of salary for EPS achievement are shown below for the listed eligible position:



Eligible Position           Incentive Plan(s) Eligible For
_____________________________________________________________________________
PHARMACY MANAGER*           1. Local Achievement Incentive
                               Incentive = $8,125
                            2. EPS Incentive
                               Level 1 - Percent of Salary @ $.50/Share = 7% Level 2 - Percent of Salary @ $.55/Share = 1.5%

*Note: This position may also participate in the 1996 Sales Incentive Plan - YTD Territory Incentive Target - if a sales territory is assigned.




                                                             Pharmacy Manager

1996 Management Incentive Plan
Page 10


                                ELIGIBILITY CHART


As outlined on page 4, payment of a LOCAL ACHIEVEMENT INCENTIVE is based on 100% achievement of targeted profit contribution. Payment of an EPS INCENTIVE is based on the Company meeting the Consolidated EPS target of $.33/share and the CORE EPS Level 1 = $.50/share or EPS Level 2 = $.55/share. (The EPS Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The Local Achievement Incentive and percentages of salary for EPS achievement are shown below for the listed eligible position:



Eligible Position              Incentive Plan(s) Eligible For
___________________________________________________________________________
SENIOR PHARMACY                1. Local Achievement Incentive
MANAGER*                          Incentive = $10,000
                               2. EPS Incentive
                                  Level 1 - Percent of Salary @ $.50/share = 8%
                                  Level 2 - Percent of Salary @ $.55/share = 2%

*Note: This position may also participate in the 1996 Sales Incentive Plan - YTD Territory Incentive Target - if a sales territory is assigned.




                                                       Senior Pharmacy Manager

1996 Management Incentive Plan
Page 10


                                ELIGIBILITY CHART


As outlined on pages 4 - 5, payment of an EPS INCENTIVE is based on the Company meeting the Consolidated EPS target of $.33/share and the CORE EPS Level 1 = $.50/share or EPS Level 2 = $.55/share. (The EPS Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's).
The percentages of salary for EPS achievement are shown below for the listed eligible position:


Eligible Position              Incentive Plan(s) Eligible For
_______________________________________________________________________________
SALES MANAGER*                 EPS Incentive
                              Level 1 - Percent of Salary @ $.50/share = 25% Level 2 - Percent of Salary @ $.55/share = 5%

*Note: This position also participates in the 1996 Sales Incentive Plan - YTD Unit Territory Incentive Target and for Sales Managers with a territory, YTD Territory Incentive Target.




                                                                Sales Manager

1996 Management Incentive Plan
Page 10


                              ELIGIBILITY CHART


As outlined on pages 4 - 5, payment of an EPS INCENTIVE is based on the Company meeting the Consolidated EPS target of $.33/share and the CORE EPS Level 1 = $.50/share or EPS Level 2 = $.55/share. (The EPS Incentive is also dependent upon Individual Performance Achievement of MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position:


Eligible Position              Incentive Plan(s) Eligible For
______________________________________________________________________________
NATIONAL ACCOUNT MANAGER*     EPS Incentive
                               Level 1 - Percent of Salary @ $.50/share = 18%
                               Level 2 - Percent of Salary @ $.55/share = 4%

*Note:  This position also participates in the 1996 Sales Incentive Plan.




                                                    National Account Manager

1996 Management Incentive Plan
Page 10


                                  ELIGIBILITY CHART


As outlined on pages 4 - 5, payment of an EPS INCENTIVE is based on the Company meeting the Consolidated EPS target of $.33/share and the CORE EPS Level 1 = $.50/share or EPS Level 2 = $.55/share. (The EPS Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's).
The percentages of salary for EPS achievement are shown below for the listed eligible position:


Eligible Position              Incentive Plan(s) Eligible For
_____________________________________________________________________________
CORPORATE MANAGER -           EPS Incentive
GRADE 314                      Level 1 - Percent of Salary @ $.50/share = 6%
                               Level 2 - Percent of Salary @ $.55/share = 2%





                                                      Corporate Manager (314)

1996 Management Incentive Plan
Page 10


                              ELIGIBILITY CHART


As outlined on pages 4 - 5, payment of an EPS INCENTIVE is based on the Company meeting the Consolidated EPS target of $.33/share and the CORE EPS Level 1 = $.50/share or EPS Level 2 = $.55/share. (The EPS Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position:


Eligible Position              Incentive Plan(s) Eligible For
______________________________________________________________________________
CORPORATE MANAGER -           EPS Incentive
GRADE 315                      Level 1 - Percent of Salary @ $.50/share = 7%
                               Level 2 - Percent of Salary @ $.55/share = 2.5%




                                                      Corporate Manager (315)

1996 Management Incentive Plan
Page 10


                               ELIGIBILITY CHART


As outlined on pages 4 - 5, payment of an EPS INCENTIVE is based on the Company meeting the Consolidated EPS target of $.33/share and the CORE EPS Level 1 = $.50/share or EPS Level 2 = $.55/share. (The EPS Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position:


Eligible Position              Incentive Plan(s) Eligible For
_____________________________________________________________________________
CORPORATE MANAGER -           EPS Incentive
GRADE 316                      Level 1 - Percent of Salary @ $.50/share = 8%
                               Level 2 - Percent of Salary @ $.55/share = 2.5%




                                                      Corporate Manager (316)

1996 Management Incentive Plan
Page 10


                               ELIGIBILITY CHART


As outlined on pages 4 - 5, payment of an EPS INCENTIVE is based on the Company meeting the Consolidated EPS target of $.33/share and the CORE EPS Level 1 = $.50/share or EPS Level 2 = $.55/share. (The EPS Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position:


Eligible Position              Incentive Plan(s) Eligible For
_____________________________________________________________________________
CORPORATE MANAGER -           EPS Incentive
GRADE 317                      Level 1 - Percent of Salary @ $.50/share = 10%
                               Level 2 - Percent of Salary @ $.55/share = 3%




                                                     Corporate Manager (317)

1996 Management Incentive Plan
Page 10


                                ELIGIBILITY CHART


As outlined on pages 4 - 5, payment of an EPS INCENTIVE is based on the Company meeting the Consolidated EPS target of $.33/share and the CORE EPS Level 1 = $.50/share or EPS Level 2 = $.55/share. (The EPS Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position:


Eligible Position              Incentive Plan(s) Eligible For
______________________________________________________________________________
CORPORATE MANAGER -           EPS Incentive
GRADE 318                      Level 1 - Percent of Salary @ $.50/share = 11%
                               Level 2 - Percent of Salary @ $.55/share = 3%




                                                     Corporate Manager (318)

1996 Management Incentive Plan
Page 10


                              ELIGIBILITY CHART


As outlined on pages 4 - 5, payment of an EPS INCENTIVE is based on the Company meeting the Consolidated EPS target of $.33/share and the CORE EPS Level 1 = $.50/share or EPS Level 2 = $.55/share. (The EPS Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position:


Eligible Position              Incentive Plan(s) Eligible For
_____________________________________________________________________________
CORPORATE MANAGER -           EPS Incentive
GRADE 319                      Level 1 - Percent of Salary @ $.50/share = 13%
                               Level 2 - Percent of Salary @ $.55/share = 3.5%




                                                      Corporate Manager (319)

1996 Management Incentive Plan
Page 10


                              ELIGIBILITY CHART


As outlined on pages 4 - 5, payment of an EPS INCENTIVE is based on the Company meeting the Consolidated EPS target of $.33/share and the CORE EPS Level 1 = $.50/share or EPS Level 2 = $.55/share. (The EPS Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position:


Eligible Position              Incentive Plan(s) Eligible For
_____________________________________________________________________________
CORPORATE MANAGER -           EPS Incentive
GRADE 320                      Level 1 - Percent of Salary @ $.50/share = 14%
                               Level 2 - Percent of Salary @ $.55/share = 3.5%




                                                     Corporate Manager (320)

1996 Management Incentive Plan
Page 10


                               ELIGIBILITY CHART


As outlined on pages 4 - 5, payment of an EPS INCENTIVE is based on the Company meeting the Consolidated EPS target of $.33/share and the CORE EPS Level 1 = $.50/share or EPS Level 2 = $.55/share. (The EPS Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position:


Eligible Position              Incentive Plan(s) Eligible For
_____________________________________________________________________________
CORPORATE MANAGER -           EPS Incentive
GRADE 321                      Level 1 - Percent of Salary @ $.50/share = 15%
                               Level 2 - Percent of Salary @ $.55/share = 4%




                                                     Corporate Manager (321)

1996 Management Incentive Plan
Page 10


                                ELIGIBILITY CHART


As outlined on pages 4 - 5, payment of an EPS INCENTIVE is based on the Company meeting the Consolidated EPS target of $.33/share and the CORE EPS Level 1 = $.50/share or EPS Level 2 = $.55/share. (The EPS Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position:


Eligible Position              Incentive Plan(s) Eligible For
______________________________________________________________________________
PROGRAM DIRECTOR*              EPS Incentive
                               Level 1 - Percent of Salary @ $.50/share = 17%
                               Level 2 - Percent of Salary @ $.55/share = 4%

*Note:  This position also participates in the 1996 Long-Term Incentive Plan



                              CASH TARGET ASSESSMENT

        25% cash penalty assessment applies to this position in the event that the Company's overall cash target is not met.
                                                 ___




                                                            Program Director

1996 Management Incentive Plan
Page 10



                              ELIGIBILITY CHART


As outlined on page 4 - 5, payment of an EPS INCENTIVE is based on the Company meeting the Consolidated EPS target of $.33/share and the CORE EPS Level 1 = $.50/share or EPS Level 2 = $.55/share. (The EPS Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position:


Eligible Position              Incentive Plan(s) Eligible For
______________________________________________________________________________
DIRECTOR*                      EPS Incentive
                               Level 1 - Percent of Salary @ $.50/share = 27%
                               Level 2 - Percent of Salary @ $.55/share = 7%

*Note:  This position also participates in the 1996 Long-Term Incentive Plan



                               CASH TARGET ASSESSMENT

        25% cash penalty assessment applies to this position in the event that the Company's overall cash target is not met.
                                                 ___





                                                                     Director

1996 Management Incentive Plan
Page 10


                                ELIGIBILITY CHART


As outlined on pages 4 - 5, payment of an EPS INCENTIVE is based on the Company meeting the Consolidated EPS target of $.33/share and the CORE EPS Level 1 = $.50/share or EPS Level 2 = $.55/share. (The EPS Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position:


Eligible Position              Incentive Plan(s) Eligible For
______________________________________________________________________________
GENERAL MANAGER*               EPS Incentive
                               Level 1 - Percent of Salary @ $.50/share = 34%
                               Level 2 - Percent of Salary @ $.55/share = 9%

*Note:  This position also participates in the 1996 Long-Term Incentive Plan



                           CASH TARGET ASSESSMENT

       25% cash penalty assessment applies to this position in the event that the Company's overall cash target is not met.
                                                ___




                                                               General Manager

1996 Management Incentive Plan
Page 10


                              ELIGIBILITY CHART


As outlined on pages 4 - 5, payment of an EPS INCENTIVE is based on the Company meeting the Consolidated EPS target of $.33/share and the CORE EPS Level 1 = $.50/share or EPS Level 2 = $.55/share. (The EPS Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position:


Eligible Position              Incentive Plan(s) Eligible For
_____________________________________________________________________________
EXECUTIVE DIRECTOR -          EPS Incentive
CORPORATE*                     Level 1 - Percent of Salary @ $.50/share = 29%
                               Level 2 - Percent of Salary @ $.55/share = 7%

*Note:  This position also participates in the 1996 Long-Term Incentive Plan



                             CASH TARGET ASSESSMENT

       25% cash penalty assessment applies to this position in the event that the Company's overall cash target is not met.
                                                ___




                                                Executive Director (Corporate)

1996 Management Incentive Plan
Page 10


                             ELIGIBILITY CHART


As outlined on pages 4 - 5, payment of an EPS INCENTIVE is based on the Company meeting the Consolidated EPS target of $.33/share and the CORE EPS Level 1 = $.50/share or EPS Level 2 = $.55/share. (The EPS Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position:


Eligible Position              Incentive Plan(s) Eligible For
_____________________________________________________________________________
EXECUTIVE DIRECTOR - FIELD*   EPS Incentive
                               Level 1 - Percent of Salary @ $.50/share = 32%
                               Level 2 - Percent of Salary @ $.55/share = 8%

*Note:  This position also participates in the 1996 Long-Term Incentive Plan



                            CASH TARGET ASSESSMENT

    25% cash penalty assessment applies to this position in the event that the Company's overall cash target is not met.
                                         ___




                                                  Executive Director (Field)

1996 Management Incentive Plan
Page 10


                              ELIGIBILITY CHART


As outlined on pages 4 - 5, payment of an EPS INCENTIVE is based on the Company meeting the Consolidated EPS target of $.33/share and the CORE EPS Level 1 = $.50/share or EPS Level 2 = $.55/share. (The EPS Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position:


Eligible Position              Incentive Plan(s) Eligible For
______________________________________________________________________________
VP, SALES AND OPERATIONS*     EPS Incentive
                               Level 1 - Percent of Salary @ $.50/share = 40%
                               Level 2 - Percent of Salary @ $.55/share = 12%

*Note:  This position also participates in the 1996 Long-Term Incentive Plan



                           CASH TARGET ASSESSMENT

    25% cash penalty assessment applies to this position in the event that the Company's overall cash target is not met.
                                         ___




                                                    VP, Sales and Operations

1996 Management Incentive Plan
Page 10


                                ELIGIBILITY CHART


As outlined on pages 4 - 5, payment of an EPS INCENTIVE is based on the Company meeting the Consolidated EPS target of $.33/share and the CORE EPS Level 1 = $.50/share or EPS Level 2 = $.55/share. (The EPS Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position:


Eligible Position              Incentive Plan(s) Eligible For
_____________________________________________________________________________
VP, DEPARTMENT FUNCTION       EPS Incentive
                               Level 1 - Percent of Salary @ $.50/share = 36%
                               Level 2 - Percent of Salary @ $.55/share = 10%

*Note:  This position also participates in the 1996 Long-Term Incentive Plan



                          CASH TARGET ASSESSMENT

    25% cash penalty assessment applies to this position in the event that the Company's overall cash target is not met.
                                         ___




                                                     VP, Department Function

1996 Management Incentive Plan
Page 10


                              ELIGIBILITY CHART


As outlined on pages 4 - 5, payment of an EPS INCENTIVE is based on the Company meeting the Consolidated EPS target of $.33/share and the CORE EPS Level 1 = $.50/share or EPS Level 2 = $.55/share. (The EPS Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position:


Eligible Position              Incentive Plan(s) Eligible For
__________________________________________________________________________
OFFICER*                       EPS Incentive
                               Level 1 - Percent of Salary @ $.50/share = 45%
                               Level 2 - Percent of Salary @ $.55/share = 16%

*Note:  This position also participates in the 1996 Long-Term Incentive Plan



                           CASH TARGET ASSESSMENT

    25% cash penalty assessment applies to this position in the event that the Company's overall cash target is not met.
                                         ___




                                                                     Officer

Please refer to Appendix I for the definitions of all italicized terms.

1996 Management Incentive Plan
Page 11

                          1996 MANAGEMENT INCENTIVE PLAN

                     MANAGEMENT BY OBJECTIVES (MBO) WORKSHEET
       CORP. MANAGERS, PROGRAM DIRECTORS, DIRECTORS, EXEC DIRECTORS (CORP)


Instructions:
             Complete this form to document your 2 to 5 agreed-upon MBO's.
             This data will be used to determine your individual performance achievement percentage for calculating pay-outs on the EPS Incen-tive. As a reminder, MBO's are weighted as 60% of your individual performance achievement total; achievement of financial objectives is weighted at 40%. PLEASE RETURN THIS COMPLETED FORM WITH ALL APPROVAL SIGNATURES TO THE COMPENSATION/HUMAN RESOURCES DEPARTMENT BY APRIL 30, 1996.


Employee Name:_______________________________Department:______________________




                     1996 MBO's                           Assigned   Achievement
                                                         Weight (1)   Level (2)
1.     _____________________________________________    __________    __________
       _____________________________________________
       _____________________________________________
       _________________
2.     _____________________________________________    __________    __________
       _____________________________________________
       _____________________________________________
       _________________
3.     _____________________________________________    __________    __________
       _____________________________________________
       _____________________________________________
       _________________
4.     _____________________________________________    __________    __________
       _____________________________________________
       _____________________________________________
       _________________
5.     _____________________________________________    __________    __________
       _____________________________________________
       _____________________________________________
       _________________
                                                          100%
                                             TOTAL       __________   __________


(1) Assign a Weight for each MBO (Must total 100%)
(2) AT THE CONCLUSION OF THE PLAN YEAR, determine the Achievement Level for each MBO; total possible for all objectives is 100%.

APPROVAL SIGNATURES:

Employee:_________________________________________Date:_______________________

Supervisor:_______________________________________Date:_______________________

Have you reviewed your MBO's against the "Final Checklist for Writing MBO's"?

1996 Management Incentive Plan
Page 11

                          1996 MANAGEMENT INCENTIVE PLAN

                     MANAGEMENT BY OBJECTIVES (MBO) WORKSHEET
             FIELD MANAGEMENT & CORP. MANAGERS W/FIELD RESPONSIBILITY


Instructions:
             Complete this form to document your 2 to 5 agreed-upon MBO's. This data will be used to determine your individual performance achievement percentage for calculating pay-outs on the EPS Incentive. As a reminder, MBO's are weighted as 30% of your individual performance achievement total; achievement of financial objectives is weighted at 70%. PLEASE RETURN THIS COMPLETED FORM WITH ALL APPROVAL SIGNATURES TO THE COMPENSATION/HUMAN RESOURCES DEPARTMENT BY APRIL 30, 1996.

Employee Name:_____________________________ Location/Unit:_________



                     1996 MBO's                           Assigned   Achievement
                                                         Weight (1)   Level (2)
1.     _____________________________________________    __________    __________
       _____________________________________________
       _____________________________________________
       _________________
2.     _____________________________________________    __________    __________
       _____________________________________________
       _____________________________________________
       _________________
3.     _____________________________________________    __________    __________
       _____________________________________________
       _____________________________________________
       _________________
4.     _____________________________________________    __________    __________
       _____________________________________________
       _____________________________________________
       _________________
5.     _____________________________________________    __________    __________
       _____________________________________________
       _____________________________________________
       _________________
                                                          100%
                                             TOTAL       __________   __________




(1) Assign a Weight for each MBO (Must total 100%)
(2) AT THE CONCLUSION OF THE PLAN YEAR, determine the Achievement Level for each MBO; total possible for ALL objectives is 100%.

APPROVAL SIGNATURES:

Employee:_________________________________________Date:_______________________

Supervisor:_______________________________________Date:_______________________

Have you reviewed your MBO's against the "Final Checklist for Writing MBO's"?

1996 Management Incentive Plan
Page 12

LONG TERM INCENTIVE PLAN
________________________

ELIGIBILITY - The following employees are eligible to participate in the LONG-TERM INCENTIVE PLAN:

       -             Program Director
       -             Director
       -             General Manager
       -             Executive Director
       -             Vice President
       -             Officer

OVERVIEW - The LONG-TERM INCENTIVE PLAN is subject to the same overall Company performance as the Short-Term Incentive Plan.

       REQUIREMENT             EARNINGS PER SHARE (EPS)        TARGET
       _____________________________________________________________________
       I                       Consolidated                    $.33/share

       II                      CORE - Level 1                  $.50/share
                               CORE - Level 2                  $.55/share

LONG-TERM CALCULATION PART I:

Once the Consolidated EPS goal is reached, a designated percent of salary is awarded for CORE - Level 1 and CORE - Level 2 performance as follows:

CORE LEVEL 1 - $.50/SHARE: A percentage of salary is designated based on your eligible position when the CORE achieves $.50/share. To determine your LONG-TERM INCENTIVE amount at $.50/share, your designated percentage of salary is multiplied by your salary as of January 1, 1996, (or, if applicable, an average salary for 1996).

CORE LEVEL 2 - $.50/SHARE: A percentage of salary is designated based on your eligible position when the CORE achieves $.55/share. To determine your LONG-TERM INCENTIVE amount at $.55/share, your designated percentage of salary is multiplied by your salary as of January 1, 1996, (or, if applicable, an average salary for 1996).

The sum of the results of CORE Level 1 and CORE Level 2 are added together and multiplied by your INDIVIDUAL PERFORMANCE ACHIEVEMENT factor to determine your total BASE LONG-TERM INCENTIVE amount. This portion of the LONG-TERM INCENTIVE is considered earned but DEFERRED for payment until after December 31,
                                                                    ____________
1988, unless you terminate employment prior to 12/31/98.
____


Please refer to Appendix I for the definitions of all italicized terms.

1996 Management Incentive Plan
Page 13

LONG-TERM CALCULATION PART II:

LONG-TERM OVER-ACHIEVEMENT COMPANY MATCH
________________________________________

An OVER-ACHIEVEMENT Company match component is also included in the LONG-TERM INCENTIVE PLAN. For each CORE EPS Level achieved, a company match is assigned.

STEP 1:

CORE EPS LEVEL 1 -   Upon achievement of this level a total of 1 TIMES
                     the base long-term incentive amount is designated.

CORE EPS LEVEL 2 -   Upon achievement of this level a total of 2 TIMES
                     the base long-term incentive amount is designated.


STEP 2:

The total over-achievement company match dollars designated are multiplied by 1/3. This amount is then attributed to the current year's performance and DEFERRED for payment until the three (3) year plan is completed.

STEP 3:

At the end of the three year plan period, the base long-term amount is added to the over-achievement company match for each of the three years for the final long-term incentive payment amount.

BASE LONG-TERM
INCENTIVE AMOUNT              PART I =                 $ X,XXX
_____________________________________________________________________________
OVER-ACHIEVEMENT               (1 or 2 times Base Long-Term Amount x 1/3)
COMPANY MATCH
YEAR 1                         PART II (YEAR 1) =       $ X,XXX
_____________________________________________________________________________
OVER-ACHIEVEMENT               (1 or 2 times Base Long-Term Amount x 1/3)
COMPANY MATCH
YEAR 2                         PART II (YEAR 2) =       $ X,XXX
_____________________________________________________________________________
OVER-ACHIEVEMENT               (1 or 2 times Base Long-Term Amount x 1/3)
COMPANY MATCH
YEAR 3                         PART II (YEAR 3) =       $ X,XXX
_____________________________________________________________________________
TOTAL LONG-TERM
INCENTIVE AMOUNT
PAID AFTER THREE
YEARS:                         PART I + PART II (YEARS 1, 2 & 3) = $ XX,XXX


Please refer to Appendix I for the definitions of all italicized terms.

1996 Management Incentive Plan
Page 14

An eligible employee must be continuously employed with Syncor through December 31, 1998, to be eligible to receive the OVER-ACHIEVEMENT COMPANY MATCH. If an employee leaves Syncor before December 31, 1998, THE OVER-ACHIEVEMENT COMPANY MATCH IS FORFEITED AND WILL NOT BE PAID. However, if an employee leaves Syncor after December 31, 1996, but before December 31, 1998, he/she is eligible to receive an early pay-out consisting of the base long-term incentive amount(s). The amount of early pay-out is determined as follows:

       TERMINATION DATE                 EARLY PAY-OUT AMOUNT
_______________________________________________________________________________
       > 12/31/96 < 12/31/97           100% of base Long-Term Incentive,
                                        Less 100% over-achievement
                                        Company match
______________________________________________________________________________
       > 12/31/97 < 12/31/98           100% of base Long-Term Incentive,
                                        Less 100% over-achievement
                                        Company match


CASH TARGET ASSESSMENT
______________________

Syncor's business objectives for 1996 include the investment of expansion in PET and International sites. The funding of these investments requires that we have a new focus and accountability on cash and expense management. Therefore, the cash target assessment feature has been added to this Incentive Plan and is applicable to all eligible participants.

The CASH TARGET ASSESSMENT only applies if we do not meet our cash goal for
                                              ______
1996. In the event that this occurs, there will be a 25% PENALTY ASSESSED AGAINST THE TOTAL INCENTIVE AMOUNTS calculated for each Long-Term Incentive Plan participant. (This assessment would apply to short and long-term incentive amounts.) If the cash target is met, no penalty will be applied.
                                                __

Please refer to page 15 for your designated percentage of salary payable for EPS achievement under the LONG-TERM INCENTIVE PLAN. Refer to Appendix II for a Long-Term Incentive and Over-achievement Company match sample calculation.


Note: The Long-Term Incentive Plan begins again each year that it is in place. There may be more than one Long-Term, three-year plan in place at a time with different pay-out time frames. (i.e. 1995 Plan extends through 1997; 1996 Plan extends through 1998; etc.)

Please refer to Appendix I for the definitions of all italicized terms.

1996 Management Incentive Plan
Page 15


                           LONG-TERM INCENTIVE PLAN
                              ELIGIBILITY CHART


As outlined on page 12, payment of a LONG-TERM INCENTIVE is based on the Company meeting the Consolidated EPS target of $.33/share and includes an initial calculation based on CORE EPS Level 1 = $.50/share or CORE EPS Level 2 = $.55/share. (The Long-Term Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for each level of EPS performance are shown below for the listed eligible position:


       Eligible Position       Long Term Incentive Plan - % of Salary
_______________________________________________________________________________
       PROGRAM DIRECTOR        Level 1 - Percent of Salary @ $.50/share = 2%
                               Level 2 - Percent of Salary @ $.55/share = 2%


                        CASH TARGET ASSESSMENT
                        ______________________

   25% cash penalty assessment applies to this position in the event that the Company's overall cash target is not met.
                                        ___




                                                             Program Director

1996 Management Incentive Plan
Page 15


                            LONG-TERM INCENTIVE PLAN
                               ELIGIBILITY CHART


As outlined on page 12, payment of a LONG-TERM INCENTIVE is based on the Company meeting the Consolidated EPS target of $.33/share and includes an initial calculation based on CORE EPS Level 1 = $.50/share or CORE EPS Level 2 = $.55/share. (The Long-Term Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for each level of EPS performance are shown below for the listed eligible position:


       Eligible Position       Long Term Incentive Plan - % of Salary
______________________________________________________________________________
       DIRECTOR                Level 1 - Percent of Salary @ $.50/share = 3%
                               Level 2 - Percent of Salary @ $.55/share = 3%


                            CASH TARGET ASSESSMENT
                            ______________________

    25% cash penalty assessment applies to this position in the event that the Company's overall cash target is not met.
                                         ___




                                                                     Director

1996 Management Incentive Plan
Page 15


                           LONG-TERM INCENTIVE PLAN
                              ELIGIBILITY CHART


As outlined on page 12, payment of a LONG-TERM INCENTIVE is based on the Company meeting the Consolidated EPS target of $.33/share and includes an initial calculation based on CORE EPS Level 1 = $.50/share or CORE EPS Level 2 = $.55/share. (The Long-Term Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for each level of EPS performance are shown below for the listed eligible position:


       Eligible Position       Long Term Incentive Plan - % of Salary
______________________________________________________________________________
       GENERAL MANAGER         Level 1 - Percent of Salary @ $.50/share = 3.5%
                               Level 2 - Percent of Salary @ $.55/share = 3.5%


                         CASH TARGET ASSESSMENT
                         ______________________

   25% cash penalty assessment applies to this position in the event that the Company's overall cash target is not met.
                                        ___




                                                             General Manager

1996 Management Incentive Plan
Page 15


                             LONG-TERM INCENTIVE PLAN
                                ELIGIBILITY CHART


As outlined on page 12, payment of a LONG-TERM INCENTIVE is based on the Company meeting the Consolidated EPS target of $.33/share and includes an initial calculation based on CORE EPS Level 1 = $.50/share or CORE EPS Level 2 = $.55/share. (The Long-Term Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for each level of EPS performance are shown below for the listed eligible position:


       Eligible Position       Long Term Incentive Plan - % of Salary
______________________________________________________________________________
       EXECUTIVE DIRECTOR -    Level 1 - Percent of Salary @ $.50/share = 4.5%
       CORPORATE               Level 2 - Percent of Salary @ $.55/share = 4.5%


                          CASH TARGET ASSESSMENT
                          ______________________

   25% cash penalty assessment applies to this position in the event that the Company's overall cash target is not met.
                                        ___





                                               Executive Director, Corporate

1996 Management Incentive Plan
Page 15


                             LONG-TERM INCENTIVE PLAN
                                ELIGIBILITY CHART


As outlined on page 12, payment of a LONG-TERM INCENTIVE is based on the Company meeting the Consolidated EPS target of $.33/share and includes an initial calculation based on CORE EPS Level 1 = $.50/share or CORE EPS Level 2 = $.55/share. (The Long-Term Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for each level of EPS performance are shown below for the listed eligible position:


Eligible Position             Long Term Incentive Plan - % of Salary
____________________________________________________________________________
EXECUTIVE DIRECTOR - FIELD    Level 1 - Percent of Salary @ $.50/share = 5%
                              Level 2 - Percent of Salary @ $.55/share = 5%


                             CASH TARGET ASSESSMENT
                             ______________________

   25% cash penalty assessment applies to this position in the event that the Company's overall cash target is not met.
                                        ___





                                                  Executive Director, Field

1996 Management Incentive Plan
Page 15


                            LONG-TERM INCENTIVE PLAN
                               ELIGIBILITY CHART


As outlined on page 12, payment of a LONG-TERM INCENTIVE is based on the Company meeting the Consolidated EPS target of $.33/share and includes an initial calculation based on CORE EPS Level 1 = $.50/share or CORE EPS Level 2 = $.55/share. (The Long-Term Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for each level of EPS performance are shown below for the listed eligible position:


Eligible Position             Long Term Incentive Plan - % of Salary
____________________________________________________________________________
VP, SALES AND OPERATIONS      Level 1 - Percent of Salary @ $.50/share = 9%
                              Level 2 - Percent of Salary @ $.55/share = 9%


                           CASH TARGET ASSESSMENT
                           ______________________

    25% cash penalty assessment applies to this position in the event that the Company's overall cash target is not met.
                                         ___





                                                   VP, Sales and Operations

1996 Management Incentive Plan
Page 15


                            LONG-TERM INCENTIVE PLAN
                                ELIGIBILITY CHART


As outlined on page 12, payment of a LONG-TERM INCENTIVE is based on the Company meeting the Consolidated EPS target of $.33/share and includes an initial calculation based on CORE EPS Level 1 = $.50/share or CORE EPS Level 2 = $.55/share. (The Long-Term Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for each level of EPS performance are shown below for the listed eligible position:


Eligible Position              Long Term Incentive Plan - % of Salary
____________________________________________________________________________
VP, DEPARTMENT FUNCTION       Level 1 - Percent of Salary @ $.50/share = 7%
                              Level 2 - Percent of Salary @ $.55/share = 7%


                         CASH TARGET ASSESSMENT
                         ______________________

    25% cash penalty assessment applies to this position in the event that the Company's overall cash target is not met.
                                         ___




                                                     VP, Department Function

1996 Management Incentive Plan
Page 15


                              LONG-TERM INCENTIVE PLAN
                                 ELIGIBILITY CHART


As outlined on page 12, payment of a LONG-TERM INCENTIVE is based on the Company meeting the Consolidated EPS target of $.33/share and includes an initial calculation based on CORE EPS Level 1 = $.50/share or CORE EPS Level 2 = $.55/share. (The Long-Term Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for each level of EPS performance are shown below for the listed eligible position:


       Eligible Position       Long Term Incentive Plan - % of Salary
_____________________________________________________________________________
       OFFICER                 Level 1 - Percent of Salary @ $.50/share = 12%
                               Level 2 - Percent of Salary @ $.55/share = 12%


                           CASH TARGET ASSESSMENT
                           ______________________

    25% cash penalty assessment applies to this position in the event that the Company's overall cash target is not met.
                                         ___




                                                                    Officer


Please refer to Appendix I for the definitions of all italicized terms.




                                   APPENDIX I



                                  DEFINITIONS

DEFINITIONS
___________

Budget Attainment:  CORPORATE MANAGERS - COST CENTER RESPONSIBILITY
                    ONLY: A budget has been established for each Cost Center for CY96. Budget attainment makes up 40% of a manager's Individual Performance achievement percentage. Budget attainment assesses how well an employee manages his/her expenses and measures actual results verses budget. At the end of CY96, if results equal budget, budget attainment = 100%. If results exceed budget, managers will receive partial credit for up to 110% of budget.

                    CORPORATE MANAGERS - COST CENTER WITH FIELD
                    RESPONSIBILITY: A budget has been established for each Cost Center for CY96. Budget attainment makes up 70% of a manger's Individual Performance achievement percentage. Budget attainment determines whether or not a manager's individual budget is met and budgeted profit contribution levels for the assigned unit or area are met and measures actual results versus budget. At the end of CY96, if results equal budget, budget attainment = 100%. If results fall short of budget, managers will receive partial credit for meeting 90% to 99.9% of budget.

Deferred:           Applies to the Long-Term Incentive Plan and
                    indicates that payment is delayed until a specified later date.

Earnings Per Share (EPS):  The net income of the Company divided by the number of shares of common stock
                           outstanding as shown on the Company's
                           Annual Report to shareholders.  Syncor's
                           Consolidated targeted EPS for 1996 is
                           $.33/share.  Syncor's CORE targeted EPS
                           for 1996 is $.50/share.

Gross Profit:        Sales minus Cost of Sales.  Cost of Sales include
                     costs of material, delivery, direct labor, and cost of money (Days Sales Outstanding - DSO).

Ind. Performance Achievement:  A factor based on budget
                               achievement and MBO results that
                               is multiplied by the EPS
                               Incentive and Long-Term
                               Incentive.

Management by Objectives:      Also referred to as MBO's, it is a goal-
                               oriented method used to evaluate the
                               performance of managers against
                               established objectives.  MBO's include
                               three steps:  1) establishing goals; 2)
                               setting performance standards for each
                               goal; and 3) comparing actual goal
                               attainment against the established goals.

DEFINITIONS:  (con't)
___________


Profit Contribution:           Gross profit minus operating expenses, both
                               controllable and non-controllable. An example of a controllable operating expense is indirect labor. An example of a non-controllable operating expense is depreciation.

                                  APPENDIX II



                         SAMPLE INCENTIVE CALCULATIONS