Form 10-K
period 1996-12-31
SYNCOR INTERNATIONAL CORP /DE/
filed 1997-04-01
CIK 202763

______________________________________________________

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
     ______________________________________________________

                            FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     ______________________________________________________

               FOR THE YEAR ENDED DECEMBER 31, 1996
                  COMMISSION FILE NUMBER 0-8640


                SYNCOR INTERNATIONAL CORPORATION
     (Exact name of registrant as specified in its charter)

               Delaware                         85-0229124
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)         Identification No.)

6464 CANOGA AVENUE, WOODLAND HILLS, CALIFORNIA     91367-2407
   (Address of principal executive offices)        (Zip Code)

                          (818) 737-4000
       (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulations S-K (Sections 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or
information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X
                                                   ___

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such stock on March 3, 1997 is $114,016,073. The number of shares outstanding(excluding treasury shares) of the Registrant's $0.05 par value common stock as of March 28, 1997 was 9,946,494 shares.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Annual Report to Stockholders for the year ended December 31, 1996, are incorporated by reference into Parts I, II and IV of this report.

Portions of Registrant's definitive Proxy Statement for
Registrant's Annual Meeting of Stockholders on June 18, 1997, are
incorporated by reference into Part III of this report.
_________________________________________________________________

                 SYNCOR INTERNATIONAL CORPORATION

                        TABLE OF CONTENTS

                     FORM 10-K ANNUAL REPORT

                        December 31, 1996

PART I                                                       Page

Item 1.        BUSINESS . . . . . . . . . . . . . . . . . . . . 1

Item 2.        PROPERTIES.. . . . . . . . . . . . . . . . . . . 5

Item 3.        LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . 6

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                    HOLDERS . . . . . . . . . . . . . . . . . . 6



PART II

Item 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                    RELATED STOCKHOLDER MATTERS . . . . . . . . 6

Item 6.        SELECTED FINANCIAL DATA. . . . . . . . . . . . . 6

Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS . . . . 7

Item 8.        CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL
                    DATA. . . . . . . . . . . . . . . . . . . . 7

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE . . . . 7


PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . 7

Item 11.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . 7

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT . . . . . . . . . . . . . . . . . . . 7

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . 8



PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K . . . . . . . . . . . . . . . . . . . . 8

                              PART I


ITEM 1.   BUSINESS.

Unless otherwise indicated, the term "Syncor" or the "Company" as used in this report refers to Syncor International Corporation, incorporated in 1985 under the laws of the State of Delaware, and its consolidated subsidiaries.

GENERAL DEVELOPMENT OF BUSINESS

The general development of the Company's business for the year ended December 31, 1996, is covered in the letter from the Chairman of the Board and the President and Chief Executive Officer to the Company's stockholders in the Company's Annual Report to Stockholders for said year and is hereby incorporated herein by reference. A copy of the Company's Annual Report to Stockholders is attached hereto as Exhibit 13.

DESCRIPTION OF BUSINESS

PRINCIPAL PRODUCTS PRODUCED AND SERVICES RENDERED

The Company is primarily a pharmacy services company engaged in compounding, dispensing and distributing radiopharmaceutical products and services to hospitals and clinics through its network of 121 nuclear pharmacy service centers in the United States and ten nuclear pharmacy service centers outside of the United States. The Company's pharmacies process radiopharmaceutical prescriptions in convenient packaging for the customer, called "unit dose". The unit dose is then applied to a specific patient for diagnostic imaging of physiological functions and organ systems and for monitoring and treatment of diseases.

In addition, the Company provides various services in connection with the sale of radiopharmaceuticals, including radiopharmaceutical record keeping required by federal and state government agencies, and radiopharmaceutical technical consulting. The Company also markets and distributes imaging cold kits, isotopes, medical reference sources, and nuclear and pharmacy equipment and accessories. The Company estimates that its pharmacies service approximately 7,000 hospitals and clinics in 40 states throughout the United States.

In June 1996, the Company, in a joint venture with CTI Services, Inc. ("CTI"), formed P.E.T.Net-Trademark- Pharmaceutical Services-Trademark-, LLC ("P.E.T.Net") to operate ten positron emission tomography ("PET") distribution centers that manufacture, compound, dispense and distribute positron radiopharmaceuticals. The Company transferred its four existing PET centers to P.E.T.Net in connection with the joint venture. In March 1997, the Company entered into an agreement to sell all of its interest in P.E.T.Net to PETNet Partners, LLC in exchange for, among other things, preferred distribution rights to P.E.T.Net products within the United States, a secured note payable to the Company in the amount of $2,250,000, royalties from the sale of PETNet products in an aggregate amount of $1,500,000, and exclusive rights to distribute CTI-manufactured cyclotrons in Taiwan for two years.

The description of Syncor's various activities in the Company's
Annual Report to Stockholders for the year ended December 31, 1996 are hereby incorporated herein by reference.

NEW VENTURES

In February 1997, the Company, together with National Diagnostic Services, Inc., formed Syncor Diagnostics, LLC, for the purpose of owning and operating magnetic resonance imaging ("MRI") centers using a new MRI design that features an open, permanent magnet. Syncor Diagnostics, LLC plans to open ten MRI centers during its first year of operations.

In February 1997, the Company also entered into an agreement in March 1997 to acquire the assets of Golden Pharmaceuticals, Inc. relating to Iodine 123, including the building and equipment used to manufacture Iodine 123 and the New Drug Application for Iodine 123 capsules. Golden Pharmaceuticals, Inc. currently supplies most of its Iodine 123 to the Company, and upon the consummation of the acquisition, the Company will enhance its ability to maintain a reliable supply of Iodine 123 for its customers and their patients. In addition, the Company anticipates that the proposed acquisition will improve the Company's overall gross profit margin, and will enable the Company to package and distribute a broad range of Iodine 123 pharmaceutical products.

SOURCES AND AVAILABILITY OF RAW MATERIALS

The Company's pharmacies dispense approximately sixty different radiopharmaceutical products, which are obtained primarily from six suppliers. The Company's principal supplier of radiopharmaceutical products is the Radiopharmaceutical Division of The DuPont Merck Pharmaceutical Company ("DuPont"), with whom the Company has had a long-standing relationship with respect to the distribution of DuPont's unit dose products. Since February 1, 1994, the Company has participated in a long-term distribution agreement with DuPont, pursuant to which the Company is the primary distribution channel for DuPont's bulk radiopharmaceutical products, as well as its unit dose products, in the United States. The agreement has been amended from time to time to enhance the margins and cash flow for the Company.

In 1996, the Company entered into an agreement with Mallinckrodt Medical, Inc. to distribute its proprietary products, in addition to the MAG3 product that the Company already distributed, an agreement with Medi-Physics, Inc. to distribute Ceretec-Registered Trademark-, a radiopharmaceutical used for brain imaging and white blood cell labeling, and an agreement with Neoprobe Corporation to distribute RIGScan-Registered Trademark-, a radiopharmaceutical used to detect colorectal cancer. In March 1997, the Company entered into an agreement to act as the preferred distributor for positron radiopharmaceuticals produced by P.E.T.Net. The Company also maintains distribution agreements with other suppliers.

If DuPont is not able to supply its proprietary products to the Company, the Company's operations could be negatively impacted. Management believes, however, that if any one of the suppliers of radiopharmaceuticals to the Company failed to supply products, the Company's other current suppliers would be able to supply additional products to make up most of the shortfall. The failure of two or more suppliers to provide products at a particular time, however, could have an adverse effect on the Company's business. Although periodic product outages and shortages occur, to date, the Company's pharmacies have not experienced any significant difficulty in securing sufficient supplies of radiopharmaceutical products.

The Company is consistently in pursuit of improving its relationships with current suppliers and developing new long-term relationships.

PATENTS, TRADEMARKS, AND LICENSES

The Company owns a number of trademarks and patents, including patent rights to the SECURE-Trademark- System, a safety insert container system used for the safe delivery, handling and disposal of unit dose products. The Company also licenses its proprietary Unit Dose Manager-Trademark-, NucLink-Trademark- and SYNtrac-Trademark- integrated software and hardware systems to its customers to assist their nuclear medicine departments and to facilitate electronic communication between the Company's local radiopharmacies and customers. As of December 31, 1996, the Company had approximately 1,347 customers who were active licensees of the software systems. The foregoing trademarks, patents and licenses are key components to the Company's ability to operate its pharmacies efficiently, provide high quality customer service, and build mutually beneficial long-term relationships with the Company's customers.

DEPENDENCE ON CUSTOMERS

The Company has primarily two types of customers. The first type of customer is a national account customer, which may be a national managed care provider or a group purchasing organization, and which owns, manages or negotiates contracts for a network of hospitals and clinics that purchase most of their radiopharmaceutical requirements from the Company. National account customers include Amerinet, Columbia/HCA, TENET and Health Service Corporation of America. In January 1997, the Company signed a five year, $270 million sole source national contract with VHA, Inc. The second type of customer is an individual hospital or clinic that is not affiliated with a national managed care provider or group purchasing organization. National account sales represented nearly 52% of the Company's total sales in 1996.

The Company's operations are such that none of its business is dependent upon a single customer. If two or more national account customers were to merge and their affiliated or member hospitals and clinics cease to use the Company's services, such a loss could have a short-term negative impact on the Company's operations.

In February 1997, the Company announced the termination of its agreement to distribute radiopharmaceuticals to Premier members formerly affiliated with AmHS and SunHealth. The Company believes, however, that it will continue to provide radiopharmaceutical products and services to many of the Premier members in spite of the termination of the agreement.

COMPETITIVE CONDITIONS

The nuclear medicine market is divided into two segments: the market for bulk products and the market for unit dose products. In 1996, the nuclear medicine market was valued at approximately $600 million, with unit dose sales accounting for approximately 70 to 75 percent of the market, and bulk product sales accounting for the remaining 25 to 30 percent.

With respect to the bulk sales market, the Company competes with radiopharmaceutical manufacturers that sell their products directly to hospitals and clinics or indirectly through radiopharmacies. The hospital or clinic, in turn, compounds the bulk product into unit doses. Through its distribution agreements with manufacturers, primarily with DuPont, the Company is able to compete with manufacturers for bulk business, notwithstanding the Company's lack of a manufacturing base.

The core of the Company's business, however, is in unit dose sales, which generate higher profit margins than bulk sales. In 1996, the Company's unit dose sales represented 86% of the Company's total sales. The Company's management believes that the advantages to customers of using a centralized radiopharmacy to compound unit doses rather than preparing their own radiopharmaceutical products include: (i) reduced risk of radiation exposure to hospital personnel; (ii) cost savings due to the Company's volume purchasing power; (iii) better utilization of time-sensitive products purchased from the radiopharmaceutical manufacturers; and (iv) reduction in the time needed to maintain extensive records required by regulatory agencies.

The Company's radiopharmacies compete for unit dose sales primarily with two radiopharmaceutical manufacturers that have also set up their own centralized radiopharmacies to supply unit doses to customers. The Company also competes with a number of independent entities, each of which operates one or more radiopharmacies. In certain markets, there is competition with universities which own and operate centralized radiopharmacies. In 1996, the Company, which owns approximately half of the radiopharmacies in the United States, held approximately 65 to 70 percent of the market share for unit dose sales.

The Company differentiates itself from its competitors, and adds value to its customers, by providing: (i) unit dose radiopharmaceuticals under rigorous quality control standards; (ii) a comprehensive nuclear medicine product line; (iii) professional consultation and delivery services; (iv) the SECURE-Trademark- System for the safe delivery, handling and disposal of unit dose products; and (v) the Unit Dose Manager-Trademark- and SYNtrac-Trademark- software and hardware systems to allow customers to better manage their nuclear medicine departments.
In brief, the Company distinguishes itself from its competitors by providing radiopharmaceutical products with a Service Difference-Service Mark- Guarantee.

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

FOREIGN OPERATIONS

The Company owns and operates established nuclear pharmacies in nine foreign markets: Kowloon (Hong Kong, B.C.C.); Taipei, Taichung and Kaoshiung (Taiwan Republic of China); Manila (Republic of the Philippines); Mexico City (United Mexican States); and Bangkok (Kingdom of Thailand). The Company continues its joint ventures in Beijing and Shanghai (People's Republic of China).

In 1996, the Company established subsidiaries in San Juan (Puerto
Rico), Seoul (Republic of Korea), Sydney (Commonwealth of Australia), Auckland (New Zealand) and Johannesburg (Republic of South Africa); only San Juan was operational as of December 31, 1996. By the end of 1998, the Company aims to have an international pharmacy service network with a presence in twenty five foreign markets.

The Company's foreign operations are not immune to the inherent uncertainties and risks of currency fluctuations, political and civil unrest, trade restrictions, and inconsistent market and regulatory conditions.

EMPLOYEES

As of December 31, 1996, Syncor employed approximately 2,262 people. However, the full-time equivalent personnel for the same period was approximately 1,371 people.

Item 2.   PROPERTIES.

The Company and its consolidated subsidiaries lease (and in one location own) and operate a number of pharmacies whose locations are set forth in the following table:1


STATE                    LOCATION
_____                    ________
ALABAMA                  Birmingham
                         Mobile
ARIZONA                  Gilbert (Mesa)
                         Phoenix
                         Tucson
ARKANSAS                 Little Rock
CALIFORNIA               Bakersfield
                         Berkeley
                         Colton
                         Fresno
                         Modesto
                         Placentia
                         Sacramento
                         San Diego
                         San Jose
                         Torrance
                         Van Nuys (Los Angeles)
COLORADO                 Colorado Springs
                         Denver
CONNECTICUT              Glastonbury (Hartford)
                         Stamford
DELAWARE                 Seaford
FLORIDA                  Fort Myer
                         Gainesville
                         Jacksonville
                         Jupiter (West Palm Beach)
                         Miami Lakes (Miami)
                         Pensacola
                         Pompano Beach (Ft. Lauderdale)
                         Sarasota
                         Tampa
                         Winter Park (Orlando)
GEORGIA                  Augusta
                         Columbus
                         Doraville (Atlanta)
                         Rome
ILLINOIS                 Des Plaines
                         Chicago
                         Springfield
INDIANA                  Ft. Wayne
                         Indianapolis
                         Munster
                         West Lafayette (Purdue)
IOWA                     Des Moines
KANSAS                   Wichita
KENTUCKY                 Lexington
                         Louisville
LOUISIANA                New Orleans
MARYLAND                 Silver Springs
                         Timonium (Baltimore)
MASSACHUSETTS            Woburn (Boston)
MICHIGAN                 Grand Rapids
                         Southfield (Detroit)
                         Swartz Creek (Flint)
MINNESOTA                Moorhead (Fargo ND)
                         St. Paul
MISSISSIPPI              Flowood (Jackson)
                         Gulfport
                         Tupelo
MISSOURI                 Kansas City
                         Overland (St. Louis)
                         Springfield
NEBRASKA                 Lincoln
                         Omaha
NEVADA                   Las Vegas
                         Reno
NEW JERSEY               Kenilworth (Newark)
NEW MEXICO               Albuquerque
NEW YORK                 The Bronx
                         Cheektowaga (Buffalo)
                         Franklin Square(Long Island)
                         Newburgh
                         Rochester
                         Syracuse
                         Troy (Albany)
NORTH CAROLINA           Charlotte
                         Greensboro
OHIO                     Cincinnati
                         Columbus
                         Girard (Youngstown)
                         Holland (Toledo)
                         Miamisburg (Dayton)
                         Uniontown/Green (Akron)
                         Valley View (Cleveland)
OKLAHOMA                 Oklahoma City
                         Tulsa
OREGON                   Portland
PENNSYLVANIA             Allentown
                         Bloomsburg
                         Bristol (N. Philadelphia)
                         Duncansville (Altoona)
                         Hummelstown (Harrisburg)
                         Pittsburgh
                         Sharon Hill (Philadelphia)
RHODE ISLAND             Providence
SOUTH CAROLINA           Columbia
TENNESSEE                Chattanooga
                         Jackson
                         Knoxville
                         Memphis
                         Memphis (Med-Center)
                         Nashville
TEXAS                    Amarillo
                         Austin
                         Beaumont
                         Corpus Christi
                         Dallas
                         El Paso
                         Fort Worth
                         Houston
                         Lubbock
                         North Dallas
                         San Antonio
VIRGINIA                 Richmond
                         Virginia Beach
WASHINGTON               Seattle
                         Spokane
                         Tacoma
WEST VIRGINIA            Huntington
WISCONSIN                Appleton (Green Bay)
                         Wauwatosa (Milwaukee)


[FN]
1    The Company also owns an interest in pharmacies in: Salt
Lake City, Utah; Midland, Texas; and Huntsville, Alabama.

     Pharmacy lease terms vary from less than one year to approximately ten years, and average approximately five years. Leased areas average approximately 4,500 square feet.

The Company's corporate headquarters is located in Woodland Hills, California. The Company relocated to Woodland Hills pursuant to a lease that commenced on March 1, 1997. The lease is for a term of ten years with one five-year renewal option. Presently, the Company leases approximately 60,967 square feet at such location, which is adequate for the Company's current needs. The Company also leases an administrative office facility in Duluth, Georgia, pursuant to a lease that commenced on October 18, 1996. The lease is for a term of ten years. Presently, the Company leases approximately 19,666 square feet at such location, which is adequate for the Company's current needs.

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

The case of Syncor v. Pyramid Diagnostic Services, Inc. ("Pyramid"), which was filed on April 6, 1995 in the United States District Court Western District of Michigan - Southern Division, was described in the Form 10-K for the year ended December 31, 1995. After a Stipulated Judgment was filed on October 5, 1995 in favor of the Company in the amount of $6 million, Pyramid filed for bankruptcy. In connection with the bankruptcy, on November 13, 1995, Syncor purchased all of Pyramid's assets for $3,150,000. As a result, three new sites were added to the Company's pharmacy network (of eight sites purchased from Pyramid, five were closed). Pyramid thereafter liquidated its assets. Syncor expects to receive approximately $3,155,000 million from Pyramid on or before June 1, 1997.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                              PART II


Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

The information relating to the Company's Common Stock which appears in the Company's Annual Report to Stockholders for the year ended December 31, 1996, under Note 12, "Selected Quarterly Results of Operations" and Stockholder Information, included in this Form 10-K Annual Report as Exhibit 13, is hereby incorporated herein by reference.


Item 6.   SELECTED FINANCIAL DATA.

The selected financial data which appears in the Company's Annual Report to Stockholders for the year ended December 31, 1996, under the heading of "Selected Financial Data", included in this Form 10-K Annual Report as Exhibit 13, is hereby incorporated herein by reference.


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

Management's discussion and analysis of financial condition and results of operations which appears in the Company's Annual Report to Stockholders for the year ended December 31, 1996, under the heading of "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in this Form 10-K Annual Report as Exhibit 13, is hereby incorporated herein by reference.


Item 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL
          DATA.

The consolidated financial statements and the notes thereto which appear in the Company's Annual Report to Stockholders for the year ended December 31, 1996, under the headings of "Consolidated Statements of Income" and "Consolidated Balance Sheets", included in this Form 10-K Annual Report as Exhibit 13, are hereby incorporated herein by reference. Schedules containing certain supporting information are also included. See Financial Statement Schedules on page 8 hereof.


Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                              PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information called for by Item 10 of Form 10-K is hereby incorporated by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders, to be held on June 18, 1997, which will be filed with the Commission pursuant to Regulation 14A of the Securities and Exchange Commission ("Regulation 14A") within 120 days from December 31, 1996.

Based solely upon its review of Forms 3, 4 and 5 furnished to the Company, the Company believes that all reports required to be filed during 1996 pursuant to Section 16(b) of the Securities
Exchange Act of 1934 were timely filed.


Item 11.  EXECUTIVE COMPENSATION.

The information called for by Item 11 of Form 10-K is hereby incorporated by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 18, 1997, which will be filed with the Commission pursuant to Regulation 14A within 120 days from December 31, 1996.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

The information called for by Item 12 of Form 10-K is hereby incorporated by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 18, 1997, which will be filed with the Commission pursuant to Regulation 14A within 120 days from December 31, 1996.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information called for by Item 13 of Form 10-K is hereby incorporated by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 18, 1997, which will be filed with the Commission pursuant to Regulation 14A within 120 days from December 31, 1996.


                              PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

          (a)  1.  CONSOLIDATED FINANCIAL STATEMENTS.

               The consolidated financial statements listed below, together with the report thereon of KPMG Peat Marwick LLP, dated March 19, 1997, which appear in the Company's Annual Report to Stockholders for the year ended December 31, 1996, included in this Form 10-K Annual Report as Exhibit 13, are hereby incorporated herein by reference.

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

               2.  Financial Statement Schedules.

               The following schedule supporting the financial statements of the Company is included herein:

                                                             Page

               Schedule II  Valuation and Qualifying Accounts. 10

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

          (b)  Reports on Form 8-K filed in the Quarter Ended
December 31, 1996.

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

                         SYNCOR INTERNATIONAL CORPORATION


                         By /s/ Robert G. Funari

                         _________________________________
                         President and Chief Executive Officer
                         Date:     3/31/97


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Monty Fu
_______________________________
Monty Fu, Chairman of the Board and Director
Date: 3/31/97


/s/ Robert G. Funari
_______________________________
Robert G. Funari, President, Chief Executive Officer
(Principal Executive Officer) and Director
Date: 3/31/97


/s/ Michael E. Mikity
_______________________________
Michael E. Mikity, Senior Vice President, Chief Financial Officer
and Treasurer (Principal Financial and Accounting Officer)
Date: 3/31/97


/s/ Haig S. Bagerdjian
_______________________________
Haig S. Bagerdjian, Senior Vice President, Secretary and
General Counsel
Date: 3/31/97


/s/ George S. Oki
_______________________________
George S. Oki, Director
Date: 3/31/97


/s/ Arnold E. Spangler
_______________________________
Arnold E. Spangler, Director
Date: 3/31/97

/s/ Steven B. Gerber
_______________________________
Steven B. Gerber, M.D., Director
Date: 3/31/97


/s/ Henry N. Wagner, Jr.
_______________________________
Henry N. Wagner, Jr., M.D., Director
Date: 3/31/97


/s/ Gail R. Wilensky
_______________________________
Dr. Gail R. Wilensky, Director
Date: 3/31/97

         SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
          Schedule II. Valuation and Qualifying Accounts


(In thousands)

_________________________________________________________________

                        Balance                           Balance
                          at        Costs                  at End
                       Beginning     and     Deduction       of
Description            of Period   Expenses     (A)        Period
_________________________________________________________________
Year Ended
December 31, 1996
Allowance for doubtful
accounts                 $1,097      $  0    $186        $  911

Year Ended
December 31, 1995
Allowance for doubtful
accounts                 $1,154      $609    $666        $1,097

Year Ended
December 31, 1994
Allowance for doubtful
accounts                 $1,200      $358    $404        $1,154



[FN]
(A) Uncollectible accounts written-off, net of recoveries and reduction of reserve.

                         INDEX TO EXHIBITS

Exhibit No.

3.   Certificate of Incorporation and By-Laws

     3.1 Restated Certificate of Incorporation of the Company filed as Exhibit 3.1 to the Form 10-K for the year ended May 31, 1987, and incorporated herein by reference.

     3.2 Restated By-Laws of the Company, filed as Exhibit 3.2 to the Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

4.   Instruments Defining the Rights of Security Holders

     4.1 Stock Certificate for Common Stock of the Company filed as Exhibit 4.1 to the Form 10-K for the year ended May 31, 1986, and incorporated herein by reference.

     4.2 Rights Agreement dated as of November 8, 1989 between the Company and American Stock Transfer & Trust Company filed as
Exhibit 2.1 to the Registration Statement on Form 8-A dated
November 3, 1989, and incorporated herein by reference.

10.  Material Contracts

     10.1 Syncor International Corporation 1981 Master Stock Option Plan, as amended, filed as part of the Company's Proxy Statement dated November 5, 1985, for its Annual Meeting of Stockholders held November 26, 1985, and incorporated herein by reference.*

     10.2 Form of Indemnity Agreement substantially as entered into between the Company and each Director and Officer, filed as
Exhibit 3.2 Appendix A to the Form 10-K for the year ended
December 31, 1995, and incorporated herein by reference.*

     10.3 Form of Benefits Agreement substantially as entered into between the Company and each Director, filed as Exhibit 10.8 to the Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.*

     10.4 Form of Benefits Agreement substantially as entered into between the Company and certain employees, filed as Exhibit
10.8 to the Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.*

     10.5 Syncor International Corporation 1990 Master Stock Incentive Plan, as amended and restated, filed as part of the Company's Proxy Statement dated October 4, 1993 for its Annual Meeting of Stockholders held November 15, 1993, and incorporated herein by reference.*

     10.6   Syncor International Corporation Deferred
Compensation Plan effective July 1, 1991, as Amended and Restated effective April 19, 1993, filed as Exhibit 10.11 to the Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.*

     10.7 Form of Stock Option Agreement substantially as entered into between the Company and certain employee Directors and employees filed as Exhibit 10.15 to the Form 10-K for year ended December 31, 1993, and incorporated herein by reference.*

     10.8 Form of Stock Option Agreement substantially as entered into between the Company and certain non-employee Directors filed as Exhibit 10.16 to the Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.*

     10.9 Non-employee Director 1995 Stock Incentive Award Agreement dated January 24, 1995 entered into between the Company and Arnold E. Spangler, filed as Exhibit 10.17 to the Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.*

     10.10 Non-employee Director 1995 Stock Incentive Award Agreement dated January 24, 1995 entered into between the Company and George S. Oki, filed as Exhibit 10.18 to the Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.*

     10.11 Non-employee Director 1995 Stock Incentive Award Agreement dated January 24, 1995 entered into between the Company and Henry Wagner, Jr, filed as Exhibit 10.19 to the Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.*

     10.12 Non-employee Director 1995 Stock Incentive Award Agreement dated April 29, 1996, entered into between the Company and Gail Wilensky, filed as Exhibit 4.3(b) to the Registration Statement on Form S-8 filed on December 20, 1996 to register the shares underlying said Award Agreement, and incorporated herein by reference.*

     10.13 Non-employee Director 1995 Stock Incentive Award Agreement dated April 29, 1996, entered into between the Company and Steven Gerber, filed as Exhibit 4.3(a) to the Registration Statement on Form S-8 filed on December 20, 1996 to register the shares underlying said Award Agreement, and incorporated herein by reference.*

     10.14  Loan Agreement, dated September 30, 1996, between the
Company and The First National Bank of Chicago, filed as Exhibit
10.1 to the Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.

     10.15 Subscription Agreement, dated July 15, 1996, executed by Syncor Management Corporation in favor of American Tax Credit Corporate Fund III, L.P., together with a Promissory Note, dated
July 15, 1996, executed by Syncor Management Corporation in favor of John Hancock Mutual Life Insurance Company, as assignee of Corporate Credit, Inc., and the Guarantee of Parent Corporation, dated July 15, 1996, executed by the Company in favor of John Hancock Mutual Life Insurance Company, as assignee of Corporate Credit,
Inc.

     10.16 The 1995 Management Incentive Plan of the Company, filed as Exhibit 10.20 to the Form 10-K for the year ended
December 31, 1995, and incorporated herein by reference.*

     10.17 The 1996 Management Incentive Plan of the Company, filed as Exhibit 10.3 to the Form 10-Q for the quarter ended
September 30, 1996, and incorporated herein by reference.*

     10.18  The 1997 Management Incentive Plan of the Company.*

     10.19 The Office Lease, dated as of September 30, 1996, between Massachusetts Life Insurance Company and the Company, relating to the office lease for the Company's corporate headquarters in Woodland Hills, California.

     10.20  Lease, dated May 30, 1996, between the Company and
Technology Park/Atlanta, Inc., relating to the office lease for the Company's administrative office in Duluth, Georgia.

11.  Statement Re:  Computation of Per Share Earnings

     Computation can be clearly determined from the material contained in the Company's Annual Report to Stockholders for year ended December 31, 1996.

13.  Annual Report to Security Holders

     Syncor International Corporation Annual Report to
Stockholders for the year ended December 31, 1996, except for specific information in such Annual Report expressly incorporated herein by reference, is furnished for the information of the Commission and is not to be deemed "filed" as part hereof.

21.  Subsidiaries of the Registrant

                                           State or Country
Name of Subsidiary                         of Organization
__________________                         _______________
Syncor Diagnostics, LLC                    California
Syncor Management Corporation              Delaware
Syncor Midland, Inc.                       Texas
Beijing Syncor Medicine Corporation, Ltd.  People's Republic
                                              of China
Pharmatopes (Proprietary) Limited**        Republic of South
                                              Africa
Shanghai Syncor Medicine Corporation, Ltd. People's Republic
                                              of China
Specialised Medical Trading Pty. Ltd.**    Commonwealth of
                                              Australia
Syncor de Mexico, S.A. de C.V.**           United Mexican States
Syncor de Puerto Rico, Inc.**              Commonwealth of
                                              Puerto Rico
Syncor Hong Kong Limited**                 Hong Kong, B.C.C.
Syncor International (Thailand) Co., Ltd.  Kingdom of Thailand
Syncor Korea, Inc.**                       Republic of Korea
Syncor New Zealand Limited**               New Zealand
Syncor Pharmacies Australia Pty. Ltd.**    Commonwealth of
                                              Australia
Syncor Overseas Ltd.                       British Virgin
                                              Islands
Syncor Philippines, Inc.**                 Republic of the
                                              Philippines
Syncor Taiwan, Inc.**                      Taiwan Republic of
                                              China


23.  Consent of KPMG Peat Marwick LLP.

27.  Financial Data Schedule
_____________________________________

     *    Management contracts or compensatory plan
     **   Subsidiaries of Syncor Overseas Ltd.

                         Exhibit 10.15


         AMERICAN TAX CREDIT CORPORATE FUND III, L.P.

                    SUBSCRIPTION AGREEMENT
                    _______________________

               (Each Investor should complete and
             execute this Agreement for each Closing.)


American Tax Credit Corporate Fund III, LP.
112 N. Galway Drive
P.O. Box 430
Granville, OH 43023

Ladies and Gentlemen:

     American Tax Credit Corporate Fund III, LP., a Delaware limited partnership (the "Partnership"), is offering units (the "Units") of limited partnership interests pursuant to the terms of a Confidential Private Placement Memorandum dated March 1, 1996 (as supplemented from time to time, the "Memorandum"). Terms defined in the Memorandum and used but not otherwise defined herein shall have the meanings given them in the Memorandum.

     1. Subscription and Appointment of Attorney-in-Fact. (a) The undersigned (the "Investor") hereby subscribes for the number of Units set forth in paragraph (b) below. By executing this Subscription Agreement, the Investor (i) executes under seal the Partnership Agreement and adopts and agrees to be bound by all the provisions thereof and by so doing will become, upon acceptance by the General Partner, a Limited Partner, and (ii) irrevocably constitutes and appoints the General Partner, each general partner of any General Partner which is a partnership or limited partnership and each person from time to time holding the offices of president, vice president or treasurer of any General Partner or its general partner which is a corporation (the "Attorney"), and each of them acting singly, with full power of substitution and in the manner set forth in Section 11.01 of the Partnership Agreement its true and lawful attorney-in-fact, with full power and authority to act in its name, place and stead to
(A) make, execute, sign, certify, acknowledge, deliver, swear to, file and record on its behalf at the appropriate public offices
(i) the Partnership Agreement, the Certificate of Limited Partnership for the Partnership and all amendments to the Partnership Agreement or said Certificate of Limited Partnership adopted in accordance with the terms thereof and all instruments which any such Attorney deems appropriate to reflect a change or modification of the Partnership in accordance with the terms of the Partnership Agreement and (ii) any and all documents or instruments (including, without limitation, Uniform Commercial Code financing statements) necessary to evidence or perfect the security interest granted to the Partnership pursuant to the Investor Security Agreement; (B) make any necessary clarifying or conforming changes to the Subscription Documents; and (C) execute on behalf of the Investor (if such Investor is utilizing the Installment Method) any Investor Note(s) in one or more counterparts in order to facilitate the assignment and pledge of portions of such Investor Note(s) by the Partnership as security for a bridge loan to one or more lenders. (In no event will the aggregate amount due under such counterpart promissory note executed by the General Partner on behalf of the investor exceed the aggregate amount due under the Investor Note(nor will the terms of payment of such counterpart promissory notes differ from the terms of pant of such Investor Note(s)).

(b) The undersigned hereby subscribes for the number of Units in the Partnership set forth below and hereby agree to be bound by the terms set forth in the Partnership Agreement, as well as all of the provisions of this Subscription Agreement

CASH METHOD:

 X   times $1,000,000 per Unit =             $2,000,000.00
____                                         Total Purchase Price
(Total Number of Units for Current Closing) (Amount Paid Herewith)


DEFERRED CASH METHOD:

____ times $1,000,000 per Unit =             $ _____________
     (Total Number of Units for              Total Purchase Price
     Current Closing)

     Amount Paid Herewith under the
     Deferred Cash Method

____ times $350,000 per Unit =               $ ______________
     (Total Number of Units for             (Amount Paid Herewith)
     Current Closing)

INSTALLMENT METHOD:

____ times $_________*  per Unit =           $_______________
     (Total Number of Units for              Total Purchase Price
     Current Closing)

     Amount Paid Herewith under the
     Installment Method:

____ times $______ per Unit =                $___________
     (Total Number of Units for             (Amount Paid Herewith)
     Current Closing)



   *  Amount to be agreed upon by the Investor and the General
Partner. Amount should be sufficient to permit the Partnership to receive $1,000,000 per Unit upon hypothecation of the Investor
Note(s).


____ Check if the Investor is subject to backup withholding pursuant to Section 34O6(a)(1)(c) of the Code.

____ Check if the Investor wishes to purchase the full number of Units subscribed for even if that number of Units could represent more than a particular percentage of the total Units purchased by all Investors, as of the date of any Investor Closing in which the Investor purchases Units.

____ Check if the Investor wishes to be advised from time to time of the aggregate number of Units for which subscriptions have been received by the Partnership and if the Investor wishes to purchase no more than some specified percentage of the total Units purchased by all Investors from time to time. Fill in below the maximum percentage of the total Units purchased by all Investors from time to time which the Investor wishes to purchase:
                         _________________ percent

     The Investor hereby certifies under penalties of perjury that (a) the federal taxpayer identification number of the undersigned set forth in the 0fferee Questionnaire is correct and
(b) the undersigned is not subject to backup withholding under
Section 3406(a)(1)(c) of the Code, unless otherwise indicated above in this Subscription Agreement.

     (c) The Investor acknowledges and agrees that this subscription may be rejected for any reason or may be accepted in whole or in part. If this subscription is accepted in part, the Investor agrees to execute substitute documentation, including if applicable, any Investor Note(s), reflecting its smaller investment.

     2.   Representations Warranties and Agreements of the
Investor.  In order to induce the Partnership and the General
Partner to accept its subscription, the Investor represents, warrants and agrees as follows:

     (a)  The Investor has thoroughly read the Partnership
Agreement, this Subscription Agreement and the other Subscription
Documents, of which this Agreement is a part.

     (b) The Investor has been furnished and has thoroughly read the Memorandum. The Investor has conducted its own investigation of the Partnership and is satisfied that it has received information with respect to all matters which it considers material to its decision to make this investment.

     (c) The Investor fully understands the nature of the risks involved in purchasing Units and is qualified by its own experience to evaluate investments of this type of has relied upon the advice of someone (other than Affiliates of the General Partner) so qualified. The Investor has relied upon its knowledge of financial accounting and federal tax matters relating to its investment or upon the advice as to such matters of someone (other than Affiliates of the General Partner) appropriately qualified.

     (d) If the Investor has elected the Installment Method, the Investor (i) agrees and consents to the sale or pledge of its Investor Note(s) to any lender of the Partnership to secure indebtedness of the Partnership and (ii) recognizes its continuing liability to pay all installments of said Investor Note(s) and the consequences of its failure to do so including, but not limited to, the right of the Partnership or any successor holder of the Investor Note(s) of the undersigned to declare any unpaid Installments immediately due and payable and exercise its rights as a secured party under the Investor Security Agreement.

     (e) If the Investor has elected the Deferred Cash Method, the Investor recognizes its continuing liability to pay all deferred installments of its Capital Contribution and the

     (f) The Investor has been advised that (i) the Partnership has no financial or operating history, (ii) the Units are speculative investments and involve a high degree of risk of loss of the Investor's entire investment and (iii) any federal income tax benefits which may be available to the Investor may be lost through the adoption of new laws or Treasury Regulations or changes in the interpretation of existing laws and Treasury Regulations.

     (g) The Investor is aware of its inability readily to liquidate its investment in case of an emergency and the fact that the Units being purchased by it may have to be held for an indefinite period of time. The Investor understands that the Units being purchased by it have not been registered under the Securities Act of 1933, as amended (the "Act"), or applicable state securities laws, and cannot be sold, transferred or otherwise disposed of unless subsequently registered under the Act and the applicable securities laws of such states or an exemption from such registration is available; that such registration is unlikely at any time in the future; that no transfers of the units may be made untill the General Partner has received an opinion of counsel satislactory to the General Partner (as to both the identity of such counsel and the form and substance of such opinion) to the effect that the transfer would be in compliance with all requirements of the Act and applicable state securities law and tax law. Any such opinions are to be furnished at the expense of the transfer of the Units; and that it is not anticipated that there will be any market for resale of the Units.

     (h) The Investor understands that no state or government authority has made any finding or determination relating to the fairness for investment of the Units offered by the Partnership.

     (i) The Investor is an Accredited Investor (as such term is defined in the Memorandum) and the undersigned (and any guarantors) has a net worth (total assets in excess of total liabilities) of at least five times the purchase price of the Units being purchased by it. The investor has such knowledge and experience in financial and business matters in general and In particular with respect to this type of investment that it is capable of evaluating the merits and risks of an investment In the Partnership. The Investor's overall commitment to ihvesments which are not readily marketable is not disproportionate to its net worth and its investment in the Units will not cause its overall commitment to become excessive. The Investor has adequate means of providing for its current needs and possible contingencies and has no need for liquidity in its investment decisions of this type, or it is relying on the advice of someone (other than the General Partner or its affiliates) appropriately qualified In making this type of investment. The Investor's marginal federal income tax bracket, after taking into account Tax Credits and losses, if any, likely to be generated as a resuit of its investment in Units, is not less than 35% and it expects to remain in that bracket or higher, for several years. The Investor (together with any related corporation with which it files a consolidated tax return) does not, after taking into account the Tax Credits expected to be available from its investment in the Units, utilize tax credits from all sources to offset more than 75% of its taxable income.

     (j) The Investor is making its investment for its own account and not for the account of others and has no present intention of reselling any Units acquired by it. The Investor agrees not to sell, hypothecate or otherwise dispose of all or any part of its Units unless they have been registered under the Act and applicable state securities laws or, in the opinion of counsel for the Partnership, an exemption from the registration requirements of the Act and such state laws is available.

     (k) During the course of the offering of the Units of the Partnership, the Investor and its advisors have had the opportunity to ask questions of and receive answers from representatives of the Partnership or Persons acting on its behalf concerning the terms and conditions of a proposed investment in the Partnership and the Investor and its advisors have also had the opportunity to obtain additional information necessary to verify the accuracv of information previously furnished about the Partnership.

     (l) The Investor is not subscribing for Units as a result of or subsequent to any advertisement, article, notice or other communication published in any newspaper, magazine, or similar media or broadcast over television or radio, any seminar or meeting, or any Solicitation of a subscription by a peson not previously known to the Investor in connection with investments in securities generally.

     (m) The Investor acknowledges and understands the limitations on utilization of Tax Credits under the Internal Revenue Code of 1986, as amended (the "Code"), including, without limitation, that (i) if the Investor constitutes a personal service corporation (i.e., its principal activity is the performance of services in the field of health, law, engineering, architecture, accounting, acturiaI science, performing arts or consulting) under the Code, and does not have substantial amounts of "passive" Income it may not derive the full benefits of the Partnership's losses and tax credits: and (ii) if the investor is a "closely-held Corporation" (i.e. 50% or more of the stock of which is held by five or fewer individuals after application of cerain attribution of 0wnership rules under the Code) it will be able to utilize the Partnership's losses and tax credits, to the extent of its adjusted basis in the Units and its amount at risk, only to offset net active income and passive income, but not portfolio income.

     (n) The Investor represents that it is not (i) a "foreign person" within the meaning of Section 1445 of the Code or a person "which is not a United States Person" within the meaning of Section 1446 of the Code; (ii) a tax-exempt entity; (iii) a real estate investment trust sublect to taxtion under Subchapter M of the Code; or (iv) a corporation subject to taxation under Subchapter S of the Code.

     (o) The undersigned represents that it is not relying on any oral statements and its investment decision is based only on written information provided by the Partnership.

     (p) The value of all securities of "excluded companies" owned by the Investor (or, if the Investor is a wholly owned subsidiary, all "excluded companies" owned directly or indirecy by its parent Corporation) as of the date of its investment (plus its purchase price for the Units) does not exceed 10% of the value of the total assets of the Investor (or, if the Investor is a wholly-owned subsidiary, the consolidated total assets of its parent corporation). For purposes of this Agreement, an "excluded company" is an investment company, as that terms is defined in the Investment Company Act of 1940, as amended (the "1940 Act"), which (i) is excluded from the definition of an investment company solely because there are fewer than 100 beneficial owners of its voting securities, or (ii) would be excluded from such definition solely because there are fewer than 100 beneficial owners of its voting securities if the attribution of ownership rule contained in Section 3(c)(a)(A) of the 1994 Act were not applicable.

     (If an Investor is uncertain about its ability to make this representation, it should consult with its own accountants and/or attorneys prior to signing this Agreement.)

     (q) The Investor represents and warrants to the Partnership as follows:

          (i) The Investor was not formed for the specific purpose of investing in the Partnership.

          (ii) The Investor is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction in which it is incorporated.

          (iii) The Investor has the corporate power and authority to carry on the business in which it is engaged and to purchase Units and become a limited partner in the Partnership.

          (iv) The Partnership Agreement, this Agreement, the Investor Note(s), the Investor Security Agreement, the Investor's obligation to make payments pursuant to the Deferred Cash Method of investment and all other instruments evidencing or securing the indebtedness represented thereby executed by the Investor, have been duly authorized by all necessary corporate action, have been duly executed and delivered by the Investor, and are the legal, valid and binding obligations of the Investor, enforceable in accordance with their terms.

          (v) The execution and delivery by the Investor of the Partnership Agreement, this Agreement, the Investor Note(s), the Investor Security Agreement and all other instruments evidencing or securing the indebtedness presented thereby, do not, and the performance thereof will not, contravene any provision of existing law or regulations, or of the charter or by-laws of the Investor, conflict with or result in any breach of the terms, conditions or provisions of, or constitute a default under, or result in or permit the creation or imposition of any lien, charge or encumbrance upon any of the properties of the Investor pursuant to, any indenture, mortgage, or other agreement or instrument or any judgment, decree, order or decision to which the Investor is a party or by which it is bound.

          (vi) Under existing law, no approval, authorization, license, permit or other action by or filing with, any federal, state municipal or other governmental commission, board or agency is required in connection with the execution and delivery by the Investor of the Partnership Agreement, this Agreement, the Investor Note(s), the Investor Security Agreement and all other instruments evidencing or securing the indebtedness represented thereby executed by the Investor, or the consummation of the transactions contemplated thereby.

     (r) The Investor agrees that it will furnish to the Partnership and any Institutional lender that provides financing to the Partnership or the General Partner such further information or documents as either of them shall require, including without limitation, periodic financial information of the same type it provides to its other lenders and a legal opinion from counsel acceptable to the Partnership or the institutional lender, as the case may be, to the effect of the representations and warranties set forth in paragraph (q) hereof.

     (s) Notwithstanding any of the foregoing representations,.
if the undersigned purchases its Units in a transaction subject to the laws of the following states, it hereby represents with respect to such state as follows:

          (i) Florida. The Investor is aware of the right of withdrawal 517.061(11)(a)(5) of the Florida Securities Act described in the cover pages of the Memorandum.

          (ii) New York. The Investor hereby represents that it is an institutional investor or a corporation with assets valued at a minimum of $5,000,000.

          (iii) Pennsylvania. The Investor hereby acknowledges that the Part is relying upon the exemption from registration of securities set forth in Section 203(d) of the Pennsylvania Securities Act of 1972, as amended (the "Pennsylvania Act"), in connection with the sale of the Unit: to the Investor. In accordance with the requirements of Section 203(d) of the Pennsylvania Act, the Investor hereby agrees not to sell its Units within twelve (12) months form the date of purchase. Additionally, the Investor is aware of the right of withdrawal under Section 207(m) of the Pennsylvania Act described in the cover pages of the Memorandum.

     3. Indemnification. The Investor acknowledges that it understands the meaning and legal consequences of the representations and warranties contained in this Subscription Agreement and hereby agrees to indemnify and hold harmless the Partnership and each Partner thereof (General and Limited) from and against any and all loss, damage or liability due to or arising out of (a) a breach of or any inaccuracy in the declarations, representations, and covenants hereinabove set forth; (b) the disposition of the Units contrary to the foregoing declarations, representations, and covenants; or any action, suit or proceeding based upon (i) the claim that said declarations, representations, or covenants were inaccurate or misleading or otherwise cause for obtaining damages or redress from the Partnership under the Act, or (ii) the disposition of the Units or any part thereof.

     IN WITNESS WHEREOF, the undersigned has subscribed and sworn to this Subscription Agreement under seal and accepts, adopts and agrees to be bound by all of the terms of this Subscription Agreement and the Partnership Agreement on this 15th, day of July 1996.


                    Syncor Management Corporation
                    _____________________________
                    Legal Name of Corporation



                    By:  /s/ Michael E. Mikity
                        ___________________________
                    Signature of Authorized Officer


                    Senior Vice President and Treasurer
                    ___________________________________
                    Name and Title of Authorized Officer


(Corporate Seal)




STATE OF California      )
                         ) ss:
COUNTY OF Los Angeles    )

        On the 15th of July, 1996, before me, a Notary Public in and for the jurisdiction set forth above, personally appeared Michael E. Mikity, Sr. Vice President & Treasurer (title) of Syncor Management Corporation (name of entity), who, being duly sworn,did depose and say and acknowledge to me that he or she did execute the foregoing Subscription Agreement and who, being duly sworn, did acknowledge that he or she knows the seal of said Corporation; that the seal affixed to said instrument is said corporate seal; that said corporate seal was so affixed by the order of the Board of Directors of said corporation; that he or she signed his or her name thereto; and that the same is the duly authorized free act and deed of said entity; and swore thereto.


                         /s/ Paulette Wolfe
                         ____________________
                         Notary Public

                         PROMISSORY NOTE
                         _______________


$2,637,833.00                                 Date: July 15, 1996
                                                    _____________


     FOR VALUE RECEIVED, the Maker ("the Maker") hereby unconditionally promises to pay to the order of Corporate Credit, Inc., (together with its successors and assigns, the "Payee"), the amount of Two Million Six Hundred Thirty-Seven Thousand Eight Hundred Thirty-Three and 00/100 Dollars ($2,637,833.00) at its offices at 345 Park Avenue, 23rd Floor, New York, New York 10152, or at such other place as the Payee may designate in writing to the Maker.

     This amount shall be payable in installments as follows:

(l)  $468,321.00 shall be due and payable on January 15, 1997;

(2)  $433,115.00 shall be due and payable on January 15, 1998;

(3)  $421,842.00 shall be due and payable on January 15, 1999;

(4)  $410,096.00 shall be due and payable on January 17, 2000;

(5)  $397,349.00 shall be due and payable on January 15, 2001;

(6)  $382,689.00 shall be due and payable on January 15, 2002;

(7)  $124,421.00 shall be due and payable on January 15, 2003.

     This Note is secured by the Collateral described in that certain Security Agreement, dated the date hereof, given by the Maker to the Payee. It may be negotiated, endorsed, assigned, transferred, pledged, or hypothecated by the Payee and shall constitute a negotiable instrument. In the event that this Note is negotiated, endorsed, assigned, transferred, hypothecated and/or pledged, all references to the Payee shall apply to the holder, pledgee or transferee as if named as original Payee under this Note.

     The Maker hereby waives presentment, demand for payment, notice of dishonor, notice of protest, and protest, and all other notices or demands in connection with the delivery, acceptance, performance, default, endorsement or guaranty of this instrument. The obligation to make payments to the Payee hereunder is absolute and unconditional and the rights of said Payee shall not be subject to any defense, set-off, counterclaim or recoupment which the Maker may have against any person or entity, including the Payee. If this Note is held by a bank, insurance company or a lending or financing institution, such holder, its successors, assigns and endorsees, shall in all respects be deemed a holder in due course, and the Maker expressly waives any rights it may have to assert that such holder or subsequent holder is not a holder in due course.

     Any of the following shall constitute an Event of Default hereunder ("Event of Default"):

     a. The Maker shall fail to make any payment due hereunder on the due date; or

     b. The Maker shall become insolvent or makes an assignment for the benefit of creditors or any petition is filed or case commenced by or against the Maker under any provision of any law or statute alleging that the Maker is insolvent or unable to pay debts as they mature and in the case of any such petition filed against the Maker 60 days shall have passed without such petition having been stayed or dismissed; or

     c. A custodian, receiver, trustee, conservator, liquidator or similar official shall be appointed for the Maker or any substantial part of its property; or

     d. The issuing of any order or judgment of attachment or garnishment against any property of the Maker, enforcement of which shall not have been stayed pending appeal within 60 days from entry of such judgment or order, or such judgment or order shall not have been discharged by payment, vacated or reversed within 60 days from entry thereof; or

     e. The dissolution or other winding up of the Maker or the merger or consolidation of the Maker with or into any other entity, except where the Maker is the surviving corporation or the surviving corporation shall have assumed the Maker's obligations hereunder and the Payee shall have consented to such merger or assumption in its sole and absolute discretion; or

     f. The occurrence of any Event of Default under the Security Agreement given by the Maker to the Payee.

     Upon the occurrence of any such Event of Default, the Payee shall have the option to declare the entire outstanding principal balance on this Note immediately due and payable without presentment or protest or notice or demand, all of which are expressly waived by the Maker. If an Event of Default shall occur and be continuing, the Maker shall be obligated to pay interest on the entire amount in default from the date of default at an annual rate equal to the lesser of 13% per annum or the highest amount permitted by applicable law. Notwithstanding the foregoing, nothing herein is intended to result in interest being charged which would exceed the maximum rate permitted by law.

     Should this Note, or any part of the indebtedness evidenced hereby, be collected by law or through an attorney-at-law, the Payee shall be entitled to collect all costs of collection, including, but not limited to, reasonable attorney's fees.

     The Note shall be construed and enforced in accordance with the laws of the State of California, without giving effect to the principles thereof relating to the conflict of laws. For any dispute arising under or relating to this Note, the Maker hereby irrevocably submits to the jurisdiction of the Courts, Federal or State, at the discretion of the Payee of either the State of New York or the Courts of any jurisdiction in which the Payee maintains its principal place of business and Maker waives any objection to either such forum as the Payee may select.


WITNESS the execution hereof under seal this 15th day of July, 1996.

                    Syncor Management Corporation
                    ___________________________________
                    Legal Name of Corporation
                    (Please print)

                    By:  /s/ Michael E. Mikity
                         _______________________________
                    Signature of Authorized Officer

                    Senior Vice President and Treasurer
                    ____________________________________
                    Name and Title of Authorized Officer

                 GUARANTEE OF PARENT CORPORATION
                 ________________________________

     For valuable consideration, receipt of which is hereby acknowledged, the undersigned (the "Guarantor") hereby unconditionally guarantees to Corporate Credit, Inc., a New York Corporation (together with its successors and assigns, the "Lender"), the payment and performance of all the obligations of Syncor Management Corporation (name of subsidiary corporation) (the "Borrower") under the Promissory Note in the amount of $2,637,833.00, dated July 1996, executed by the Borrower and payable to the Lender (the "Note").

     This is an absolute, unconditional, present and continuing guarantee of payment and not of collection, and the Guarantor hereby waives acceptance of this guarantee and, to the extent permissible under applicable law, all notices which may be required to be given to the Guarantor and all defenses which may be available to the Guarantor under the Note or hereunder, as guarantor or surety as the case may be, wider any statute or rule of law. The obligation of the Guarantor hereunder is the liability of a surety and is in no way conditioned or contingent upon any attempt to collect from Borrower hereunder, or upon any other condition or contingency and shall arise immediately upon nonpayment of the Note without taking any prior action or proceeding of any kind to enforce any such Note or for the liquidation or foreclosure of any security given for such Note.

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

     This Guarantee contains our sole and entire understanding and agreement with respect to its entire subject matter, and all prior negotiations, discussions, commitments, representations, agreements and understandings heretofore are merged herein. This Guarantee cannot be changed or terminated orally.

     The obligations of the Guarantor hereunder shall not be affected, impaired, released or lessened by any defense, set-off or counterclairn which Borrower or Guarantor may have against Lender or any other entity, or by the invalidity, irregularity or unenforceability of all or any part of the Borrower Obligations or of any of the documents executed by the Borrower or the Guarantor, or by the delay or failure of the Lender to exercise any of its rights and remedies against the Borrower or against any collateral or security for the Borrower Obligations. No amendment or modification of this Guarantee shall be effective unless the same shall be in writing, duly signed on behalf of the entity against whom such waiver, modification or amendment is asserted.

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


                 Date:  July 15, 1996




Syncor International Corporation             /s/ Edwin Burgos
________________________________             ___________________

Name of Parent Corporation                   Witness
(Print)


By:  /s/ Michael E. Mikity
      ____________________________
Signature of Authorized
Officer of Parent Corporation



Michael Mikity, Vice President and Chief Financial Officer
___________________________________
Name and Title (Print)

                        Exhibit 10.18











                1997 MANAGEMENT INCENTIVE PLAN






                    SUMMARY PLAN DESCRIPTION


                         Revised 2/97

               1997 MANAGEMENT INCENTIVE PLAN


PURPOSE

     The 1997 Management Incentive Plan is designed to support the achievement of the Company's profit objectives by incentivizing managers, directors and above who have direct influence in accomplishing Syncor's business objectives for 1997. Direct influence is defined as budgetary responsibility, major program responsibility and sales responsibility.


OVERVIEW

     The objectives of the 1997 Management Incentive Plan are as follows:

     To be profit driven
     To be based on shared and/or common goals
     To be aligned with the achievement of the Company's overall business objectives
     To be clearly communicated to all participants
     To have measurable criteria
     To support team concepts and philosophies

     In addition, the 1997 Plan was developed to ensure: consistency with overall Company performance (Earnings Per Share
- EPS); the providing of equity in total incentive opportunity; and affordability. The 1997 Management Incentive Plan consists of three incentive components; based on your position, you may be eligible for one or more of the following components of the Management Incentive Plan:

1)   Local Achievement Incentive

2)   Earnings Per Share (EPS) Incentive*

     EPS Level 1
     EPS Level 2

3)   Long-Term Incentive*

*The EPS Incentive and Long-Term Incentive are subject to
Individual Performance achievement. Please refer to the Individual Performance section on pages 6 through 8 for more details.

     The following two pages summarize how payment under each of the Incentive Plan components (1 and 2) is determined and what positions are eligible to participate in these component(s).

_________________________________________________________________

             Local
          Achievement    Payment   Earnings Per Share    Payment
Position   Incentive    Based On   (EPS) Incentive*      Based On
_________________________________________________________________
Pharmacy  Paid at 100%   Local    Paid at achievement    Syncor's
Manager   targeted       Pharmacy        of:             Combined
          profit         or Team  EPS Level 1=$.60/share     CY97
          contribution   CY97     EPS Level 2=$.70/share   Annual
          achievement    Annual                           Results
                         Results

Senior    Paid at 100%   Local    Paid at achievement    Syncor's
Pharmacy  targeted       Pharmacies      of:             Combined
Manager   profit         or Team  EPS Level 1=$.60/share     CY97
          contribution   CY97     EPS Level 2=$.70/share  Annual
          achievement    Annual                           Results
                         Results

Sales        N/A         N/A      Paid at achievement    Syncor's
Manager                                 of:              Combined
                                  EPS Level 1=$.60/share     CY97
                                  EPS Level 2=$.70/share   Annual
                                                          Results

General      N/A         N/A      Paid at achievement    Syncor's
Manager                                 of:              Combined
                                  EPS Level 1=$.60/share     CY97
                                  EPS Level 2=$.70/share   Annual
                                                          Results

National     N/A         N/A      Paid at achievement    Syncor's
Account                                 of:              Combined
Manager                           EPS Level 1=$.60/share     CY97
                                  EPS Level 2=$.70/share   Annual
                                                          Results

Corporate    N/A         N/A      Paid at achievement    Syncor's
Manager                                 of:              Combined
(Grade                            EPS Level 1=$.60/share     CY97
314+)                             EPS Level 2=$.70/share   Annual
                                                          Results

Program      N/A         N/A      Paid at achievement    Syncor's
Director                                of:              Combined
                                  EPS Level 1=$.60/share     CY97
                                  EPS Level 2=$.70/share   Annual
                                                          Results

[FN]
*Payment of Incentive is subject to Consolidated EPS target and Individual Performance achievement. Please refer to the following applicable sections for more details.

_________________________________________________________________

             Local
          Achievement  Payment    Earnings Per Share      Payment
Position   Incentive   Based On    (EPS) Incentive*      Based On
_________________________________________________________________
Director      N/A        N/A      Paid at achievement    Syncor's
                                         of:             Combined
                                  EPS Level 1=$.60/share     CY97
                                  EPS Level 2=$.70/share   Annual
                                                          Results

Executive     N/A        N/A      Paid at achievement    Syncor's
Director                                of:              Combined
                                  EPS Level 1=$.60/share     CY97
                                  EPS Level 2=$.70/share   Annual
                                                          Results

VP, Sales     N/A        N/A      Paid at achievement    Syncor's
and                                     of:              Combined
Operations                        EPS Level 1=$.60/share     CY97
                                  EPS Level 2=$.70/share   Annual
                                                          Results

VP,           N/A        N/A      Paid at achievement    Syncor's
Department                              of:              Combined
Function                          EPS Level 1=$.60/share     CY97
                                  EPS Level 2=$.70/share   Annual
                                                          Results

Officer       N/A        N/A      Paid at achievement    Syncor's
                                        of:              Combined
                                  EPS Level 1=$.60/share     CY97
                                  EPS Level 2=$.70/share   Annual
                                                          Results
_________________________________________________________________

[FN]
*Payment of Incentive is subject to Consolidated EPS target and
Individual Performance achievement. Please refer to the following applicable sections for more details.
PAY COMPONENTS
______________

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

Team Incentive:
______________
Pharmacy Managers and Senior Pharmacy Managers may have the opportunity to participate in the Local Achievement Incentive based on team performance. The team can either be a metro area or the entire Business Unit. All Pharmacy Managers, Senior Pharmacy Managers and General Managers will be provided with information so an informed decision can be made to either participate on an individual basis or as part of a team. Teams must submit a petition explaining what the benefits and obstacles are of participating as a team and how it will benefit the Company in order to participate as a team. The decision to submit the petition must be made by a majority vote of all Pharmacy Managers and Senior Pharmacy Managers within a metro area or Business Unit. If it is selected to submit a petition to participate as a team by majority vote within a metro area or Business Unit, then the petition should be written by members of the team. Once all team members have reviewed the petition, they must vote by a super majority vote to submit the petition. One the petition has been accepted and approved, all affected managers will be required to sign a document indicating their agreement to participate in the Local Achievement Incentive as a team. If team participation is elected, the Local Achievement Incentive will be calculated as stated above, using combined profit contribution results for the participating pharmacies. (The applicable General Manager's budget will be included in the calculation.) The decision to participate as a team is binding for the entire 1997 Plan Year.

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

II.  EPS INCENTIVE
     _____________

Company Performance

Overall Company performance must be achieved prior to payment of EPS Incentives. Company performance consists of two requirements:

_________________________________________________________________

     Requirement         Earnings per Share (EPS)       Target
_________________________________________________________________
          I                   Consolidated             $.68/share
          II                  CORE - Level 1           $.60/share
                              CORE - Level 2           $.70/share
_________________________________________________________________


Requirement I - Consolidated EPS must be achieved first.  The
Consolidated EPS target is a combination of the following:

          CORE                $.60/share
          PET                ($.10/share)
          Other Earnings      $.18/share
          ______________      __________
          Consolidated        $.68/share

Requirement II - CORE EPS Level 1 must be achieved for the EPS
Level 1 payment to occur and EPS Level 2 must be achieved for the EPS Level 2 payment to occur. Further explanation is provided below:

The EPS Incentive includes two possible incentive payments:

     Level 1) If the Company meets its targeted EPS of $.60/share, and

     Level 2) If the Company exceeds its targeted EPS and attains
     $.70/share.

A percent of salary is designated for each eligible employee for both levels of EPS achievement: $.60/share and $.70/share. To calculate the EPS Incentive at $.60/share, the designated percentage is multiplied by the eligible employee's salary. To calculate the EPS Incentive at $.70/share, the designated percentage is multiplied by the eligible employee's salary; add the result to the incentive calculated at $.60/share to calculate the total EPS Incentive. The salary used to determine the incentive payment will be the salary in effect at 01/01/97. However, if an employee receives a salary change during 1997, the payment will be determined based on an average salary for 1997.

(Please refer to the Eligibility Chart on page 10 for your Local
Achievement Incentive, if applicable, and percentage of salary payable for EPS achievement.)

III. LONG-TERM INCENTIVE
     ___________________

A Long-Term Incentive has been designed to reward long-term results. Program Directors, Directors, General Mangers, Executive Directors, Vice Presidents and Officers will have an additional percentage of salary designated for each EPS achievement level (i.e., $.60/share and $.70/share) set aside in a long-term plan. This Long Term Incentive is deferred for three years. Please refer to pages 12-15 for more details if you are eligible for this incentive.

INDIVIDUAL PERFORMANCE
______________________

There are two eligibility components used to determine Individual performance results achieved for payment of the EPS Incentive and the Long-Term Incentive: 1) Financial Objectives and 2) Management by Objectives (MBO's). Your individual performance on these two components will be used to derive an Individual Performance achievement factor which will be multiplied by your EPS Incentive amount (and Long-Term Incentive amount for eligible positions) to determine your final pay-out. As you can see below, financial objectives that are not met at 100% are severely discounted for the pay-out level. The weighting of each of the components of the Individual Performance achievement factor are as follows:

Field Managers:
______________

1) Financial Objectives (70% weighting) - Field managers' financial objectives are measured by attainment of targeted profit contribution for core business only (bulk not included). The Financial Objective (70% weighting) will be based on combined profit contribution results for the participating pharmacies for all Pharmacy Managers and Senior Pharmacy Managers participating in the plan as part of a team. For managers not participating as a team, individual pharmacy profit contribution results will be used.


     Profit Contribution (PC)
     _____________________________________

     PC Achievement*          Payout Level
     ______________           ____________
     90% - 94.9%                   1/3
     95% - 99.9%                   2/3
     100% or greater               3/3
     _____________________________________

[FN]
     *Less than 90% will result in no credit for the Financial objective.

2) MBO's (30% weighting) - Field managers determine these objectives in conjunction with their direct supervisor based on their local market/location needs, threats, opportunities, etc. After the end of the Plan Year, the supervisor will assess each manager's performance on established MBO's. (Refer to the Guidelines for Developing MBO's and the MBO Worksheet for additional information.)

Corporate Managers (Cost Center Responsibility Only):
____________________________________________________

1) Financial Objectives (40%) - Corporate managers' financial objectives are measured by budget attainment.

     Budget Attainment

     _____________________________________

     Budget Attainment        Payout Level
     _________________        ____________
     105% - 110%                   1/3
     100.1 - 104.9%                2/3
     100% or less                  3/3
     _____________________________________

[FN]
     *Greater than 110% will result in no credit for the Financial objective.

2) MBO's (60%) - Corporate managers determine these objectives in conjunction with their direct supervisor based on their department needs, threats, opportunities, etc. After the end of the Plan Year, the supervisor will assess each manager's performance on established MBO's. (Refer to the Guidelines for Developing MBO's and the MBO Worksheet for additional information.)


Corporate Managers (Cost Center with Field Responsibility):
__________________________________________________________

1) Financial Objectives (70%) - Corporate managers' (with field responsibility) financial objectives are measured by budget attainment for core business only (bulk not included).

     Budget Attainment

     _____________________________________

     Budget Attainment        Payout Level
     _________________        ____________
     90% - 94.9%                   1/3
     95% - 99.9%                   2/3
     100% or greater               3/3
     _____________________________________

[FN]
     *Less than 90% will result in no credit for the Financial objective.

For all General Managers, the Financial Objective (70%) will be calculated as follows:

     1/2 (35%) -    based on overall budget attainment results
for the General Manager's Business Unit (all applicable pharmacy cost centers plus General Manager's individual cost center).

     1/2 (35%) -    based on overall budget attainment results
for the General Manager's Area (all applicable pharmacy cost centers plus all applicable General Managers' cost centers plus the applicable Area's cost center).

2) MBO's (30%) - Corporate managers determine these objectives in conjunction with their direct supervisor based on their unit/area needs, threats, opportunities, etc. After the end of the Plan Year, the supervisor will assess each manager's performance on established MBO's. (Refer to the Guidelines for Developing MBO's and the MBO Worksheet for additional information.)

     It is the responsibility of the manager and his/her supervisor to track the performance of the manager throughout the year. In order to simplify the tracking process, an MBO Worksheet has been provided (see page 11). Required signatures are the manager and immediate supervisor. Completed MBO Worksheets must be turned in to Human Resources no later than April 30, 1997. After the end of the Plan Year, MBO's will be evaluated by each manager's immediate supervisor; evaluated MBO Worksheets must be turned in to Human Resources no later than January 31, 1998.


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

3. Eligible part-time employees will be paid a partial amount, based on the total number of hours worked during 1997. If the employee works at least 500 hours during the year, but less than an average of 35 hours a week, the employee will receive two-thirds payment, subject to the rules of the Plan. Employees who work on a casual basis, that is, less than 500 hours per year, are not eligible.

4. Employees must begin employment with Syncor International Corporation before October 1, 1997, to participate in this Incentive Plan. Eligible employees whose first date of employment falls between January 1, 1997, and October 1, 1997, will participate on a prorated basis. If an employee's hire date occurs by the 15th of the month, the month will be credited for proration. If the employee's hire date occurs after the 15th of the month, the month will not be credited for proration and proration will start with the month following the employee's hire date.

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

8. Payment of an incentive will occur within two months after audited Calendar Year 1997 operating results are announced. It is expected that incentive payments will be distributed during March of 1998.

THE INCENTIVE PLAN, AS DESCRIBED, SHALL BE THE MECHANISM AND THE WAY TO IMPLEMENT THE INTENTION OF MANAGEMENT. THIS INCENTIVE PLAN SHALL NOT OBLIGATE THE COMPANY OR MANAGEMENT TO GRANT THE BENEFITS CONTEMPLATED HEREUNDER. CURRENTLY, IT IS MANAGEMENT'S INTENTION AND BETS JUDGMENT THAT THE PLAN SHOULD BE CARRIED OUT AS DESCRIBED. HOWEVER, UPON HAPPENING OF UNFORESEEN CIRCUMSTANCES, MANAGEMENT RESERVES THE RIGHT TO CHANGE THE PLAN AT ANY TIME, RETROACTIVE TO THE BEGINNING OF 1997. NO BENEFITS ARE VESTED OR COUPLED WITH INTEREST BEFORE PAYMENT IS COMMENCED.

                         ELIGIBILITY CHART

As outlined on page 4, payment of a Local Achievement Incentive is based on 100% achievement of targeted profit contribution. Payment of an EPS Incentive is based on the Company meeting the Consolidated EPS target of $.68/share and the CORE EPS Level 1 = $.60/share or EPS Level 2 = $.70/share. (The EPS Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The Local Achievement Incentive and percentages of salary for EPS achievement are shown below for the listed eligible position:

________________________________________________________________

Eligible Position             Incentive Plan(s) Eligible For
_________________             __________________________________
Pharmacy Manager*             1. Local Achievement Incentive
                                 Incentive = $8,125
                              2. EPS Incentive
                                 Level 1 - Percent of Salary = 7%
                                 Level 2 - Percent of Salary=1.5%
_________________________________________________________________

[FN]
*Note:  This position may also participate in the 1997 Sales
Incentive Plan - YTD Territory Incentive Target - if a sales territory is assigned.

                         ELIGIBILITY CHART

As outlined on page 4, payment of a Local Achievement Incentive is based on 100% achievement of targeted profit contribution. Payment of an EPS Incentive is based on the Company meeting the Consolidated EPS target of $.68/share and the CORE EPS Level 1 = $.60/share or EPS Level 2 = $.70/share. (The EPS Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The Local Achievement Incentive and percentages of salary for EPS achievement are shown below for the listed eligible position:

_________________________________________________________________

Eligible Position             Incentive Plan(s) Eligible For
_________________             ___________________________________
Senior Pharmacy Manager*      1. Local Achievement Incentive
                                 Incentive = $10,000
                              2. EPS Incentive
                                 Level 1 - Percent of Salary = 8%
                                 Level 2 - Percent of Salary = 2%
_________________________________________________________________

[FN]
*Note:  This position may also participate in the 1997 Sales
Incentive Plan - YTD Territory Incentive Target - if a sales territory is assigned.

                         ELIGIBILITY CHART

As outlined on pages 4 - 5, payment of an EPS Incentive is based on the Company meeting the Consolidated EPS target of $.68/share and the CORE EPS Level 1 = $.60/share or EPS Level 2 = $.70/share. (The EPS Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position:

_________________________________________________________________

Eligible Position             Incentive Plan(s) Eligible For
_________________             ___________________________________
Sales Manager*                EPS Incentive
                                 Level 1 - Percent of Salary =25%
                                 Level 2 - Percent of Salary = 5%
_________________________________________________________________

[FN]
*Note:  This position also participates in the 1997 Sales
Incentive Plan - YTD Unit Territory Incentive Target and for
Sales Managers with a territory, YTD Territory Incentive Target.

                         ELIGIBILITY CHART

As outlined on pages 4 - 5, payment of an EPS Incentive is based on the Company meeting the Consolidated EPS target of $.68/share and the CORE EPS Level 1 = $.60/share or EPS Level 2 = $.70/share. (The EPS Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position:

_________________________________________________________________

Eligible Position             Incentive Plan(s) Eligible For
_________________             ___________________________________
National Account Manager*     EPS Incentive
                                 Level 1 - Percent of Salary =18%
                                 Level 2 - Percent of Salary = 4%
_________________________________________________________________

[FN]
*Note:  This position also participates in the 1997 Sales
Incentive Plan.


                         ELIGIBILITY CHART

As outlined on pages 4 - 5, payment of an EPS Incentive is based on the Company meeting the Consolidated EPS target of $.68/share and the CORE EPS Level 1 = $.60/share or EPS Level 2 = $.70/share. (The EPS Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position:

_________________________________________________________________

Eligible Position             Incentive Plan(s) Eligible For
_________________             ___________________________________
Corporate Manager-            EPS Incentive
Grade 314                        Level 1 - Percent of Salary = 6%
                                 Level 2 - Percent of Salary = 2%
_________________________________________________________________


                         ELIGIBILITY CHART

As outlined on pages 4 - 5, payment of an EPS Incentive is based on the Company meeting the Consolidated EPS target of $.68/share and the CORE EPS Level 1 = $.60/share or EPS Level 2 = $.70/share. (The EPS Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position:

_________________________________________________________________

Eligible Position             Incentive Plan(s) Eligible For
_________________             ___________________________________
Corporate Manager             EPS Incentive
Grade 315                        Level 1 - Percent of Salary = 7%
                                 Level 2 - Percent of Salary=2.5%
_________________________________________________________________


                         ELIGIBILITY CHART

As outlined on pages 4 - 5, payment of an EPS Incentive is based on the Company meeting the Consolidated EPS target of $.68/share and the CORE EPS Level 1 = $.60/share or EPS Level 2 = $.70/share. (The EPS Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position:

_________________________________________________________________

Eligible Position             Incentive Plan(s) Eligible For
_________________             ___________________________________
Corporate Manager -           1. EPS Incentive
Grade 316                        Level 1 - Percent of Salary = 8%
                                 Level 2 - Percent of Salary=2.5%
_________________________________________________________________


                         ELIGIBILITY CHART

As outlined on pages 4 - 5, payment of an EPS Incentive is based on the Company meeting the Consolidated EPS target of $.68/share and the CORE EPS Level 1 = $.60/share or EPS Level 2 = $.70/share. (The EPS Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position:

_________________________________________________________________
Eligible Position             Incentive Plan(s) Eligible For
_________________             ___________________________________
Corporate Manager -           EPS Incentive
Grade 317                        Level 1 - Percent of Salary= 10%
                                 Level 2 - Percent of Salary = 3%
_________________________________________________________________


                         ELIGIBILITY CHART

As outlined on pages 4 - 5, payment of an EPS Incentive is based on the Company meeting the Consolidated EPS target of $.68/share and the CORE EPS Level 1 = $.60/share or EPS Level 2 = $.70/share. (The EPS Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position:

_________________________________________________________________

Eligible Position             Incentive Plan(s) Eligible For
_________________             ___________________________________
Corporate Manager -           EPS Incentive
Grade 318                        Level 1 - Percent of Salary =11%
                                 Level 2 - Percent of Salary = 3%
_________________________________________________________________


                         ELIGIBILITY CHART

As outlined on pages 4 - 5, payment of an EPS Incentive is based on the Company meeting the Consolidated EPS target of $.68/share and the CORE EPS Level 1 = $.60/share or EPS Level 2 = $.70/share. he EPS Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position:

_________________________________________________________________

Eligible Position             Incentive Plan(s) Eligible For
_________________             ___________________________________
Corporate Manager -           EPS Incentive
Grade 319                        Level 1 - Percent of Salary =13%
                                 Level 2 - Percent of Salary=3.5%
_________________________________________________________________


                         ELIGIBILITY CHART

As outlined on pages 4 - 5, payment of an EPS Incentive is based on the Company meeting the Consolidated EPS target of $.68/share and the CORE EPS Level 1 = $.60/share or EPS Level 2 = $.70/share. (The EPS Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position:

_________________________________________________________________

Eligible Position             Incentive Plan(s) Eligible For
_________________             ___________________________________
Corporate Manager -           EPS Incentive
Grade 320                        Level 1 - Percent of Salary =14%
                                 Level 2 - Percent of Salary=3.5%
_________________________________________________________________


                         ELIGIBILITY CHART

As outlined on pages 4 - 5, payment of an EPS Incentive is based on the Company meeting the Consolidated EPS target of $.68/share and the CORE EPS Level 1 = $.60/share or EPS Level 2 = $.70/share. (The EPS Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position:

_________________________________________________________________

Eligible Position             Incentive Plan(s) Eligible For
_________________             ___________________________________
Corporate Manager -           EPS Incentive
Grade 321                        Level 1 - Percent of Salary =15%
                                 Level 2 - Percent of Salary = 4%
_________________________________________________________________


                         ELIGIBILITY CHART

As outlined on pages 4 - 5, payment of an EPS Incentive is based on the Company meeting the Consolidated EPS target of $.68/share and the CORE EPS Level 1 = $.60/share or EPS Level 2 = $.70/share. (The EPS Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position:

_________________________________________________________________

Eligible Position             Incentive Plan(s) Eligible For
_________________             ___________________________________
Program Director*             EPS Incentive
                                 Level 1 - Percent of Salary =17%
                                 Level 2 - Percent of Salary = 4%
_________________________________________________________________

[FN]
*Note:  This position also participates in the 1997 Long-Term
Incentive Plan

                         ELIGIBILITY CHART

As outlined on pages 4 - 5, payment of an EPS Incentive is based on the Company meeting the Consolidated EPS target of $.68/share and the CORE EPS Level 1 = $.60/share or EPS Level 2 = $.70/share. (The EPS Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position:

_________________________________________________________________

Eligible Position             Incentive Plan(s) Eligible For
_________________             ___________________________________
Director*                     EPS Incentive
                                 Level 1 - Percent of Salary =27%
                                 Level 2 - Percent of Salary = 7%
_________________________________________________________________

[FN]
*Note:  This position also participates in the 1997 Long-Term
Incentive Plan

                         ELIGIBILITY CHART

As outlined on pages 4 - 5, payment of an EPS Incentive is based on the Company meeting the Consolidated EPS target of $.68/share and the CORE EPS Level 1 = $.60/share or EPS Level 2 = $.70/share. (The EPS Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position:

_________________________________________________________________

Eligible Position             Incentive Plan(s) Eligible For
_________________             ___________________________________
General Manager*              EPS Incentive
                                 Level 1 - Percent of Salary =34%
                                 Level 2 - Percent of Salary = 9%
_________________________________________________________________

[FN]
*Note:  This position also participates in the 1997 Long-Term
Incentive Plan


                         ELIGIBILITY CHART

As outlined on pages 4 - 5, payment of an EPS Incentive is based on the Company meeting the Consolidated EPS target of $.68/share and the CORE EPS Level 1 = $.60/share or EPS Level 2 = $.70/share. (The EPS Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position:

_________________________________________________________________

Eligible Position             Incentive Plan(s) Eligible For
_________________             ___________________________________
Executive Director -          EPS Incentive
Corporate*                       Level 1 - Percent of Salary =29%
                                 Level 2 - Percent of Salary = 7%
_________________________________________________________________

[FN]
*Note:  This position also participates in the 1997 Long-Term
Incentive Plan

                         ELIGIBILITY CHART

As outlined on pages 4 - 5, payment of an EPS Incentive is based on the Company meeting the Consolidated EPS target of $.68/share and the CORE EPS Level 1 = $.60/share or EPS Level 2 = $.70/share. (The EPS Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position:

_________________________________________________________________

Eligible Position             Incentive Plan(s) Eligible For
_________________             ___________________________________
Executive Director -          EPS Incentive
Field*                           Level 1 - Percent of Salary =32%
                                 Level 2 - Percent of Salary = 8%
_________________________________________________________________

[FN]
*Note:  This position also participates in the 1997 Long-Term
Incentive Plan

                         ELIGIBILITY CHART

As outlined on pages 4 - 5, payment of an EPS Incentive is based on the Company meeting the Consolidated EPS target of $.68/share and the CORE EPS Level 1 = $.60/share or EPS Level 2 = $.70/share. (The EPS Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position:

_________________________________________________________________

Eligible Position             Incentive Plan(s) Eligible For
_________________             ___________________________________
VP, Sales and Operations*     EPS Incentive
                                 Level 1 - Percent of Salary =40%
                                 Level 2 - Percent of Salary =12%
_________________________________________________________________

[FN]
*Note:  This position also participates in the 1997 Long-Term
Incentive Plan

                         ELIGIBILITY CHART

As outlined on pages 4 - 5, payment of an EPS Incentive is based on the Company meeting the Consolidated EPS target of $.68/share and the CORE EPS Level 1 = $.60/share or EPS Level 2 = $.70/share. (The EPS Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position:

_________________________________________________________________

Eligible Position             Incentive Plan(s) Eligible For
_________________             ___________________________________
VP, Department Function       EPS Incentive
                                 Level 1 - Percent of Salary =36%
                                 Level 2 - Percent of Salary =10%
_________________________________________________________________

[FN]
*Note:  This position also participates in the 1997 Long-Term
Incentive Plan

                         ELIGIBILITY CHART

As outlined on pages 4 - 5, payment of an EPS Incentive is based on the Company meeting the Consolidated EPS target of $.68/share and the CORE EPS Level 1 = $.60/share or EPS Level 2 = $.70/share. (The EPS Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for EPS achievement are shown below for the listed eligible position:

_________________________________________________________________

Eligible Position             Incentive Plan(s) Eligible For
_________________             ___________________________________
Officer*                      EPS Incentive
                                 Level 1 - Percent of Salary =45%
                                 Level 2 - Percent of Salary =16%
_________________________________________________________________

[FN]
*Note:  This position also participates in the 1997 Long-Term
Incentive Plan


               1997 MANAGEMENT INCENTIVE PLAN
               ______________________________

           MANAGEMENT BY OBJECTIVES (MBO) WORKSHEET
 CORP. MANAGERS, PROGRAM DIRECTORS, DIRECTORS, EXEC DIRECTORS
                          (CORP)

Instructions: Complete this form to document your 2 to 5 agreed-upon MBO's. This data will be used to determine your individual performance achievement percentage for calculating pay-outs on the EPS Incentive. As a reminder, MBO's are weighted as 60% of your individual performance achievement total; achievement of financial objectives is weighted at 40%. Please return this completed form will all approval signatures to the Compensation/Human Resources Department by April 30, 1997.

Employee Name:__________________________ Department: ____________


                                        Assigned      Achievement
              1997 MBO's                Weight(1)       Level(2)

1.   __________________________________ ____________   __________
     __________________________________
     __________________________________
     __________________________________

2.   __________________________________ ____________   __________
     __________________________________
     __________________________________
     __________________________________

3.   __________________________________ ____________  ___________
     __________________________________
     __________________________________
     __________________________________

4.   __________________________________ ____________  ___________
     __________________________________
     __________________________________
     __________________________________

5.   __________________________________ ____________  ___________
     __________________________________
     __________________________________
     __________________________________

                              TOTAL:        100%
                                        ____________

(1) Assign a Weight for each MBO (Must total 100%)
(2) At the conclusion of the Plan year, determine the Achievement
Level for each MBO; total possible for all objectives is 100%.

APPROVAL SIGNATURES:
_________________________          ____________
Employee                           Date

_________________________          ____________
Supervisor                         Date

                  1997 MANAGEMENT INCENTIVE PLAN
                  ______________________________

             MANAGEMENT BY OBJECTIVES (MBO) WORKSHEET
     FIELD MANAGEMENT & CORP. MANAGERS W/FIELD RESPONSIBILITY

Instructions: Complete this form to document your 2 to 5 agreed-upon MBO's. This data will be used to determine your individual performance achievement percentage for calculating pay-outs on the EPS Incentive. As a reminder, MBO's are weighted as 30% of your individual performance achievement total; achievement of financial objectives is weighted at 70%. Please return this completed form will all approval signatures to the Compensation/Human Resources Department by April 30, 1997.

Employee Name:_______________________ Location/Unit:_____________

                                        Assigned      Achievement
              1997 MBO's                Weight(1)       Level(2)

1.   __________________________________ ____________  ___________
     __________________________________
     __________________________________
     __________________________________

2.   __________________________________ ____________  ___________
     __________________________________
     __________________________________
     __________________________________

3.   __________________________________ ____________  ___________
     __________________________________
     __________________________________
     __________________________________

4.   __________________________________ ____________  ___________
     __________________________________
     __________________________________
     __________________________________

5.   __________________________________ ____________  ___________
     __________________________________
     __________________________________
     __________________________________

                              TOTAL:        100%
                                        ____________

(1) Assign a Weight for each MBO (Must total 100%)
(2) At the conclusion of the Plan year, determine the Achievement
Level for each MBO; total possible for all objectives is 100%.

LONG TERM INCENTIVE PLAN
________________________

Eligibility - The following employees are eligible to participate in the Long-Term Incentive Plan:

     $    Program Director
     $    Director
     $    General Manager
     $    Executive Director
     $    Vice President
     $    Officer

Overview - The Long-Term Incentive Plan is subject to the same overall Company performance as the Short-Term Incentive Plan.

_________________________________________________________________

     Requirement         Earnings per Share (EPS)      Target
     ___________         ________________________      ______
          I                   Consolidated           $.68/share
          II                  CORE - Level 1         $.60/share
                              CORE - Level 2         $.70/share
_________________________________________________________________


Long-Term Calculation Part I:

Once the Consolidated EPS goal is reached, a designated percent of salary is awarded for CORE - Level 1 and CORE - Level 2 performance as follows:

CORE Level 1 - $.60/share:    A percentage of salary is
designated based on your eligible position when the CORE achieves $.60/share. To determine your Long-Term Incentive amount at $.60/share, your designated percentage of salary is multiplied by your salary as of January 1, 1997, (or, if applicable, an average salary for 1997).

CORE Level 2 - $.70/share:    A percentage of salary is
designated based on your eligible position when the CORE achieves $.70/share. To determine your Long-Term Incentive amount at $.70/share, your designated percentage of salary is multiplied by your salary as of January 1, 1997, (or, if applicable, an average salary for 1997).

The sum of the results of CORE Level 1 and CORE Level 2 are added together and multiplied by your Individual Performance achievement factor to determine your total base Long-Term Incentive amount. This portion of the Long-Term Incentive is considered earned but deferred for payment until after December 31, 1999, unless you terminate employment prior to 12/31/99.

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

_________________________________________________________________

Base Long-Term
Incentive Amount                   Part I = $X,XXX
________________    _____________________________________________
Over-achievement    (1 or 2 times Base Long-Term Amount x 1/3)
Company Match
Year 1                   Part II (Year 1) - $X,XXX

Over-Achievement    (1 or 2 times Base Long-Term Amount x 1/3)
Company Match
Year 2                   Part II (Year 2) = $X,XXX

Over-Achievement    (1 or 2 times Base Long-Term Amount x 1/3)
Company Match
Year 3                   Part II (Year 3) = $X,XXX

Total Long-Term
Incentive Amount
paid after three    Part I + Part II (Years 1, 2, & 3) = $XX,XXX
years:
_________________________________________________________________


An eligible employee must be continuously employed with Syncor through December 31, 1999, to be eligible to receive the Over-achievement Company match. If an employee leaves Syncor before December 31, 1999, the over-achievement company match is forfeited and will not be paid. However, if an employee leaves Syncor after December 31, 1997, but before December 31, 1999, he/she is eligible to receive an early pay-out consisting of the base long-term incentive amount(s). The amount of early pay-out is determined as follows:

_________________________________________________________________

     Termination Date         Early Pay-out Amount
     ________________         ____________________
     > 12/31/97 < 12/31/98    100% of base Long-Term Incentive,
                              Less 100% over-achievement
                              Company match

     > 12/31/98 < 12/31/99    100% of base Long-Term Incentive,
                              Less 100% over-achievement
                              Company match
_________________________________________________________________


Please refer to page 15 for your designated percentage of salary payable for EPS achievement under the Long-Term Incentive Plan.
Refer to Appendix II for a Long-Term Incentive and
Over-achievement Company match sample calculation.

Note: The Long-Term Incentive Plan begins again each year that it is in place. There may be more than one Long-Term, three-year plan in place at a time with different pay-out time frames. (i.e., 1995 Plan extends through 1997; 1996 Plan extends through 1998; 1997 Plan extends through 1999, etc.)


                     LONG-TERM INCENTIVE PLAN
                         ELIGIBILITY CHART

As outlined on page 12, payment of a Long-Term Incentive is based on the Company meeting the Consolidated EPS target of $.68/share and includes an initial calculation based on CORE EPS Level 1 = $.60/share or CORE EPS Level 2 = $.70/share. (The Long-Term Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for each level of EPS performance are shown below for the listed eligible position:

_________________________________________________________________

Eligible Position        Long Term Incentive Plan - % of Salary
_________________        ________________________________________
Program Director         Level 1 - Percent of Salary = 2%
                         Level 2 - Percent of Salary = 2%
_________________________________________________________________


                     LONG-TERM INCENTIVE PLAN
                         ELIGIBILITY CHART

As outlined on page 12, payment of a Long-Term Incentive is based on the Company meeting the Consolidated EPS target of $.68/share and includes an initial calculation based on CORE EPS Level 1 = $.60/share or CORE EPS Level 2 = $.70/share. (The Long-Term Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for each level of EPS performance are shown below for the listed eligible position:

_________________________________________________________________

Eligible Position        Long Term Incentive Plan - % of Salary
_________________        ________________________________________
Director                 Level 1 - Percent of Salary = 3%
                         Level 2 - Percent of Salary = 3%
_________________________________________________________________


                     LONG-TERM INCENTIVE PLAN
                         ELIGIBILITY CHART

As outlined on page 12, payment of a Long-Term Incentive is based on the Company meeting the Consolidated EPS target of $.68/share and includes an initial calculation based on CORE EPS Level 1 = $.60/share or CORE EPS Level 2 = $.70/share. (The Long-Term Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for each level of EPS performance are shown below for the listed eligible position:

_________________________________________________________________

Eligible Position        Long Term Incentive Plan - % of Salary
_________________        ________________________________________
General Manager          Level 1 - Percent of Salary = 3.5%
                         Level 2 - Percent of Salary = 3.5%
_________________________________________________________________


                      LONG-TERM INCENTIVE PLAN
                         ELIGIBILITY CHART

As outlined on page 12, payment of a Long-Term Incentive is based on the Company meeting the Consolidated EPS target of $.68/share and includes an initial calculation based on CORE EPS Level 1 = $.60/share or CORE EPS Level 2 = $.70/share. (The Long-Term Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for each level of EPS performance are shown below for the listed eligible position:

_________________________________________________________________

Eligible Position        Long Term Incentive Plan - % of Salary
_________________        ________________________________________
Executive Director -     Level 1 - Percent of Salary = 4.5%
Corporate                Level 2 - Percent of Salary = 4.5%
_________________________________________________________________


                      LONG-TERM INCENTIVE PLAN
                         ELIGIBILITY CHART

As outlined on page 12, payment of a Long-Term Incentive is based on the Company meeting the Consolidated EPS target of $.68/share and includes an initial calculation based on CORE EPS Level 1 = $.60/share or CORE EPS Level 2 = $.70/share. (The Long-Term Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for each level of EPS performance are shown below for the listed eligible position:

_________________________________________________________________

Eligible Position        Long Term Incentive Plan - % of Salary
_________________        ________________________________________
Executive Director -     Level 1 - Percent of Salary = 5%
Field                    Level 2 - Percent of Salary = 5%
_________________________________________________________________


                     LONG-TERM INCENTIVE PLAN
                         ELIGIBILITY CHART

As outlined on page 12, payment of a Long-Term Incentive is based on the Company meeting the Consolidated EPS target of $.68/share and includes an initial calculation based on CORE EPS Level 1 = $.60/share or CORE EPS Level 2 = $.70/share. (The Long-Term Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for each level of EPS performance are shown below for the listed eligible position:

_________________________________________________________________

Eligible Position        Long Term Incentive Plan - % of Salary
_________________        ________________________________________
VP, Sales and            Level 1 - Percent of Salary = 9%
Operations               Level 2 - Percent of Salary = 9%
_________________________________________________________________


                     LONG-TERM INCENTIVE PLAN
                         ELIGIBILITY CHART

As outlined on page 12, payment of a Long-Term Incentive is based on the Company meeting the Consolidated EPS target of $.68/share and includes an initial calculation based on CORE EPS Level 1 = $.60/share or CORE EPS Level 2 = $.70/share. (The Long-Term Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for each level of EPS performance are shown below for the listed eligible position:

_________________________________________________________________

Eligible Position        Long Term Incentive Plan - % of Salary
_________________        ________________________________________
VP, Department Function  Level 1 - Percent of Salary = 7%
                         Level 2 - Percent of Salary = 7%
_________________________________________________________________


                     LONG-TERM INCENTIVE PLAN
                         ELIGIBILITY CHART

As outlined on page 12, payment of a Long-Term Incentive is based on the Company meeting the Consolidated EPS target of $.68/share and includes an initial calculation based on CORE EPS Level 1 =
$.60/share or CORE EPS Level 2 = $.70/share.   (The Long-Term
Incentive is also dependent upon Individual Performance Achievement of financial objectives and MBO's). The percentages of salary for each level of EPS performance are shown below for the listed eligible position:

_________________________________________________________________

Eligible Position        Long Term Incentive Plan - % of Salary
_________________        ________________________________________
Officer                  Level 1 - Percent of Salary = 12%
                         Level 2 - Percent of Salary = 12%
_________________________________________________________________


                            APPENDIX I

DEFINITIONS
___________

Budget Attainment:
     Corporate Managers - Cost Center Responsibility Only: A budget has been established for each Cost Center for CY97.
Budget attainment makes up 40% of a manager's Individual Performance achievement percentage. Budget attainment assesses how well an employee manages his/her expenses and measures actual results verses budget. At the end of CY97, if results equal budget, budget attainment = 100%. If results exceed budget, managers will receive partial credit for up to 110% of budget.

     Corporate Managers - Cost Center with Field Responsibility:
A budget has been established for each Cost Center for CY97. Budget attainment makes up 70% of a manger's Individual Performance achievement percentage. Budget attainment determines whether or not a manager's individual budget is met and budgeted profit contribution levels for the assigned unit or area are met and measures actual results versus budget. At the end of CY97, if results equal budget, budget attainment = 100%. If results fall short of budget, managers will receive partial credit for meeting 90% to 99.9% of budget.

Deferred: Applies to the Long-Term Incentive Plan and indicates that payment is delayed until a specified later date.

Earnings Per Share (EPS): The net income of the Company divided by the number of shares of common stock outstanding as shown on the Company's Annual Report to shareholders. Syncor's
Consolidated targeted EPS for 1997 is $.68/share. Syncor's Core targeted EPS for 1997 is $.60/share

Individual Performance Achievement: A factor based on budget achievement and MBO results that is multiplied by the EPS
Incentive and Long-Term Incentive.

Majority Vote:  More than 50% of the team members vote yes.

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

Super Majority Vote:  More than 80% of the team members vote yes.

                           APPENDIX II



                   SAMPLE INCENTIVE CALCULATIONS

                          Exhibit 10.19


                           OFFICE LEASE

                         TABLE OF CONTENTS
                         _________________

                                                      Page
ARTICLE 1       BASIC PROVISIONS . . . . . . . . . . . . . . .  1

ARTICLE 2       PREMISES, TERM AND COMMENCEMENT DATE . . . . .  3

ARTICLE 3       RENT . . . . . . . . . . . . . . . . . . . . .  4
          3.1   Monthly Rent . . . . . . . . . . . . . . . . .  4
          3.2   Additional Rent. . . . . . . . . . . . . . . .  4
          3.3   Rent . . . . . . . . . . . . . . . . . . . . .  4
          3.4   Place of Payment, Late Charge, Default Interest 4

ARTICLE 4       TAXES AND OPERATING EXPENSES . . . . . . . . .  4
          4.1   Payment of Taxes and Operating Expenses . . .   4
          4.2   Property Management. . . . . . . . . . . . . .  7

ARTICLE 5       LANDLORD'S WORK, TENANT'S WORK, ALTERATIONS AND
                ADDITIONS . . . . . . . . . . . . . . . . . .   8
          5.1   Landlord's Work . . . . . . . . . . . . . . .   8
          5.2   Tenant's Work . . . . . . . . . . . . . . . .   8
          5.3   Alterations . . . . . . . . . . . . . . . . .   9
          5.4   Liens . . . . . . . . . . . . . . . . . . . .  10
          5.5   Compliance with ADA . . . . . . . . . . . . .  10

ARTICLE 6       USE . . . . . . . . . . . . . . . . . . . . .  11
          6.1   Use . . . . . . . . . . . . . . . . . . . . .  11
          6.2   Restrictions. . . . . . . . . . . . . . . . .  11
          6.3   Compliance with Laws. . . . . . . . . . . . .  11

ARTICLE 7       SERVICES. . . . . . . . . . . . . . . . . . .  12
          7.1   Climate Control . . . . . . . . . . . . . . .  12
          7.2   Elevator Service. . . . . . . . . . . . . . .  12
          7.3   Janitorial Services . . . . . . . . . . . . .  12
          7.4   Water and Electricity . . . . . . . . . . . .  13
          7.5   Separate Meters . . . . . . . . . . . . . . .  13
          7.6   Interruptions . . . . . . . . . . . . . . . .  14
          7.7   Utilities Provided by Tenant. . . . . . . . .  14

ARTICLE 8       INSURANCE . . . . . . . . . . . . . . . . . .  15
          8.1   Required Insurance. . . . . . . . . . . . . .  15
          8.2   Waiver of Subrogation . . . . . . . . . . . .  16
          8.3   Waiver of Claims. . . . . . . . . . . . . . .  16

ARTICLE 9       INDEMNIFICATION . . . . . . . . . . . . . . .  16
          9.1   Tenant Indemnity of Landlord. . . . . . . . .  16
          9.2   Landlord Indemnity of Tenant. . . . . . . . .  17
          9.3   Indemnity Limitations . . . . . . . . . . . .  17
          9.4   Indemnitees; Acceptable Attorneys . . . . . .  17
          9.5   Limitation on Liability . . . . . . . . . . .  17

ARTICLE 10      CASUALTY DAMAGE . . . . . . . . . . . . . . .  18

ARTICLE 11      CONDEMNATION. . . . . . . . . . . . . . . . .  19

ARTICLE 12      REPAIR AND MAINTENANCE. . . . . . . . . . . .  20
          12.1  Tenant's Obligations. . . . . . . . . . . . .  20
          12.2  Landlord's Obligations. . . . . . . . . . . .  20
          12.3  Signs and Obstructions. . . . . . . . . . . .  21
          12.4  Outside Services. . . . . . . . . . . . . . .  21

ARTICLE 13      INSPECTION OF PREMISES. . . . . . . . . . . .  22

ARTICLE 14      SURRENDER OF PREMISES . . . . . . . . . . . .  22

ARTICLE 15      HOLDING OVER. . . . . . . . . . . . . . . . .  22

ARTICLE 16      SUBLETTING AND ASSIGNMENT . . . . . . . . . .  23
          16.1  Landlord's Consent. . . . . . . . . . . . . .  23
          16.2  Transfers Not Requiring Consent . . . . . . .  24
          16.3  First Offer to Landlord . . . . . . . . . . .  24
          16.5  Continuing Liability; Voidable Transfers. . .  26
          16.6  Other Provisions Applicable to Transfers. . .  26
          16.7  Assignment of Sublease Revenues . . . . . . .  27
          16.8  Transfers By Subtenants . . . . . . . . . . .  27
          16.9  Assignment of Options . . . . . . . . . . . .  27
          16.10 Encumbrance . . . . . . . . . . . . . . . . .  28

ARTICLE 17      SUBORDINATION, ATTORNMENT AND MORTGAGEE
                PROTECTION. . . . . . . . . . . . . . . . . .  28

ARTICLE 18      ESTOPPEL CERTIFICATE. . . . . . . . . . . . .  29

ARTICLE 19      DEFAULTS. . . . . . . . . . . . . . . . . . .  29

ARTICLE 20      REMEDIES. . . . . . . . . . . . . . . . . . .  30

ARTICLE 21      QUIET ENJOYMENT . . . . . . . . . . . . . . .  32

ARTICLE 22      ACCORD AND SATISFACTION . . . . . . . . . . .  32

ARTICLE 23      SECURITY DEPOSIT. . . . . . . . . . . . . . .  33

ARTICLE 24      BROKERAGE COMMISSION. . . . . . . . . . . . .  34

ARTICLE 25      FORCE MAJEURE . . . . . . . . . . . . . . . .  34

ARTICLE 26      PARKING . . . . . . . . . . . . . . . . . . .  35

ARTICLE 27      HAZARDOUS MATERIALS . . . . . . . . . . . . .  36
          27.1  Compliance with Hazardous Materials Laws. . .  36
          27.2  Tenant's Use of Hazardous Materials . . . . .  36
          27.3  Notices To Landlord . . . . . . . . . . . . .  37
          27.4  Indemnifications. . . . . . . . . . . . . . .  38

ARTICLE 28      ADDITIONAL RIGHTS RESERVED BY LANDLORD. . . .  39

ARTICLE 29      DEFINED TERMS . . . . . . . . . . . . . . . .  40

ARTICLE 30      MISCELLANEOUS PROVISIONS. . . . . . . . . . .  45
          30.1  Rules and Regulations . . . . . . . . . . . .  45
          30.2  Execution of Lease. . . . . . . . . . . . . .  45
          30.3  Notices . . . . . . . . . . . . . . . . . . .  45
          30.4  Transfers . . . . . . . . . . . . . . . . . .  45
          30.5  Relocation. . . . . . . . . . . . . . . . . .  46
          30.6  Tenant Financial Statements . . . . . . . . .  46
          30.7  Relationship of the Parties . . . . . . . . .  46
          30.8  Entire Agreement: Merger. . . . . . . . . . .  46
          30.9  No Representation by Landlord . . . . . . . .  46
          30.10 Limitation of Liability . . . . . . . . . . .  46
          30.11 Memorandum of Lease . . . . . . . . . . . . .  47
          30.12 No Waivers: Amendments. . . . . . . . . . . .  47
          30.13 Successors and Assigns. . . . . . . . . . . .  47
          30.14 Waiver of Jury Trial, Governing Law . . . . .  47
          30.15 Exhibits. . . . . . . . . . . . . . . . . . .  47
          30.16 Captions. . . . . . . . . . . . . . . . . . .  47
          30.17 Counterparts. . . . . . . . . . . . . . . . .  48

EXHIBITS
Exhibit A       Plan Showing Property and Premises
Exhibit B       Landlord's Work Letter
Exhibit C       Tenant's Work
Exhibit D       Building's Rules and Regulations; Janitorial
                Specifications
Exhibit E       Commencement Date Confirmation
Exhibit F       Right of First Opportunity to Purchase
Exhibit G       Renewal Option

                                              MM Equity

No.9501

                         OFFICE LEASE

          THIS LEASE is made as of September 30, 1996, by and between MASSACHUSETTS MUTUAL LIFE INSURANCE COMPANY, a Massachusetts corporation ("Landlord") through its agent CORNERSTONE REAL ESTATE ADVISERS, INC., having an address at 1901 Avenue of the Stars, Suite 555, Los Angeles, CA 90067, and SYNCOR INTERNATIONAL CORPORATION, a Delaware corporation ("Tenant") having its principal office at 20001 Prairie Street, Chatsworth, CA 91311.


                           ARTICLE 1
                       BASIC PROVISIONS
                       ________________

A.   Tenant's Tradename:  Syncor International Corporation

B.   Tenant's Address:   prior to Commencement Date:

                         20001 Prairie Street
                         Chatsworth, CA 91311
                         attention: General Counsel/legal dept.

                         after Commencement Date:

                         6464 Canoga Boulevard
                         Woodland Hills, CA 91367
                         attention: General Counsel/legal dept.

C.   Office Building Name:    Warner Business Center
          Address:            6464 Canoga Boulevard
                              Woodland Hills, CA 91367

D. Premises: The entire property described in Article 1, Paragraph C, including all improvements and all of the 106 parking spaces thereon and the non-exclusive right to use up to 88 unreserved parking spaces in the parking garage located at 21300 Victory Boulevard, Woodland Hills, California (the "Off-Site Parking Garage").

               Square Feet (Rentable): 60,967
               Square Feet (Usable): 55,243

Landlord and Tenant acknowledge and agree that the foregoing measurements shall be deemed to be conclusive and neither party shall be entitled to an adjustment of any of the terms of this Lease (including, without limitation, the amount of the Monthly
Rent) in the event such measurements prove to be inaccurate.

E.   Landlord:  Massachusetts Mutual Life Insurance Company

F.   Landlord's Address: c/o Cornerstone Real Estate Advisers,
                            Inc.
                         1901 Avenue of the Stars
                         Suite 555
                         Los Angeles, CA 90067
                         Attn: Asset Manager

G.   Building Manager/Address:     PM Realty Group
                                   444 South Flower Street
                                   Suite 1700
                                   Los Angeles, CA 90071

H. Commencement Date: March 1, 1997; provided, however, that Landlord shall permit Tenant to take possession of and commence the operation of its business in the Premises prior to the Commencement Date without the payment of Monthly Rent for the period prior to the Commencement Date, so long as during such period prior to the Commencement Date (i) Tenant shall be obligated to perform and comply with all other terms, covenants, conditions and obligations of Tenant hereunder (including, without limitation, the maintenance of all insurance policies), and (ii) Tenant shall pay all Operating Expenses associated with its occupancy of the Premises for the period up to the Commencement Date.

I. Expiration Date: 120 months after the Commencement Date, provided, however, that if Landlord receives a notice (a "Termination Notice") on or before the date which is 51 months following the Commencement Date, and such notice is accompanied by a payment equal to one-half of the total amount paid by Landlord for the Landlord's Work and one-half of the amount paid by Landlord to Broker in connection with this Lease, then the Expiration Date shall be 60 months after the Commencement Date.

J.   Security Deposit:  $85,000.00

K.   Monthly Rent:

               Period                            Monthly Amount
               ______                            ______________

     Commencement Date through month 60           $ 85,353.80

     Month 61 through month 120                   $ 97,547.20

L. Operating Expenses Base: The period of time commencing on the Commencement Date and ending on the first anniversary date thereof.

M.   Tax Base: The period of time commencing on the Commencement
Date and ending on the first anniversary date thereof.

N.   Tenant's Pro Rata Share:  100%

O.   Normal Business Hours of Building:

          Monday through Friday: 8:00 a.m. to 6:00 p.m.
          Saturday: 8:00 a.m. to 1:00 p.m.

P.   Brokers: Cushman & Wakefield

Q. Parking Fee: None for up to 194 parking spaces during the initial Lease Term, and prevailing market rates for any parking spaces in excess of 194. Parking spaces shall be made available to Tenant during the Renewal Term at then prevailing market rates. Tenant shall have the exclusive right to use all 106 parking spaces located on the Property and a non-exclusive right to use up to 88 additional parking spaces (the "Off-Site Parking Spaces") located in the Off-Site Parking Garage. Off-Site Parking Spaces in excess of 88 may be made available by Landlord (to the extent such additional spaces are within Landlord's control) to Tenant at prevailing market rates.

The foregoing provisions shall be interpreted and applied in accordance with the other provisions of this Lease set forth below. The capitalized terms, and the terms defined in Article 29, hall have the meanings set forth herein or therein (unless otherwise modified in the Lease) when used as capitalized terms in other provisions of the Lease.


                          ARTICLE 2
             PREMISES, TERM AND COMMENCEMENT DATE
             ____________________________________

          Landlord hereby leases and demises to the Tenant and Tenant hereby takes and leases from Landlord that certain space identified in Article 1 and shown on a plan attached hereto as Exhibit A ("Premises") for a term ("Term") commencing on the Commencement Date and ending on the Expiration Date set forth in
Article 1, unless sooner terminated as provided herein, subject to the provisions herein contained. Such date shall be confirmed by execution of the Commencement Date Confirmation in the form as set forth in Exhibit E. If Landlord delays delivering possession of the Premises or substantial completion of any Landlord's Work under Exhibit B, this Lease shall not be void or voidable, except as provided in Article 5, and Landlord shall have no liability for loss or damage resulting therefrom.


                           ARTICLE 3
                             RENT
                             ____

          3.1 Monthly Rent. Tenant shall pay Monthly Rent in advance on or before the first day of each month of the Term. If the Term shall commence and end on a day other than the first day of a month, the Monthly Rent for the first and last partial month shall be prorated on a per diem basis. Upon the execution of this Lease, Tenant shall pay one installment of Monthly Rent for the first full month of the Term and a prorated Monthly Rent for any partial month which may precede it.

          3.2 Additional Rent. All costs and expenses which Tenant assumes or agrees to pay and any other sum payable by Tenant pursuant to this Lease, including, without limitation, its share of Taxes and Operating Expenses, shall be deemed Additional Rent.

          3.3 Rent. Monthly Rent, Additional Rent, Taxes and Operating Expenses and any other amounts which Tenant is or becomes obligated to pay Landlord under this Lease are herein referred to collectively as "Rent", and all remedies applicable to the nonpayment of Rent shall be applicable thereto. Landlord may apply payments received from Tenant to any obligations of Tenant then accrued, without regard to such obligations as may be designated by Tenant.

          3.4 Place of Payment, Late Charge, Default Interest. Rent and other charges required to be paid under this Lease, no matter how described, shall be paid by Tenant to Landlord at the Building Manager's address listed in Article 1, or to such other person and/or address as Landlord may designate in writing, without any prior notice or demand therefor and without deduction or set-off or counterclaim and without relief from any valuation or appraisement laws. In the event Tenant fails to pay Rent due under this Lease, Landlord shall notify Tenant in writing of such nonpayment and if Tenant does not pay said Rent within five (5) days after receipt of written notice of such nonpayment, Tenant shall pay to Landlord a late charge of five percent (5%) on the amount overdue.


                           ARTICLE 4
                  TAXES AND OPERATING EXPENSES
                  _____________________________

          4.1 Payment of Taxes and Operating Expenses. It is agreed that during each Lease Year beginning with the first anniversary of the Commencement Date and each month thereafter during the original Lease Term, or any extension thereof, Tenant shall pay to Landlord as Additional Rent, at the same time as the Monthly Rent is paid, an amount equal to one-twelfth (1/12) of Landlord's estimate (as determined by Landlord in its reasonable discretion) of Tenant's Pro Rata Share of any projected increase in the Taxes or Operating Expenses for the particular Lease Year in excess of the Tax Base or Operating Expenses Base, as the case may be (the "Estimated Escalation Increase"). A final adjustment (the "Escalation Reconciliation") to be made between the parties as soon as practicable following the end of each Lease Year, but in no event later than ninety (90) days after the end of each Lease Year. In computing the Estimated Escalation Increase for any particular Lease Year, Landlord shall take into account any prior increases in Tenant's Pro Rata Share of Taxes and Operating Expenses. If during any Lease Year the Estimated Escalation Increase is less than the Estimated Escalation Increase for the previous Lease Year on which Tenant's share of Taxes and Operating Expenses were based for said year, such Additional Rent payments, attributable to the Estimated Escalation Increase, to be paid by Tenant for the new Lease Year shall be decreased accordingly; provided, however, in no event will the Rent paid by Tenant hereunder ever be less than the Monthly Rent plus all other amounts of Additional Rent.

          As soon as practicable following the end of each Lease Year, Landlord shall submit to Tenant a statement setting forth the Estimated Escalation Increase, if any. Beginning with said statement for the second Lease Year, it shall also set forth the Escalation Reconciliation for the Lease Year just completed. To the extent that the Operating Expense Escalation is different from the Estimated Escalation Increase upon which Tenant paid Rent during the Lease Year just completed, Tenant shall pay Landlord the difference in cash within thirty (30) days following receipt by Tenant of such statement from Landlord, or receive a credit on future Rent owing hereunder (or cash, if there is no future Rent owing hereunder, within thirty (30) days following receipt by Tenant of such statement) as the case may be. Until Tenant receives such statement, Tenant's Rent for the new Lease Year shall continue to be paid at the rate being paid for the particular Lease Year just completed, but Tenant shall commence payment to Landlord of the monthly installment of Additional Rent on the basis of said statement beginning on the first day of the month following the month in which Tenant receives such statement. In addition to the above, if, during any particular Lease Year, there is a material change in the information on which Landlord based the estimate upon which Tenant is then making its estimated payment of Taxes and Operating Expenses so that such Estimated Escalation Increase furnished to Tenant is no longer accurate, Landlord shall revise such Estimated Escalation Increase by notifying Tenant, and there shall be such adjustments made in the Additional Rent on the first day of the month following the serving of such statement on Tenant as shall be necessary by either increasing or decreasing, as the case may be, the amount of Additional Rent then being paid by Tenant for the balance of the Lease Year (but in no event shall any such decrease result in a reduction of the rent below the Monthly Rent plus all other amounts of Additional Rent). Landlord's and Tenant's responsibilities with respect to the Tax and Operating Expense adjustments described herein shall survive the expiration or early termination of this Lease.

          Notwithstanding the foregoing:

          A. Tenant shall not be obligated to pay increases in any individual components of Operating Expenses to the extent (i) that such components are controllable by the Landlord (excluding, e.g., utilities, insurance, compliance with governmental regulations, etc.) and (ii) the increase exceeds 6% per annum on a cumulative basis; and

          B. In the event that the Property is sold or Landlord's ownership interest in the Property is in any way transferred, Tenant shall only be obligated to pay, during the remainder of the initial Lease Term, a percentage of the increase in Taxes (if any) resulting from such sale or transfer, which percentage shall be determined based upon the Lease Year in which the sale or transfer occurs, as follows:

Time of Sale or Transfer              Tenant Responsible to Pay
________________________              _________________________

First Lease Year                        0%

Second Lease Year                       20% of increase

Third Lease Year                        40% of increase

Fourth Lease Year                       60% of increase

Fifth Lease Year                        80% of increase

Thereafter                              100% of increase

          C. Disputes Over Taxes or Operating Expenses. If Tenant disputes the amount of an adjustment or the proposed estimated increase or decrease in Taxes or Operating Expenses, Tenant shall give Landlord written notice of such dispute within thirty (30) days after Landlord advises Tenant of such adjustment or proposed increase or decrease. Tenant's failure to give such notice shall waive its right to dispute the amounts so determined. If Tenant timely objects, Tenant shall have the right to engage its own (internal or external) accountants ("Tenant's Accountants") for the purpose of verifying the accuracy of the statement in dispute, or the reasonableness of the adjustment or estimated increase or decrease. If Tenant's Accountants determine that an error has been made, Landlord and Tenant's Accountants shall endeavor to agree upon the matter, failing which Landlord and Tenant's Accountants shall jointly select an independent certified public accounting firm (the "Independent Accountant") which firm shall conclusively determine whether the adjustment or estimated increase or decrease is reasonable, and if not, what amount is reasonable. Both parties shall be bound by such determination. If Tenant's Accountants do not participate in choosing the Independent Accountant within 20 days notice by Landlord, then Landlord's determination of the adjustment or estimated increase or decrease shall be conclusively determined to be reasonable and Tenant shall be bound thereby. All costs incurred by Tenant in obtaining Tenant's Accountants and the cost of the Independent Accountant shall be paid by Tenant unless Tenant's Accountants disclose an error, acknowledged by Landlord (or found to have conclusively occurred by the Independent Accountant), of more than ten percent (10%) in the computation of the total amount of Taxes or Operating Expenses as set forth in the statement submitted by Landlord with respect to the matter in dispute; in which event Landlord shall pay the reasonable costs incurred by Tenant in obtaining such audits. Tenant shall continue to timely pay Landlord the amount of the prior year's adjustment and adjusted Additional Rent determined to be incorrect as aforesaid until the parties have concurred as to the appropriate adjustment or have deemed to be bound by the determination of the Independent Accountant in accordance with the preceding terms. Landlord's delay in submitting any statement contemplated herein for any Lease Year shall not affect the provisions of this Paragraph, nor constitute a waiver of Landlord's rights as set forth herein for said Lease Year or any subsequent Lease Years during the Lease Term or any extensions thereof.

          4.2 Property Management. At all times during the Lease Term, Landlord shall cause the Building to be managed and operated by a professional property manager in a manner consistent with that of other comparable first class office buildings in the immediate vicinity of the Building. In the event that the property manager fails at any time to manage or operate the Building in such a manner, Tenant may require, in Tenant's reasonable discretion, that Landlord terminate the respective management agreement and replace the then current property manager with another professional property manager of Landlord's choice, within sixty (60) days after Landlord's receipt of written notice from Tenant. The foregoing right may not be exercised by Tenant (i) at any time during the Base Year,
(ii) more frequently than once per Lease Year, (iii) more than three (3) times during the initial Lease Term, and (iv) more than twice during the Renewal Term (as defined in Exhibit G attached hereto), if any.

                           ARTICLE 5
                 LANDLORD'S WORK, TENANT'S WORK,
                 _______________________________
                    ALTERATIONS AND ADDITIONS
                    _________________________

          5.1 Landlord's Work. Landlord shall construct the Premises in accordance with Landlord's obligations as set forth in the work letter attached hereto as Exhibit B, and hereinafter referred to as "Landlord's Work." Landlord will deliver the Premises to Tenant with all of Landlord's Work completed (except for minor and non-material punch list items which in Landlord's reasonable judgment will not delay completion of Tenant's Work, as defined in subparagraph B of this Article) on or before the date specified in Exhibit B and Tenant agrees thereupon to commence and complete Tenant's Work on or before the Commencement Date. If Landlord is delayed in completing Landlord's Work by strike, shortages of labor or materials, delivery delays or other matters beyond the reasonable control of Landlord, then Landlord shall give notice thereof to Tenant and the date on which Landlord is to turn the Premises over to Tenant for Tenant's Work and the Commencement Date shall be postponed for an equal number of days as the delay as set forth in the notice. Providing, however, if such delays exceed one hundred and twenty (120) days, then either Landlord or Tenant upon notice to the other within ten (10) days after said 120th day of delays, shall have the right to terminate this Lease without liability to either party. If the Commencement Date is postponed as aforesaid, Tenant agrees upon request of Landlord to execute a writing confirming the Commencement Date on such form as set forth in Exhibit E attached hereto.

          5.2 Tenant's Work. On and after the date specified in the immediately preceding subparagraph A for delivery of the Premises to Tenant for Tenant's Work, Tenant, at its sole cost and expense (except for moving allowance expenses, as provided in the work letter), shall perform and complete all other improvements to the Premises (herein called "Tenant's Work") including, but not limited to, all improvements, work and requirements required of Tenant under the foregoing work letter. Tenant shall complete all of Tenant's Work in good and workmanlike manner, fully paid for and free from liens, in accordance with the plans and specifications approved by Landlord and Tenant as provided in Exhibit C, on or prior to the scheduled Commencement Date. Tenant shall also have the right during this period to come onto the Premises to install its fixtures and prepare the Premises for the operation of Tenant's business. Notwithstanding the fact that foregoing activities by Tenant will occur prior to the scheduled Commencement Date, Tenant agrees that all of Tenant's obligations provided for in this Lease shall apply during such period with the exception of any obligation to pay Rent.

          5.3 Alterations. (a) Tenant may, at any time and from time to time during the Term of this Lease, at its sole cost and expense, make alterations, additions, installations, substitutions, improvements and decorations (hereinafter collectively called "Changes") in and to the Premises, excluding structural Changes, on the following conditions, and provided such Changes will not result in a violation of or require a change in the Certificate of Occupancy or any laws applicable to the Premises:

               5.3.1 The outside appearance, character or use of the Building shall not be affected, and no Changes shall weaken or impair the structural strength or, in the opinion of Landlord, lessen the value of the Building or create the potential for unusual expenses to be incurred upon the removal of said Changes and the restoration of the Premises upon the termination of this Lease.

               5.3.2  The proper functioning of any of the
mechanical, electrical, sanitary and other service systems or installations of the Building ("Service Facilities") shall not be adversely affected and there shall be no construction which might unreasonably interfere with Landlord's reasonable access to the Service Facilities or unreasonably interfere with the moving of Landlord's equipment to or from the enclosures containing the Service Facilities.

               5.3.3  The aggregate cost of any such Changes
shall not exceed $10,000, per occurrence, and Tenant shall not complete Changes costing in excess of $25,000 in any Lease Year.

               5.3.4 All Changes and the performance thereof shall at all times comply with all laws, rules, orders, ordinances, directions, regulations and requirements of all governmental authorities, agencies, offices, departments, bureaus and boards having jurisdiction thereof, and Tenant shall cause such Changes to be performed in compliance therewith and in a good and first class workmanlike manner. Throughout the performance of any Changes, Tenant, at its expense, shall carry, or cause to be carried, workmen's compensation insurance in statutory limits, and general liability insurance for any occurrence in or about the Building, of which Landlord and its managing agent shall be named as parties insured, in such limits as Landlord may reasonably prescribe, with insurers reasonably satisfactory to Landlord. Tenant shall furnish Landlord with reasonably satisfactory evidence that such insurance is in effect at or before the commencement of any Changes and, on request, at reasonable intervals thereafter during the continuance of any Changes.

               5.3.5 All work shall be done in such manner as Landlord from time to time may designate, and shall meet or exceed the standards for materials and construction procedures set forth by Landlord.

               5.4.6 Tenant shall not be permitted to install and make part of the Premises any materials, fixtures or articles which are subject to liens, conditional sales contracts or chattel mortgages.

               5.3.7 At the date upon which the Term of this Lease shall end, or upon the date of any earlier termination of this Lease, Tenant shall upon written notice from Landlord restore the Premises to their condition prior to the making of any Changes permitted by this Paragraph, reasonable wear and tear excepted.

          Except as provided above, Tenant shall not make any Changes to the Premises or the Building without the prior written consent of Landlord, which consent Landlord may grant or withhold in its reasonable discretion. Landlord's consent, if required, shall specify whether or not Tenant shall be required to restore the Premises to their condition prior to making the Change at the termination of this Lease.

          5.4  Liens.  Tenant shall give Landlord at least ten
(10) days prior written notice (or such additional time as may be necessary under applicable laws) of the commencement of any Tenant's Work or Changes, to afford Landlord the opportunity of posting and recording notices of non-responsibility. Tenant will not cause or permit any mechanic's, materialman's or similar liens or encumbrances to be filed or exist against the Premises or the Building or Tenant's interest in this Lease in connection with work done under this Article or in connection with any other work. Tenant shall remove any such lien or encumbrance by bond or otherwise within twenty (20) days from the date of their existence. If Tenant fails to do so, Landlord may pay the amount or take such other action as Landlord deems necessary to remove any such lien or encumbrance, without being responsible to investigate the validity thereof. The amounts so paid and costs incurred by Landlord shall be deemed Additional Rent under this Lease and payable in full upon demand.

          5.5 Compliance with ADA. Notwithstanding anything to the contrary contained in this Lease, Landlord and Tenant agree that responsibility for compliance with the Americans With Disabilities Act of 1990 (the "ADA") shall be allocated as follows: (i) Landlord shall be responsible for compliance with the provisions of Title III of the ADA prior to the Commencement Date, including exterior and interior areas of the Building not included within the Premises; (ii) Tenant shall be responsible for compliance with the provisions of Title III of the ADA after the Commencement Date. Notwithstanding the foregoing, to the extent that Tenant is required to make expenditures on capital improvements in order to comply with Title III of the ADA after the Commencement Date, the cost of such improvements shall be paid by Landlord and amortized on a straight line basis by Landlord over the useful life of the capital improvement (as reasonably determined by Landlord), bearing interest on the unamortized balance at the rate of ten percent (10%) per annum, and Tenant shall reimburse Landlord, as Additional Rent, payable monthly in advance with the Monthly Rent, such amortized amount.


                           ARTICLE 6
                              USE
                              ___

          6.1 Use. Tenant shall use the Premises for general office purposes and for the operation of a radio pharmacy lab, and for no other purpose whatsoever, subject to and in compliance with all other provisions of this Lease, including without limitation the Building's Rules and Regulations attached as Exhibit D hereto.

          6.2 Restrictions. Tenant shall not at any time use or occupy, or suffer or permit anyone to use or occupy, the Premises or do or permit anything to be done in the Premises which: (a) causes or is liable to cause injury to persons, to the Building or its equipment, facilities or systems; (b) impairs or tends to impair the character, reputation or appearance of the Building as a first class office building; or (c) impairs or tends to impair the proper and economic maintenance, operation and repair of the Building or its equipment, facilities or systems.

          6.3 Compliance with Laws. Tenant shall keep and maintain the Premises, its use thereof and its business in compliance with all governmental laws, ordinances, rules and regulations. Tenant shall comply with all Laws relating to the Premises and Tenant's use thereof, including without limitation all Laws in connection with the health, safety and building codes, and any permit or license requirements. Landlord shall be responsible to remedy any condition which causes the Building not to comply with any Laws as of the Commencement Date. Landlord makes no representation that the Premises are suitable for Tenant's purposes.


                            ARTICLE 7
                            SERVICES
                            ________

          7.1 Climate Control. Landlord shall furnish heat or air conditioning to the Premises during Normal Business Hours of the Building as set forth in Article 1 (and 24 hours per day with respect to the computer room and training laboratory which form a part of the Premises) as required in Landlord's reasonable judgment for the comfortable use and occupation of the Premises. If Tenant requires heat or air conditioning at any other time, Landlord shall use reasonable efforts to furnish such service upon reasonable notice from Tenant, and Tenant shall pay all of Landlord's charges therefor on demand at Landlord's actual cost.

          The performance by Landlord of its obligations under this Article is subject to Tenant's compliance with the terms of this Lease including any connected electrical load established by Landlord. Tenant shall not use the Premises or any part thereof in a manner exceeding the heating, ventilating or air-conditioning ("HVAC") design conditions (including any occupancy or connected electrical load conditions), including the rearrangement of partitioning which may interfere with the normal operation of the HVAC equipment, or the use of computer or data processing machines or other machines or equipment in excess of that normally required for a standard office use of the Premises. If any such use requires changes in the HVAC or plumbing systems or controls servicing the Premises or portions thereof in order to provide comfortable occupancy, such changes may be made by Landlord at Tenant's expense and Tenant agrees to promptly pay any such amount to Landlord as Additional Rent.

          Landlord and Tenant acknowledge and agree that a new
HVAC system will be installed in the Building as part of Landlord's Work. The type and quality of such system was selected based upon Tenant's estimated needs.

          7.2 Elevator Service. Landlord shall furnish elevator service to Tenant during Normal Business Hours of the Building. At least one elevator shall remain in service twenty-four hours a day, 365 days a year. Landlord may designate a specific elevator for use as a service elevator.

          7.3 Janitorial Services. Landlord shall provide janitorial and cleaning services to the Premises, substantially as described in Exhibit D attached hereto. Tenant shall pay to Landlord on demand the reasonable costs incurred by Landlord for
(i) any cleaning of the Premises in excess of the specifications in Exhibit D for any reason including, without limitation, cleaning required because of (A) misuse or neglect on the part of Tenant or Tenant's agents, contractors, invitees, employees and customers, (B) the use of portions of the Premises for special purposes requiring greater or more difficult cleaning work than office areas, and (C) interior glass partitions or unusual quantities of interior glass surfaces; and (ii) removal from the Premises of any refuse and rubbish of Tenant in excess of that ordinarily accumulated in general office occupancy or at times other than Landlord's standard cleaning times.

          7.4 Water and Electricity. Landlord shall make available domestic water in reasonable quantities to the Building (and to the Premises if so designated in Exhibit B) and cause electric service sufficient for lighting the Premises and for the operation of Ordinary Office Equipment. "Ordinary Office Equipment" shall mean office equipment wired for 120 volt electric service and rated and using less than 6 amperes or 750 watts of electric current or other office equipment approved by Landlord in writing. Landlord shall have the exclusive right to make any replacement of lamps, fluorescent tubes and lamp ballasts in the Premises. Landlord may adopt a system of relamping and ballast replacement periodically on a group basis in accordance with good management practice. Tenant's use of electric energy in the Premises shall not at any time exceed the capacity of any of the risers, piping, electrical conductors and other equipment in or serving the Premises. In order to insure that such capacity is not exceeded and to avert any possible adverse effect upon the Building's electric system, Tenant shall not, without Landlord's prior written consent in each instance, connect appliances or heavy duty equipment, other than ordinary office equipment, to the Building's electric system or make any alteration or addition to the Building's electric system. Should Landlord grant its consent in writing, all additional risers, piping and electrical conductors or other equipment therefor shall be provided by Landlord and the cost thereof shall be paid by Tenant within 10 days of Landlord's demand therefor. As a condition to granting such consent, Landlord may require Tenant to agree to an increase in Monthly Rent to offset the expected cost to Landlord of such additional service, that is, the cost of the additional electric energy to be made available to Tenant based upon the estimated additional capacity of such additional risers, piping and electrical conductors or other equipment. If Landlord and Tenant cannot agree thereon, such cost shall be determined by an independent electrical engineer, to be selected by Landlord and paid equally by both parties.

          7.5 Separate Meters. The portion of the Premises designated as the computer room and training laboratory shall be separately metered with respect to their electric utility service (which service shall include, without limitation, the use of heat and air conditioning). Tenant shall be responsible for the direct payment to the utility company of all charges associated with such separate meters.

          7.6 Interruptions. Landlord does not warrant that any of the services referred to above, or any other services which Landlord may supply, will be free from interruption and Tenant acknowledges that any one or more of such services may be suspended by reason of accident, repairs, inspections, alterations or improvements necessary to be made, or by strikes or lockouts, or by reason of operation of law, or causes beyond the reasonable control of Landlord. Any interruption or discontinuance of service shall not be deemed an eviction or disturbance of Tenant's use and possession of the Premises, or any part thereof, nor render Landlord liable to Tenant for damages by abatement of the Rent or otherwise, nor relieve Tenant from performance of Tenant's obligations under this Lease. Landlord shall however, exercise reasonable diligence to restore any service so interrupted. Notwithstanding the foregoing, in the event that Landlord fails to furnish any of the foregoing as a result of Landlord's action or inaction, and as a result thereof, Tenant's use of the Premises is impaired for (i) a period of four (4) consecutive Business Days, or (ii) eight (8) non-consecutive Business Days during any thirty (30) consecutive day period, after Landlord's receipt of written notice of such failure from Tenant, then Monthly Rent (on a per diem basis) shall be abated on a pro rata basis (based upon a ratio equal to the portion of the Premises actually impaired to the total rentable square footage of the Premises) in an amount equal to the number of days after such period until service is restored.

          7.7 Utilities Provided by Tenant. Tenant shall make application in Tenant's own name for all utilities not provided by Landlord and shall: (i) comply with all utility company regulations for such utilities, including requirements for the installation of meters, and (ii) obtain such utilities directly from, and pay for the same when due directly to, the applicable utility company. The term "utilities" for purposes hereof shall include but not be limited to electricity, gas, water, sewer, steam, fire protection, telephone and other communication and alarm services, as well as HVAC, and all taxes or other charges thereon. Tenant shall install and connect all equipment and lines required to supply such utilities to the extent not already available at or serving the Premises, or at Landlord's option shall repair, alter or replace any such existing items. Tenant shall maintain, repair and replace all such items, operate the same, and keep the same in good working order and condition. Tenant shall not install any equipment or fixtures, or use the same, so as to exceed the safe and lawful capacity of any utility equipment or lines serving the same. The installation, alteration, replacement or connection of any utility equipment and lines shall be subject to the requirements for alterations of the Premises set forth in Article 5. Tenant shall ensure that all Tenant's HVAC equipment, is installed and operated at all times in a manner to prevent roof leaks, damage, or noise due to vibrations or improper installation, maintenance or operation.


                           ARTICLE 8
                           INSURANCE
                           _________

          8.1 Required Insurance. Tenant shall maintain insurance policies, with responsible companies licensed to do business in the state where the Building is located and satisfactory to Landlord, at its own cost and expense, including
(i) "all risk" property insurance which shall be primary on the lease improvements referenced in Article 5 and Tenant's personal property, including its goods, equipment and inventory, in an amount adequate to cover their replacement cost, naming Landlord, Landlord's Building Manager, Cornerstone Real Estate Advisers, Inc., and any Mortgagee of Landlord, as their respective interests may appear, as loss payees with respect to all proceeds thereunder (other than those relating solely to the value of Tenant's personal property, including its goods, equipment and inventory); and (ii) comprehensive general liability insurance on an occurrence basis with limits of liability in an amount not less than $1,000,000 (One Million Dollars) combined single limit for each occurrence, naming Landlord, Landlord's Building Manager, Cornerstone Real Estate Advisers, Inc., Tenant and any Mortgagee of Landlord, as their respective interests may appear, as additional insureds. The comprehensive general liability policy shall include contractual liability which includes the provisions of Article 9 herein.

          On or before the Commencement Date of the Lease, Tenant shall furnish to Landlord and its Building Manager, certificates of insurance evidencing the aforesaid insurance coverage, including naming Landlord, Cornerstone Real Estate Advisers, Inc. and Landlord's Building Manager as additional insureds. Renewal certificates must be furnished to Landlord at least thirty (30) days prior to the expiration date of such insurance policies showing the above coverage to be in full force and effect.

          All such insurance shall provide that it cannot be canceled except upon thirty (30) days prior written notice to Landlord. Tenant shall comply with all reasonable rules and directives of any insurance board, company or agency determining rates of hazard coverage for the Premises, including but not limited to the installation of any equipment and/or the correction of any condition within Tenant's control necessary to prevent any increase in such rates. Notwithstanding the foregoing, to the extent that any such required expenditures are capital in nature, such expenditures shall be amortized on a straight line basis by Landlord over the useful life of the capital improvement (as reasonably determined by Landlord), bearing interest on the unamortized balance at the rate of ten percent (10%) per annum, and Tenant shall pay to Landlord, as Additional Rent, payable monthly in advance with the Monthly Rent, such amortized amount (but only to the extent of the cost reductions and/or cost savings caused thereby).

          8.2 Waiver of Subrogation. Landlord and Tenant each agree that neither Landlord nor Tenant will have any claim against the other for any loss, damage or injury which is covered by insurance carried by either party and for which recovery from such insurer is made, notwithstanding the negligence of either party in causing the loss. This release shall be valid only if the insurance policy in question permits waiver of subrogation or if the insurer agrees in writing that such waiver of subrogation will not affect coverage under said policy. Each party agrees to use its best efforts to obtain such an agreement from its insurer if the policy does not expressly permit a waiver of subrogation.

          8.3 Waiver of Claims. Except for claims arising from Landlord's gross negligence or willful misconduct that are not covered by Tenant's insurance required hereunder, Tenant waives all claims against Landlord for injury or death to persons, damage to property or to any other interest of Tenant sustained by Tenant or any party claiming, through Tenant resulting from:
(i) any occurrence in or upon the Premises, (ii) leaking of roofs, bursting, stoppage or leaking of water, gas, sewer or steam pipes or equipment, including sprinklers, (iii) wind, rain, snow, ice, flooding, freezing, fire, explosion, earthquake, excessive heat or cold, or other casualty, (iv) the Building, Premises, or the operating and mechanical systems or equipment of the Building, being defective, or failing, and (v) vandalism, malicious mischief, theft or other acts or omissions of any other parties including without limitation, contractors and invitees at the Building. Tenant agrees that Tenant's property loss risks shall be borne by its insurance, and Tenant agrees to look solely to and seek recovery only from its insurance carriers in the event of such losses. For purposes hereof, any deductible amount shall be treated as though it were recoverable under such policies.


                           ARTICLE 9
                         INDEMNIFICATION
                         _______________

          9.1 Tenant Indemnity of Landlord. Tenant shall defend, indemnify and hold Landlord and its agents, successors and assigns, including its Building Manager, harmless from and against all claims, causes of action, liabilities, losses, costs and expenses arising from or in connection with any injury or other damage to any person or property occurring during the Lease Term or in connection with Tenant's occupancy of the Premises (a) which occurs in any portion of the Building (except to the extent caused by the gross negligence or willful misconduct of Landlord or any employee or other agent of Landlord), (b) which occurs on any portion of the Property outside of the Building and is caused by the gross negligence or willful misconduct of Tenant or any employee or other agent of Tenant, or (c) arising as a result of any breach by Tenant in the observance or performance of any of the terms, covenants and conditions of this Lease on Tenant's part to be observed or performed. This indemnification shall survive the expiration or termination of the Lease Term.

          9.2 Landlord Indemnity of Tenant. Landlord shall defend, indemnify and hold Tenant harmless from and against all claims, causes of action, liabilities, losses, costs and expenses arising from or in connection with any injury or other damage to any person or property (a) which occurs on any portion of the Property outside of the Building (except to the extent caused by the gross negligence or willful misconduct of Tenant or any employee or other agent of Tenant), (b) resulting from the gross negligence or willful misconduct of Landlord, or (c) arising as a result of any breach by Landlord in the observance or performance of any of the terms, covenants and conditions of this Lease on Landlord's part to be observed or performed.

          9.3 Indemnity Limitations. The indemnity obligations set forth in sections A and B above shall not apply (a) to any costs or expenses not reasonably incurred by the indemnitee or
(b) to any claims, causes of action, liabilities, losses, costs and expenses resulting from a default by the indemnitee hereunder.

          9.4 Indemnitees; Acceptable Attorneys. Whenever, in this Article and throughout this Lease, Landlord or Tenant is required to defend, indemnify and hold the other harmless, such obligations shall extend to the successors, assigns, officers, partners, directors, employees and other agents of the indemnitee. In any instance where this Lease requires either party to defend the other, such defense shall involve an attorney or attorneys reasonably acceptable to the indemnitee.

          9.5 Limitation on Liability. Landlord shall not be liable to Tenant for any damage by or from any act or negligence of any co-tenant or other occupant of the Building, or by any owner or occupants of adjoining or contiguous property. Landlord shall not be liable for any injury or damage to persons or property resulting in whole or in part from the criminal activities or wilful misconduct of others.

          To the extent not covered by all risk property insurance, Tenant agrees to pay for all damage to the Building, as well as all damage to persons or property of other occupants thereof, caused by the negligence, fraud or willful misconduct of Tenant or any of its agents, contractors, employees, customers and invitees. Nothing contained herein shall be construed to relieve Landlord from liability for any personal injury resulting from its gross negligence, fraud or willful misconduct.


                           ARTICLE 10
                         CASUALTY DAMAGE
                         _______________

          Tenant shall promptly notify Landlord or the Building Manager of any fire or other casualty to the Premises or to the extent it knows of damage, to the Building. In the event the Premises or any substantial part of the Building is wholly or partially damaged or destroyed by fire or other casualty which is covered by Landlord's insurance, the Landlord will proceed to restore the same to substantially the same condition existing immediately prior to such damage or destruction unless such damage or destruction (i) is incapable of repair or restoration within one hundred eighty (180) days, or (ii) occurs during the final 18 months of the Lease Term, in which event Landlord may, at Landlord's option and by written notice given to Tenant within forty-five (45) days of such damage or destruction, declare this Lease terminated as of the happening of such damage or destruction; provided, however, that with respect to a termination by Landlord as a result of a casualty during the final 18 months of the Lease Term, Tenant shall be given an opportunity to exercise its option to renew the Lease Term, and if so exercised, the Lease shall not terminate. If in Landlord's sole opinion the net insurance proceeds recovered by reason of the damage or destruction will not be adequate to complete the restoration of the Building, Landlord shall have the right to terminate this Lease and all unaccrued obligations of the parties hereto by sending a notice of such termination to Tenant. To the extent after fire or other casualty that Tenant shall be deprived of the use and occupancy of the Premises or any portion thereof as a result of any such damage, destruction or the repair thereof, providing the fire or other casualty was not intentionally caused by Tenant or any of its agents or employees, Tenant shall be relieved of the same ratable portion of the Monthly Rent hereunder as the amount of damaged or useless space in the Premises bears to the rentable square footage of the Premises until such time as the Premises may be restored. Landlord shall reasonably determine the amount of damaged or useless space and the square footage of the Premises referenced in the prior sentence.

          If Landlord attempts to restore or repair the Premises and fails to do so within 180 days after the occurrence of said casualty (which 180 day period shall be extended, day-for-day, for (i) each day of Tenant caused delays, and (ii) up to sixty
(60) days for each day of force majeure caused delays (as defined in Article 25)), or such longer period as Landlord reasonably estimates in its notice delivered to Tenant within 45 days after the occurrence of the casualty, then Tenant may terminate this Lease by giving written notice thereof to Landlord within ten
(10) Business Days after Tenant's receipt of a written notice from Landlord stating that Landlord has failed to complete the restoration or repair within said 180 day period (as may be extended, as provided above), and setting forth Landlord's reasonable estimate of a date on which the restoration or repair will be completed.

          In addition, in the event of a casualty that substantially impairs Tenant's use and enjoyment of the Premises which (i) cannot be restored or repaired within 180 days after the occurrence of such casualty (as reasonably determined by Landlord by written notice which shall be delivered to Tenant within forty-five (45) days after the occurrence of such casualty, which notice shall also set forth Landlord's reasonable estimate of when restoration or repairs could be completed), or
(ii) occurs during the final eighteen (18) months of the Lease Term (provided that Tenant has not exercised an option to renew said Term), Tenant may elect to terminate this Lease (so long as such casualty was not intentionally caused by Tenant or any of its agents or employees) by delivering written notice to Landlord within forty-five (45) days after the date on which Landlord notifies Tenant of its inability to repair or restore the Premises within said 180 period, or within thirty (30) days after the occurrence of such casualty in the event of an occurrence during the final 18 months of the Lease Term. In the event that neither Landlord nor Tenant has elected to terminate this Lease, as provided above, then Landlord shall use commercially reasonable efforts to cause the Premises to be repaired or restored promptly after the occurrence of said casualty.


                           ARTICLE 11
                          CONDEMNATION
                          ____________

          In the event of a condemnation or taking of the entire Premises by a public or quasi-public authority, this Lease shall terminate as of the date title vests in the public or quasi-public authority. In the event of a taking or condemnation that substantially impairs Tenant's use and enjoyment of the Premises, and without regard to whether the Premises are part of such taking or condemnation, Landlord or Tenant may elect to terminate this Lease by giving notice to the other within sixty
(60) days of receiving notice of such condemnation. All compensation awarded for any condemnation shall be the property of Landlord, whether such damages shall be awarded as a compensation for diminution in the value of the leasehold or to the fee of the Premises, and Tenant hereby assigns to Landlord all of Tenant's right, title and interest in and to any and all such compensation. Providing, however that in the event this Lease is terminated, Tenant shall be entitled to make a separate claim for the taking of Tenant's personal property (including fixtures paid for by Tenant), any portion of the costs of the Tenant Improvements actually paid by Tenant, and for costs of moving. Any additional portion of such award shall belong to Landlord. In the event of a taking or condemnation that does not result in a termination of this Lease and Tenant is deprived of the use and occupancy of the Premises or any portion thereof, Tenant shall be relieved of the same ratable portion of the Monthly Rent payable hereunder as the amount of space taken or condemned bears to the rentable square footage of the Premises until such time as the Premises may be restored.


                           ARTICLE 12
                     REPAIR AND MAINTENANCE
                    _______________________

          12.1 Tenant's Obligations. Tenant shall keep the Premises in good working order, repair (and in compliance with all Laws now or hereafter adopted) and condition (which condition shall be neat, clean and sanitary, and free of pests and rodents) and shall make all necessary non-structural repairs thereto, excluding, however, any repairs to Building mechanical, HVAC, electrical and plumbing systems or components in or serving the Premises. Tenant's obligations hereunder shall include but not be limited to Tenant's trade fixtures and equipment, security systems, signs, interior decorations, floor-coverings, wall-coverings, entry and interior doors, interior glass, light fixtures and bulbs, keys and locks, and alterations to the Premises whether installed by Tenant or Landlord.

          12.2 Landlord's Obligations. Landlord shall make all necessary structural repairs to the Building and any necessary repairs to the Building standard mechanical, HVAC, electrical, and plumbing systems in or servicing the Premises (the cost of which shall be included in Operating Expenses under Article 4), excluding repairs required to be made by Tenant pursuant to this Article. Landlord shall have no responsibility to make any repairs unless and until Landlord receives written notice of the need for such repair. Landlord shall not be liable for any failure to make repairs or to perform any maintenance unless such failure shall persist for an unreasonable time after written notice of the need for such repairs or maintenance is received by landlord from Tenant. Landlord shall make every reasonable effort to perform all such repairs or maintenance in such a manner (in its judgment) so as to cause minimum interference with Tenant and the Premises but Landlord shall not be liable to Tenant for any interruption or loss of business pertaining to such activities. Landlord shall have the right to require that any damage caused by the willful misconduct of Tenant or any of Tenant's agents, contractors, employees, invitees or customers, be paid for and performed by the Tenant (without limiting Landlord's other remedies herein).

          12.3 Signs and Obstructions. Tenant, at its sole cost and expense, shall be permitted, subject to the terms hereof, to place the name of Tenant on certain signage on the Building and a monument outside the Building (the "Signs"). Tenant shall provide Landlord plans and specifications with respect to location, installation, letter size, letter type, and color of the Signs (hereinafter collectively called the "Plans"). Upon receipt of said information, Landlord, in its reasonable judgement, shall approve or disapprove said Plans. Should the Plans be approved, Tenant shall notify Landlord of any subcontractors involved with the Signs' installation and said subcontractors shall work in conjunction with the Landlord's building personnel to properly install the Signs. Any electrical service required for the Signs will be provided by Landlord and all service charges for electrical service and repairs shall be paid by Tenant upon written notice by Landlord. All costs and expenses associated with the Signs shall be paid by Tenant. Tenant shall hold Landlord harmless from any and all liability regarding any Signs. Should Landlord disapprove the Plans, Tenant shall work with Landlord to provide acceptable signage alternatives. Disapproval of the Plans by Landlord shall in no way serve to terminate this Lease or place any liability on Landlord, or to rescind the right of Tenant to place a Sign on the Building or a monument outside the Building as contemplated by this provision. Tenant shall, at Tenant's sole cost and expense, remove any Signs on or prior to the expiration of the Lease Term and shall return the respective portion of the Building or Premises to their original condition and repair, ordinary wear and tear excepted.

          12.4 Outside Services. Tenant shall not permit, except by Landlord or a person or company reasonably satisfactory to and approved by Landlord: (i) the extermination of vermin in, on or about the Premises; (ii) the servicing of heating, ventilating and air conditioning equipment; (iii) the collection of rubbish and trash other than in compliance with local government health requirements and in accordance with the rules and regulations established by Landlord, which shall minimally provide that Tenant's rubbish and trash shall be kept in containers located so as not to be visible to members of the public and in a sanitary and neat condition; or (iv) window cleaning, janitorial services or similar work in the Premises.


                          ARTICLE 13
                     INSPECTION OF PREMISES
                     ______________________

          Tenant shall permit the Landlord, the Building Manager and its authorized representatives to enter the Premises to show the Premises during Normal Business Hours of Building and at other reasonable times to inspect the Premises and to make such repairs, improvements, alterations or additions in the Premises or in the Building of which they are a part as Landlord may deem necessary or appropriate.


                          ARTICLE 14
                     SURRENDER OF PREMISES
                     _____________________

          Upon the expiration of the Term, or sooner termination of the Lease, Tenant shall quit and surrender to Landlord the Premises, broom clean, in good order and condition, normal wear and tear and damage by fire and other casualty excepted. All leasehold improvements and other fixtures, such as light fixtures and HVAC equipment, wall coverings, carpeting and drapes (but excluding Tenant's trade fixtures and other removable personal property), in or serving the Premises, whether installed by Tenant or Landlord, shall be Landlord's property and shall remain, all without compensation, allowance or credit to Tenant. Any property not removed shall be deemed to have been abandoned by Tenant and may be retained or disposed of by Landlord at Tenant's expense free of any and all claims of Tenant, as Landlord shall desire. All property not removed from the Premises by Tenant may be handled or stored by Landlord at Tenant's expense and Landlord shall not be liable for the value, preservation or safekeeping thereof. At Landlord's option all or part of such property may be conclusively deemed to have been conveyed by Tenant to Landlord as if by bill of sale without payment by Landlord. The Tenant hereby waives to the maximum extent allowable the benefit of all laws now or hereafter in force in this state or elsewhere exempting property from liability for rent or for debt.


                          ARTICLE 15
                         HOLDING OVER
                         ____________

          Tenant shall pay Landlord 125% of the amount of Rent then applicable prorated on a per diem basis for each day Tenant shall retain possession of the Premises or any part thereof after expiration or earlier termination of this Lease, together with all damages sustained by Landlord on account thereof. The foregoing provisions shall not serve as permission for Tenant to hold-over, nor serve to extend the Term (although Tenant shall remain bound to comply with all provisions of this Lease until Tenant vacates the Premises) and Landlord shall have the right at any time thereafter to enter and possess the Premises and remove all property and persons therefrom.


                           ARTICLE 16
                    SUBLETTING AND ASSIGNMENT
                    _________________________

          16.1 Landlord's Consent. Tenant shall not assign its interests hereunder, sublease all or any portion of the Premises, or allow any other person to use or occupy any portion of the Premises, without the prior written consent of Landlord, which shall not be unreasonably withheld, except that Landlord shall not, under any circumstances, be obligated to consent to any assignment or subletting by Tenant (a) by operation of law, or
(b) to any person who fails to meet any of the other reasonable criteria of Landlord that Tenant was required to meet prior to the execution of this Lease, including, without limitation, the following:

               (i)  The financial strength of the proposed
assignee or subtenant, both in terms of net worth and in terms of reasonably anticipated cash flow over the Lease Term, is reasonably acceptable to Landlord.

               (ii) The proposed assignee or subtenant intends to make substantial alterations to the Premises which would, in Landlord's reasonable judgment, result in a material net decrease in the value of the Premises as improved.

               (iii) Any other basis on which Landlord can reasonably refuse to withhold its consent to the proposed assignment or sublease, including any failure of the proposed assignee or subtenant to meet any of the reasonable criteria of Landlord that Tenant was required to meet prior to the execution of this Lease.

With respect to any proposed assignment or subleasing requiring Landlord's consent, Tenant shall submit to Landlord in writing, at least 60 days prior to the effective date of the assignment or sublease, (i) a notice of application to assign or sublease, setting forth the proposed effective date, which shall be not less than 60 or more than 90 days after the delivery of such notice; (ii) the name of the proposed transferee; (iii) the nature of the proposed transferee's business to be carried on in the Premises; (iv) the terms of the proposed sublease or assignment; and (v) a current financial statement of the proposed transferee. Tenant shall not submit any such application to Landlord until Tenant has received a bona fide offer from the proposed transferee, and Tenant shall furnish Landlord, in addition to the foregoing, with all other information reasonably required by Landlord with respect to such transfer and transferee. Any transfer (or sequence of transfers resulting, in the aggregate, in the transfer) of 50% or more of the beneficial ownership of Tenant shall constitute an assignment for purposes of this Article.

          16.2 Transfers Not Requiring Consent.   Notwithstanding
the foregoing, Landlord's consent shall not be required with respect to (1) any assignment resulting from a consolidation, merger or purchase of substantially all of Tenant's assets; or
(2) any assignment or sublease to a person (a) who wholly owns Tenant or who wholly owns the person who wholly owns Tenant (in either case, a "Parent"), or who is wholly owned by Tenant or a Parent, or is wholly owned by a person who is wholly owned by Tenant or a Parent, and (b) whose financial strength, both in terms of net worth and in terms of reasonably anticipated cash flow over the Lease term, is not materially less than Tenant's financial strength at the time this Lease was executed or at the time of such assignment or sublease, whichever is greater. With respect to any assignment or subletting to which Landlord's consent is not required, the following provisions shall apply:

               (i)  give Landlord written notice of the
assignment or subletting no less than 45 days prior to the effective date thereof, which notice shall set forth the identity of the proposed transferee, the reason(s) why Landlord's consent is not required, and the nature of the proposed transferee's business to be carried on in the Premises.

               (ii) Tenant shall furnish Landlord (i) no less than 30 days prior to the effective date of the assignment or subletting, with a current financial statement of the proposed transferee reasonably acceptable to Landlord, and (ii) within 3 days following Landlord's demand, with all other information reasonably requested by Landlord with respect to such transferee.

Any assignment or subletting to which Landlord's consent is not required and with respect to which the provisions of this paragraph are not complied with shall, at Landlord's option, be void.

          16.3 First Offer to Landlord. Tenant shall not assign this Lease or sublet all or any portion of the Premises (except as described in Section 16.2, above) unless Tenant has first offered in writing to enter into such an assignment or sublease with Landlord (no more than 6 months earlier) on terms not materially less favorable than those offered to the applicable third party. Landlord shall be deemed to have rejected any such offer unless Landlord accepts the same in writing on or before the 10th business day thereafter. In the event that Landlord accepts any such offer, the provisions of Section 16.4, below, shall apply to the same extent as if Tenant had entered into such assignment or sublease with a third party.

          16.4 Net Revenues.

               (a) Sublease Revenues. In the event that Tenant subleases all or any portion of the Premises and the total of all amounts payable to Tenant for any month under any such sublease exceeds the total of all amounts payable to Landlord hereunder for such month for the same space, the following shall apply to such excess (the "Net Sublease Revenues"):

                    (i) Sublease Revenues shall first be paid to Tenant to the extent of the applicable monthly portion (calculated by amortizing each cost on a straight-line basis over the term of the applicable sublease) of: (1) the amount by which all Monthly Rent and Additional Rent paid by Tenant (not including any Net Sublease Revenues) for such space, for the period since Tenant vacated the same (and provided Landlord with written notice of such vacation) until the date on which the subtenant is required to commence paying rent, exceeds all amounts payable to Tenant under any previous subleases of such space for such period; (2) all brokerage commissions reasonably incurred by Tenant in connection with such sublease(s); and (3) all improvement allowances and other economic concessions (space planning allowances, moving allowances, etc.) paid to such subtenant(s); and

                    (ii) any additional Net Sublease Revenues received by Tenant for any month shall be paid to Landlord within 5 Business Days thereafter.

               (b)  Assignment Revenues.  In the event that
Tenant assigns this Lease with respect to all or any portion of the Premises (the "assigned premises"), Tenant shall pay to Landlord the amount, if any, by which all amounts paid to Tenant in consideration of such assignment exceed the sum of (i) all Monthly Rent and Additional Rent paid by Tenant for the assigned premises for the period from the date Tenant vacated the same (and provided Landlord with written notice of such vacation) until the effective date of the assignment, (ii) all brokerage commissions reasonably incurred by the assigning tenant in connection with such assignment, and (iii) all improvement allowances and other economic concessions (space planning allowances, moving allowances, etc.) paid to such assignee(s).

          16.5 Continuing Liability; Voidable Transfers.   No
assignment of this Lease (other than an assignment to Landlord resulting from Landlord's first offer right), and no subletting of all or any portion of the Premises, shall release Tenant or any guarantor with respect to any post-transfer obligations, unless Landlord agrees otherwise in writing in its absolute discretion and any such assignment or sublease shall, at Landlord's option, be void in the event that Tenant and each such guarantor, if any, does not expressly acknowledge and affirm its continuing liability in form and substance reasonably satisfactory to Landlord. The continuing liability of the assigning Tenant shall be primary, and Landlord shall be entitled to exercise its rights and remedies against any such assignor with respect to any Tenant Default without exhausting its rights and remedies against any successor of such assignor. In the event that it is ever held, notwithstanding the contrary intention of the parties hereto, that any such assignor's continuing liability is that of a guarantor (rather than primary), Tenant hereby waives any and all suretyship rights and defenses to which it would otherwise be entitled in connection with such continuing liability. Notwithstanding the foregoing, in the event that, following any assignment (other than an assignment described in Section B, above), Landlord and such assignee modify this Lease in such a way as to increase Tenant's total obligations hereunder, neither the assigning Tenant nor any guarantor whose guaranty pre-dated such assignment shall be liable for the incremental portion of Tenant's obligations corresponding to such increase. The acceptance of any assignment by an assignee shall automatically constitute the assumption by such assignee of all obligations of Tenant with respect to the assigned premises that accrue following the assignment; provided, however, that any assignment of this Lease shall, at Landlord's option, be void in the event that the assignee does not expressly acknowledge and affirm the effectiveness of the foregoing assumption in form and substance reasonably satisfactory to Landlord. Any assignment or subletting by Tenant to which Landlord's consent is required but not obtained shall, at Landlord's option, be void. Following Landlord's consent, or refusal to consent, to any assignment or sublease, Tenant shall pay Landlord, upon demand, a reasonable charge (not to exceed $1,000.00) to cover Landlord's administrative and out-of-pocket costs in connection therewith.

          16.6 Other Provisions Applicable to Transfers. No assignment or subletting shall be deemed to modify any provision of this Lease, with respect to permitted or restricted uses of the Premises or otherwise, unless Landlord then agrees otherwise in writing in its absolute discretion. Tenant shall promptly furnish Landlord with a copy of each executed assignment or sublease, and with copies of any supplements or modifications thereto which may be executed from time to time.

          16.7 Assignment of Sublease Revenues. Tenant hereby absolutely assigns to Landlord all of Tenant's right, title and interest in and to all revenues from each sublease of all or any portion of the Premises; provided, however, that Landlord hereby grants Tenant a license, which shall remain in effect so long as no Tenant default remains uncured, to collect all such revenues (subject to Tenant's obligation to deliver certain of such revenues to Landlord under this Article). Upon the occurrence of any Tenant default, Landlord may revoke such license by written notice to Tenant and may, by written notice to any subtenant of Tenant, demand that such subtenant pay all such revenues directly to Landlord. In such event Tenant hereby irrevocably authorizes and directs any such subtenant to pay such revenues to Landlord, and further agrees (a) that any such subtenant shall be obligated and entitled to pay such revenues to Landlord notwithstanding any contrary contentions or instructions later received from Tenant and (b) that no such subtenant shall have any liability to Tenant for any such revenues paid to Landlord in accordance with the foregoing. Landlord shall not be entitled to use or enjoy any such revenues except for the purpose of applying such revenues against unfulfilled obligations of Tenant hereunder with respect to which the applicable cure periods have expired, or to reimburse Landlord for costs reasonably incurred as a result of any Tenant default, or to compensate Landlord for other losses suffered by Landlord as a result of any Tenant default. Any such revenues remaining in Landlord's possession following the cure of all Tenant defaults and the reimbursement of all such costs and losses shall be delivered to Tenant upon demand. No such notice to any subtenant or receipt of revenues from any subtenant shall be deemed to constitute either (i) Landlord's consent to such sublease or (ii) the assumption by Landlord of any obligation of Tenant under such sublease, nor shall any such notice or receipt create privity of contract between Landlord and the applicable subtenant or be construed as a nondisturbance or similar agreement between Landlord and such subtenant.

          16.8 Transfers By Subtenants.  The provisions of this
Article shall also apply to assignments and subleases by subtenants, sub-subtenants and so on.

          16.9 Assignment of Options. Without limiting the generality of any provision of this Lease which states that any option or other right of Tenant is personal to the original Tenant hereunder or may only be assigned under certain conditions, no option or similar right of Tenant hereunder, including without limitation any option to extend or renew, option to expand, first offer or first refusal right, or first right to lease, may be assigned, and any attempt to assign such right shall be null and void.

          16.10 Encumbrance. Tenant shall not assign its interests hereunder as security for any obligation without Landlord's prior written consent, which may be withheld in Landlord's absolute discretion, and any such assignment without such consent shall, at Landlord's option, be void.


                           ARTICLE 17
     SUBORDINATION, ATTORNMENT AND MORTGAGEE PROTECTION
     __________________________________________________

          This Lease is subject and subordinate to all Mortgages now or hereafter (subject to Landlord's efforts to use reasonable efforts to obtain a nondisturbance agreement in favor of Tenant and in a commercially reasonable form) placed upon the Building, and all other encumbrances and matters of public record applicable to the Building, including without limitation, any reciprocal easement or operating agreements, covenants, conditions and restrictions and Tenant shall not act or permit the Premises to be operated in violation thereof. If any foreclosure or power of sale proceedings are initiated by any Lender or a deed in lieu is granted (or if any ground lease is terminated), Tenant agrees, upon written request of any such Lender or any purchaser at such foreclosure sale, to attorn and pay Rent to such party and to execute and deliver any instruments necessary or appropriate to evidence or effectuate such attornment. In the event of attornment, no Lender shall be: (i) liable for any act or omission of Landlord, or subject to any offsets or defenses which Tenant might have against Landlord (prior to such Lender becoming Landlord under such attornment),
(ii) liable for any security deposit or bound by any prepaid Rent not actually received by such Lender, or (iii) bound by any future modification of this Lease not consented to by such Lender. Any Lender may elect to make this Lease prior to the lien of its Mortgage, and if the Lender under any prior Mortgage shall require, this Lease shall be prior to any subordinate Mortgage; such elections shall be effective upon written notice to Tenant. Tenant agrees to give any Lender by certified mail, return receipt requested, a copy of any notice of default served by Tenant upon Landlord, provided that prior to such notice Tenant has been notified in writing (by way of service on Tenant of a copy of an assignment of leases, or otherwise) of the name and address of such Lender. Tenant further agrees that if Landlord shall have failed to cure such default within the time permitted Landlord for cure under this Lease, any such Lender whose address has been so provided to Tenant shall have an additional period of thirty (30) days in which to cure (or such additional time as may be required due to causes beyond such Lender's control, including time to obtain possession of the Building by power of sale or judicial action or deed in lieu of foreclosure). The provisions of this Article shall be self-operative; however, Tenant shall execute such documentation as Landlord or any Lender may request from time to time in order to confirm the matters set forth in this Article in recordable form. To the extent not expressly prohibited by Law, Tenant waives the provisions of any Law now or hereafter adopted which may give or purport to give Tenant any right or election to terminate or otherwise adversely affect this Lease or Tenant's obligations hereunder if such foreclosure or power of sale proceedings are initiated, prosecuted or completed. Landlord represents and warrants that, as of the time of this Lease, there are no mortgages encumbering the Building.


                           ARTICLE 18
                      ESTOPPEL CERTIFICATE
                      ____________________

          Tenant shall from time to time, upon written request by Landlord or Lender, deliver to Landlord or Lender, within ten
(10) days after from receipt of such request, a statement in writing certifying: (i) that this Lease is unmodified and in full force and effect (or if there have been modifications, identifying such modifications and certifying that the Lease, as modified, is in full force and effect); (ii) the dates to which the Rent has been paid; (iii) to Tenant's knowledge, that Landlord is not in default under any provision of this Lease (or if Landlord is in default, specifying each such default); and,
(iv) the address to which notices to Tenant shall be sent; it being understood that any such statement so delivered may be relied upon in connection with any lease, mortgage or transfer.

          Tenant's failure to deliver such statement within such time shall be conclusive upon Tenant that: (i) this Lease is in full force and effect and not modified except as Landlord may represent; (ii) not more than one month's Rent has been paid in advance; (iii) there are no defaults by Landlord; and, (iv) notices to Tenant shall be sent to Tenant's Address as set forth in Article 1 of this Lease. Notwithstanding the presumptions of this Article, Tenant shall not be relieved of its obligation to deliver said statement.


                           ARTICLE 19
                            DEFAULTS
                            ________

          If Tenant: (i) fails to pay when due any installment or other payment of Rent, or to keep in effect any insurance required to be maintained; or (ii) becomes insolvent, makes an assignment for the benefit of creditors, files a voluntary bankruptcy or an involuntary petition in bankruptcy is filed against Tenant which petition is not dismissed within ninety (90) days of its filing, or (iii) fails to perform or observe any of the other covenants, conditions or agreements contained herein on Tenant's part to be kept or performed and such failure shall continue for thirty (30) days after notice thereof given by or on behalf of Landlord, or (iv) if the interest of Tenant shall be offered for sale or sold under execution or other legal process if Tenant makes any transfer, assignment, conveyance, sale, pledge, disposition of all or a substantial portion of Tenant's property, then any such event or conduct shall constitute a "default" hereunder.

          If Tenant shall file a voluntary petition pursuant to the United States Bankruptcy Reform Act of 1978, as the same may be from time to time be amended (the "Bankruptcy Code"), or take the benefit of any insolvency act or be dissolved, or if an involuntary petition be filed against Tenant pursuant to the Bankruptcy Code and said petition is not dismissed within thirty
(30) days after such filing, or if a receiver shall be appointed for its business or its assets and the appointment of such receiver is not vacated within thirty (30) days after such appointment, or if it shall make an assignment for the benefit of its creditors, then Landlord shall have all of the rights provided for in the event of nonpayment of the Rent.

          If any alleged default on the part of the Landlord hereunder occurs, Tenant shall give written notice to Landlord in the manner herein set forth and shall afford Landlord a reasonable opportunity to cure any such default. In addition, Tenant shall send notice of such default by certified or registered mail, postage prepaid, to the holder of any Mortgage whose address Tenant has been notified of in writing, and shall afford such Mortgage holder a reasonable opportunity to cure any alleged default on Landlord's behalf. In no event will Landlord be responsible for any damages incurred by Tenant, including but not limited to, lost profits or interruption of business as a result of any alleged default by Landlord hereunder.


                           ARTICLE 20
                            REMEDIES
                            ________

          Upon the occurrence of any default by Tenant, and in addition to any and all other rights provided a Landlord under law or equity for breach of a lease or tenancy by a Tenant, Landlord shall have the right to pursue one or more of the following remedies:

          (a) Landlord may terminate this Lease by written notice to Tenant and, following termination, may enter and take possession of the Premises and remove Tenant and any other person occupying the Premises by arrangement with Tenant and may recover from Tenant the following:

               (i) The worth at the time of the award of any unpaid rent that has been earned at the time of termination;

               (ii) The worth at the time of the award of the amount by which the unpaid rent which would have been earned following termination and until the time of the award exceeds the amount of such rental loss that Tenant proves could reasonably have been avoided;

               (iii)The worth at the time of the award of the amount by which the unpaid rent for the balance of the term after the time of the award exceeds the amount of such rental loss that Tenant proves could reasonably have been avoided;

               (iv) Any other amounts necessary to compensate Landlord for all detriment proximately caused by Tenant's defaults under this Lease or which in the ordinary course of things would be likely to result therefrom, including brokerage commissions, advertising expenses, remodeling expenses, and concessions to a new tenant;

               (v) At Landlord's election, any other amounts in addition to or in lieu of the foregoing that may be permitted by law from time to time.

As used in this Section A, "rent" means all amounts of every nature required to be paid by Tenant hereunder, whether to Landlord or to third parties. Any such amounts which must be based on increased costs or other historical information shall be calculated based on estimates and projections reasonably made by Landlord. As used in subparagraphs (a) and (b) of this paragraph, the "worth at the time of the award" shall be calculated based on an interest rate equal to the highest rate permitted by applicable law or, if no maximum applies, 15% per annum. As used in subparagraph (c) of this paragraph, the "worth at the time of the award" shall be calculated based on a discount rate equal to the "Reference Rate" set by Bank of America National Trust and Savings Association at the time of the award. In the event that Bank of America National Trust and Savings Association no longer exists at the time of the award, the discount rate shall equal the highest "prime" or "reference" rate announced at the time of the award by any of the three largest banks based in California at such time.

          (b) Landlord may continue this Lease in effect and pursue any other rights and remedies it may have hereunder and/or as otherwise permitted by law from time to time.

          (c) Landlord may continue this Lease in effect after Tenant's breach and abandonment and recover rent as it becomes due, if Tenant has the right to sublet or assign, subject only to reasonable limitations (and with the understanding that Landlord is under no obligation to relet the Premises under any conditions so long as there is comparable space available in the Building for lease). If the Building is located in California, Landlord may exercise its remedies under California Civil Code Section 1951.4 (as modified or recodified from time to time).

          (c) Whether or not Landlord terminates this Lease, Landlord shall have the right, as Landlord chooses in its absolute discretion, (a) to terminate any or all subleases, licenses, concessions and other agreements entered into by Tenant without Landlord's prior written consent in connection with its occupancy of the Premises and/or (b) to maintain any or all such agreements in effect and succeed to Tenant's interests in connection therewith (in which event Tenant shall cease to have any interest in any such agreement).

          Upon the occurrence of any default by Landlord, Tenant shall, except as otherwise expressly provided herein, have all rights and remedies provided hereunder and by law from time to time; provided, however, that Tenant shall in no event have the right to terminate this Lease except as expressly provided herein.


                           ARTICLE 21
                         QUIET ENJOYMENT
                         _______________

          Landlord covenants and agrees with Tenant that so long as Tenant pays the Rent and observes and performs all the terms, covenants, and conditions of this Lease on Tenant's part to be observed and performed, Tenant may peaceably and quietly enjoy the Premises subject, nevertheless, to the terms and conditions of this Lease, and Tenant's possession will not be disturbed by anyone claiming by, through, or under Landlord.


                           ARTICLE 22
                     ACCORD AND SATISFACTION
                     _______________________

          No payment by Tenant or receipt by Landlord of an amount less than full payment of Rent then due and payable shall be deemed to be other than on account of the Rent then due and payable, nor shall any endorsement or statement on any check or any letter accompanying any check or payment as Rent be deemed an accord and satisfaction, and Landlord may accept such check or payment without prejudice to Landlord's right to recover the balance of such Rent or pursue any other remedy provided for in this Lease or available at law or in equity.


                           ARTICLE 23
                         SECURITY DEPOSIT
                         ________________

          To secure the faithful performance by Tenant of all of the covenants, conditions and agreements set forth in this Lease to be performed by it, including, without limitation, foregoing such covenants, conditions and agreements in this Lease which become applicable upon its termination by re-entry or otherwise, Tenant has deposited with Landlord the sum shown in Article 1 as a "Security Deposit" on the understanding:

          (a) that the Security Deposit or any portion thereof may be applied to the curing of any default that may exist, without prejudice to any other remedy or remedies which the Landlord may have on account thereof, and upon such application Tenant shall pay Landlord on demand the amount so applied which shall be added to the Security Deposit so the same will be restored to its original amount;

          (b) that should the Premises be conveyed by Landlord, the Security Deposit or any balance thereof may be turned over to the Landlord's grantee, and if the same be turned over as aforesaid, Tenant hereby releases Landlord from any and all liability with respect to the Security Deposit and its application or return, and Tenant agrees to look solely to such grantee for such application or return; and,

          (c) that Landlord may commingle the Security Deposit with other funds and not be obligated to pay Tenant any interest;

          (d) that the Security Deposit shall not be considered as advance payment of Rent or a measure of damages for any default by Tenant, nor shall it be a bar or defense to any actions by Landlord against Tenant;

          (e) that if Tenant shall faithfully perform all of the covenants and agreements contained in this Lease on the part of the Tenant to be performed, the Security Deposit or any then remaining balance thereof, shall be returned to Tenant, without interest, within thirty (30) days after the expiration of the Term. Tenant further covenants that it will not assign or encumber the money deposited herein as a Security Deposit and that neither Landlord nor its successors or assigns shall be bound by any such assignment, encumbrance, attempted assignment or attempted encumbrance.


                           ARTICLE 24
                      BROKERAGE COMMISSION
                      ____________________

          Landlord and Tenant represent and warrant to each other that neither has dealt with any broker, finder or agent except for the Broker(s) identified in Article 1. Tenant represents and warrants to Landlord that (except with respect to the Broker identified in Article 1 and with whom Landlord has entered into a separate brokerage agreement) no broker, agent, commission salesperson, or other person has represented Tenant in the negotiations for and procurement of this Lease and of the Premises and that no commissions, fees, or compensation of any kind are due and payable in connection herewith to any broker, agent commission salesperson, or other person. Tenant agrees to indemnify Landlord and hold Landlord harmless from any and all claims, suits, or judgments (including, without limitation, reasonable attorneys' fees and court costs incurred in connection with any such claims, suits, or judgments, or in connection with the enforcement of this indemnity) for any fees, commissions, or compensation of any kind which arise out of or are in any way connected with any claimed agency relationship not referenced in Article.


                           ARTICLE 25
                         FORCE MAJEURE
                         _____________

          Landlord shall be excused for the period of any delay in the performance of any obligation hereunder when prevented from so doing by a cause or causes beyond its control, including all labor disputes, civil commotion, war, war-like operations, invasion, rebellion, hostilities, military or usurped power, sabotage, governmental regulations or controls, fire or other casualty, inability to obtain any materials or services, or through acts of God; provided, that Landlord shall not be entitled to rely upon this Section unless it shall first have given Tenant notice of the existence of any force majeure preventing the performance of an obligation of Landlord within five (5) days after the commencement of the force majeure. Tenant shall similarly be excused for delay in the performance of any obligation hereunder; provided:

          (a) nothing contained in this Section or elsewhere in this Lease shall be deemed to excuse or permit any delay in the payment of the Rent, or any delay in the cure of any default which may be cured by the payment of money (except with respect to abatements of Rent as expressly provided herein);

          (b) no reliance by Tenant upon this Section shall limit or restrict in any way Landlord's right of self-help as provided in this Lease; and

          (c) Tenant shall not be entitled to rely upon this Section unless it shall first have given Landlord notice of the existence of any force majeure preventing the performance of an obligation of Tenant within five (5) days after the commencement of the force majeure.


                           ARTICLE 26
                            PARKING
                            _______

          26.1 Landlord hereby grants to Tenant the exclusive right to use all of the parking facilities located on the Property. In addition, Landlord hereby grants to Tenant the non-exclusive right to use the number of Off-Site Parking Spaces described in Article 1 Q, in common with the rights of others designated by the owner of the Off-Site Parking Garage. Tenant acknowledges and agrees that (i) Landlord's interest in the Off-Site Parking Spaces is governed by that certain Declaration of Establishment of Easements dated as of September 22, 1988, and recorded on September 26, 1996 in the Official Records of Los Angeles County, California, as Instrument No. 88-1537849, as amended by that certain Amendment to Declaration of Establishment of Easements dated as of July 6, 1990, and recorded on July 10, 1990 as Instrument No. 90-1207844 (as amended, the "Declaration"), and (ii) Tenant's right to use the Off-Site Parking Spaces is subject to the terms of the Declaration and the rights, rules and regulations promulgated from time to time by the owner of the Off-Site Parking Garage and Tenant hereby agrees to comply therewith.

          26.2 Commencing on the Commencement Date, Tenant shall pay Landlord the Parking Fee, if any, shown in Article 1, as Additional Rent, payable monthly in advance with the Monthly Rent. If there is a Parking Fee shown in Schedule 1, then thereafter, and throughout the Term, the parking rate for each type of parking space provided to Tenant hereunder shall be the prevailing parking rate, as Landlord may designate from time to time, at Landlord's sole election, for each such type of parking space. In addition to the right reserved hereunder by Landlord to designate the parking rate from time to time, Landlord shall have the right to change the parking rate at any time to include therein any amounts levied, assessed, imposed or required to be paid to any governmental authority on account of the parking of motor vehicles, including all sums required to be paid pursuant to transportation controls imposed by the Environmental Protection Agency under the Clean Air Act of 1970, as amended, or otherwise required to be paid by any governmental authority with respect to the parking, use, or transportation of motor vehicles, or the reduction or control of motor vehicle traffic, or motor vehicle pollution.

          26.3 If requested by Landlord, Tenant shall notify Landlord of the license plate number, year, make and model of the automobiles entitled to use the parking facilities and if requested by Landlord, such automobiles shall be identified by automobile window stickers provided by Landlord, and only such designated automobiles shall be permitted to use the parking facilities. If Landlord institutes such an identification procedure, Landlord may provide additional parking spaces for use by customers and invitees of Tenant on a daily basis at prevailing parking rates, if any. At Landlord's sole election, Landlord may make validation stickers available to Tenant for any such additional parking spaces.

          26.4 The parking facilities provided for herein are provided solely for the accommodation of Tenant and Landlord assumes no responsibility or liability of any kind whatsoever from whatever cause with respect to the automobile parking areas, including adjoining streets, sidewalks, driveways, property and passageways, or the use thereof by Tenant or tenant's employees, customers, agents, contractors or invitees.


                           ARTICLE 27
                       HAZARDOUS MATERIALS
                       ___________________

          27.1 Compliance with Hazardous Materials Laws. Tenant shall at all times and in all respects comply with all federal, state and local laws, ordinances and regulations ("Hazardous Materials Laws") relating to industrial hygiene, environmental protection or the use, analysis, generation, manufacture, storage, presence, disposal or transportation of any oil, petroleum product, flammable explosives, asbestos, urea formaldehyde, radioactive materials or waste, or other hazardous, toxic, contaminated or polluting materials, substances or wastes, including, without limitation, any "hazardous substances," "hazardous wastes," "hazardous materials" or "toxic substances" under any such laws, ordinances or regulations (collectively, "Hazardous Materials").

          27.2 Tenant's Use of Hazardous Materials. Tenant shall, at its own expense procure, maintain in effect and comply with all conditions of any and all permits, licenses and other governmental and regulatory approvals required for Tenant's use of Hazardous Materials on the Premises, including, without limitation, discharge of (appropriately treated) materials or wastes into or through any sanitary sewer in strict accordance and conformity with all applicable Hazardous Materials Laws. Tenant shall cause any and all discharged Hazardous Materials removed from the Premises to be removed and transported solely by duly licensed haulers to duly licensed facilities for final disposal of such materials and wastes. Tenant shall, in all respects, handle, treat, deal with and manage any and all Hazardous Materials in, on, under or about the Premises in total conformity with all applicable Hazardous Materials Laws and prudent industry practices regarding management of such Hazardous Materials. All reporting obligations imposed by Hazardous Materials Laws are strictly the responsibility of Tenant. Upon expiration or earlier termination of the Term of the Lease, Tenant shall cause all Hazardous Materials to be removed from the Premises and transported for use, storage or disposal in accordance and compliance with all applicable Hazardous Materials Laws. Landlord understands that Tenant's use of the Premises shall include the use of Hazardous Materials. Landlord and Tenant recognize that Tenant operates a radiopharmacy and may operate an oncological or other pharmacy and as an integral part of its operations, Tenant handles toxic and low level radioactive materials under a license from the Nuclear Regulatory Commission. Tenant must comply with all prescribed rules, regulations and statutes of all national, state and local standards for use and storage of radioactive material and toxic materials used on the Premises. Any clean up, remediation and removal work shall be subject to Landlord's prior written approval (except in emergencies), and shall include, without limitation, any testing, investigation, and the preparation and implementation of any remedial action plan required by any governmental body having jurisdiction or reasonably required by Landlord. If Landlord or any Lender or governmental body arranges for any tests or studies showing that this Article has been violated by Tenant, Tenant shall pay for the costs of such tests.

          27.3 Notices To Landlord. Tenant shall immediately notify Landlord in writing of (i) any enforcement, cleanup, removal or other governmental or regulatory action instituted, completed or threatened pursuant to any Hazardous Materials Laws,
(ii) any claim made or threatened by any person against Tenant, the Premises or the Building relating to damage, contribution, cost recovery compensation, loss or injury resulting from or claimed to result from any Hazardous Materials purportedly handled, stored, treated or released at the Premises or the Building; (iii) any reports made to any environmental agency arising out of or in connection with any use of Hazardous Materials in, on, or removed from the Premises or Building, including any complaints, notices, warnings, reports or asserted violations in connection therewith, and (iv) any matters where Tenant is required by any Hazardous Materials Law to give a notice to any governmental or regulatory authority respecting any Hazardous Materials on the Premises or the Building. Tenant shall also supply to Landlord as promptly as possible, and in any event within five (5) Business Days after Tenant first receives or sends the same, with copies of all material claims, reports, complaints, notices, warnings or asserted violations relating in any way to Hazardous Materials handled on the Premises, the Building or Tenant's use thereof. Landlord shall have the right (but not the obligation) to join and participate, as a party, in any legal proceedings or actions affecting the Premises or the Building initiated in connection with any Hazardous Materials Law. At such times as Landlord may reasonably request, Tenant shall provide Landlord with a written list, certified to be true and complete, identifying any Hazardous Materials then used, stored, or maintained upon the Premises, the use and approximate quantity of each such materials, a copy of any materials safety data sheet issued by the manufacturer therefor, and such other information as Landlord may reasonably require or as may be required by any Hazardous Materials Law.

          27.4 Indemnifications. Tenant will indemnify, defend (by counsel reasonably acceptable to Landlord), protect, and hold Landlord and each of Landlord's partners, employees, agents, attorneys, successors and assigns, free and harmless from and against any and all claims, liabilities, penalties, forfeitures, losses or expenses (including attorneys' fees) or death of or injury to any person or damage to any property whatsoever, arising from or caused in whole or in part, directly or indirectly, by:

               (a)  the presence in, on, under or about the
Premises or discharge in or from the Premises of any Hazardous Materials placed in, under or about, the Premises by Tenant or at Tenant's direction, excluding any tenant improvement work done by Landlord; or

               (b)  Tenant's use, analysis, storage,
transportation, disposal, release, threatened release, discharge or generation of Hazardous Materials to, in, on, under, about or from the Premises; or

               (c)  Tenant's failure to comply with any Hazardous
Materials Law applicable hereunder to Tenant.

Landlord will indemnify, defend (by counsel reasonably acceptable to Tenant), protect, and hold Tenant and each of Tenant's employees, agents, attorneys, successors and assigns, free and harmless from and against any and all claims, liabilities penalties, forfeitures, losses or expenses (including attorneys' fees) or death of or injury to any person or damage to any property whatsoever, arising from or caused in whole or in part, directly or indirectly, by

               (x)  the presence in, on, under or about the
Premises or the Building or discharge in or from the Premises or the Building of any Hazardous Materials placed, in, on, under or about the Premises or the Building prior to the date hereof, or hereafter by Landlord or at Landlord's direction; or

               (y)  Landlord's use, analysis, storage,
transportation, disposal, release, threatened release, discharge or generation of Hazardous Materials to, in, on, under, about or from the Premises or the Building; or

               (z)  Landlord's failure to comply with any
Hazardous Materials Law.

The obligations of each party ("Indemnifying Party") pursuant to this Section includes, without limitation, and whether foreseeable or unforeseeable, all costs of any required or necessary repair, cleanup or detoxification or decontamination of the Premises or the Building, and the preparation and implementation of any closure, remedial action or other required plans in connection therewith, and survives the expiration or earlier termination of the term of the Lease.


                           ARTICLE 28
             ADDITIONAL RIGHTS RESERVED BY LANDLORD
             ______________________________________

          In addition to any other rights provided for herein, Landlord reserves the following rights, exercisable without liability to Tenant for damage or injury to property, person or business and without effecting an eviction, constructive or actual, or disturbance of Tenant's use or possession or giving rise to any claim:

          (a) To have pass keys to the Premises and all doors therein, excluding Tenant's vaults and safes;

          (b) On reasonable prior notice to Tenant, to exhibit the Premises to any prospective purchaser, Lender, mortgagee, or assignee of any mortgage on the Building or Land and to others having an interest therein at any time during the Term, and to prospective tenants during the last six months of the Term; and

          (c) To take any and all measures, including entering the Premises (other than laboratory areas in which Tenant is legally required to restrict access to authorized individuals) for the purpose of making inspections, repairs, alterations, additions and improvements to the Premises or to the Building (including for the purpose of checking, calibrating, adjusting and balancing controls and other parts of the Building Systems), as may be necessary or desirable for the operation, improvement, safety, protection or preservation of the Premises or the Building, or in order to comply with all Laws, orders and requirements of governmental or other authority, or as may otherwise be permitted or required by this Lease; provided, however, that during the progress of any work on the Premises or at the Building, Landlord will attempt not to inconvenience Tenant, but shall not be liable for inconvenience, annoyance, disturbance, loss of business, or other damage to Tenant by reason of performing any work or by bringing or storing materials, supplies, tools or equipment in the Building or Premises during the performance of any work, and the obligations of Tenant under this Lease shall not thereby be affected in any manner whatsoever; provided, further, that all such work shall be done during the Normal Business Hours of the Building, or, in the case of an emergency, with Tenant's supervision if reasonably possible.


                           ARTICLE 29
                         DEFINED TERMS
                         _____________

          29.1 "Building" shall refer to the Building named in
Article 1. A plan showing the Building is attached hereto as Exhibit A and made a part hereof and the Premises is defined in
Article 2 and shown on said Exhibit A by cross-hatched lines.

          29.2 "Business Day" shall mean any day other than a Saturday or Sunday or holiday on which banks in the State of California are authorized by law to close.

          29.3 "Default Rate" shall mean fifteen percent (15%) per annum, or the highest rate permitted by applicable law, whichever shall be less. If the application of the Default Rate causes any provision of this Lease to be usurious or unenforceable, the Default Rate shall automatically be reduced so as to prevent such result.

          29.4 "Hazardous Materials" shall have the meaning set forth in Article 27.

          29.5 "Landlord" and "Tenant" shall be applicable to one or more parties as the case may be, and the singular shall include the plural, and the neuter shall include the masculine and feminine; and if there be more than one, the obligations thereof shall be joint and several. For purposes of any provisions indemnifying or limiting the liability of Landlord, the term "Landlord" shall include Landlord's present and future partners, beneficiaries, trustees, officers, directors, employees, shareholders, principals, agents, affiliates, successors and assigns.

          29.6 "Law" or "Laws" shall mean all federal, state, county and local governmental and municipal laws, statutes, ordinances, rules, regulations, codes, decrees, orders and other such requirements, applicable equitable remedies and decisions by courts in cases where such decisions are binding precedents in the state in which the Building is located, and decisions of federal courts applying the Laws of such state.

          29.7 "Lease" shall mean this lease executed between Tenant and Landlord, including any extensions, amendments or modifications and any Exhibits attached hereto.

          29.8 "Lease Year" shall mean each calendar year or portion thereof during the Term.

          29.9 "Lender" shall mean the holder of a Mortgage at the time in question, and where such Mortgage is a ground lease, such term shall refer to the ground lessee.

          29.10 "Mortgage" shall mean all mortgages, deeds of trust, ground leases and other such encumbrances now or hereafter placed upon the Building or any part thereof with the written consent of Landlord, and all renewals, modifications, consolidations, replacements or extensions thereof, and all indebtedness now or hereafter secured thereby and all interest thereon.

          29.11 "Operating Expenses" shall mean all operating expenses of any kind or nature which are necessary, ordinary or customarily incurred in connection with the operation, maintenance or repair of the Building as determined by Landlord.

Operating Expenses shall include, but not be limited to:

               (a) costs of supplies, including, but not limited to, the cost of relamping all Building standard lighting as the same may be required from time to time;

               (b) costs incurred in connection with obtaining and providing energy for the Building, including, but not limited to, costs of propane, butane, natural gas, steam, electricity, solar energy and fuel oils, coal or any other energy sources;

               (c)  costs of water and sanitary and storm
drainage services;

               (d)  costs of janitorial and security services;

               (e) costs of general maintenance and repairs, including costs under HVAC and other mechanical maintenance contracts and maintenance, repairs and replacement of equipment and tools used in connection with operating the Building;

               (f)  costs of maintenance and replacement of
landscaping;

               (g)  insurance premiums, including fire and
all-risk coverage, together with loss of rent endorsements, the part of any claim required to be paid under the deductible portion of any insurance policies carried by Landlord in connection with the Building (where Landlord is unable to obtain insurance without such deductible from a major insurance carrier at reasonable rates), public liability insurance and any other insurance carried by Landlord on the Building, or any component parts thereof (all such insurance shall be in such amounts as may be required by any holder of a Mortgage or as Landlord may reasonably determine);

               (h)  labor costs, including wages and other
payments, costs to Landlord of worker's compensation and disability insurance, payroll taxes, welfare fringe benefits, and all legal fees and other costs or expenses incurred in resolving any labor dispute;

               (i)  professional building management fees
required for management of the Building;

               (j) legal, accounting, inspection, and other consultation fees (including, without limitation, fees charged by consultants retained by Landlord for services that are designed to produce a reduction, but only to the extent of the reduction over the Term of the Lease, in Operating Expenses or to reasonably improve the operation, maintenance or state of repair of the Building) incurred in the ordinary course of operating the Building or in connection with making the computations required hereunder or in any audit of operations of the Building;

               (k)  the costs of capital improvements or
structural repairs or replacements made in or to the Building in order to conform to changes, subsequent to the date of this Lease, in any applicable laws, ordinances, rules, regulations or orders of any governmental or quasi-governmental authority having jurisdiction over the Building (herein "Required Capital Improvements") or the costs incurred by Landlord to install a new or replacement capital item for the purpose of reducing Operating Expenses, but only to the extent of the reduction over the Term of the Lease (herein "Cost Savings Improvements"), and a reasonable reserve for all other capital improvements and structural repairs and replacements reasonably necessary to permit Landlord to maintain the Building in its current class. The expenditures for Required Capital Improvements and Cost Savings Improvements shall be amortized on a straight line basis over the useful life of such capital improvement or structural repair or replacement (as reasonably determined by Landlord).
All costs so amortized shall bear interest on the unamortized balance at the rate of ten percent (10%) per annum.

          Notwithstanding the foregoing, Operating Expenses shall not include (a) costs relating to Landlord's business operations incurred at locations other than the Building, and (b) except as otherwise set forth above in this Article 29, costs associated with capital improvements.

In making any computations contemplated hereby, Landlord shall make such adjustments and modifications to the provisions of this paragraph and Article 4 as shall be reasonable and necessary to achieve the intention of the parties hereto.

               (1)  shall have the meaning specified therefor in
Article 3.

          29.12 "Tax" or "Taxes" shall mean:

               (a)  all real property taxes and assessments
levied against the Building by any governmental or quasi-governmental authority. The foregoing shall include all federal, state, county, or local governmental, special district, improvement district, municipal or other political subdivision taxes, fees, levies, assessments, charges or other impositions of every kind and nature, whether general, special, ordinary or extraordinary, respecting the Building, including without limitation, real estate taxes, general and special assessments, interest on any special assessments paid in installments, transit taxes, water and sewer rents, taxes based upon the receipt of rent, personal property taxes imposed upon the fixtures, machinery, equipment, apparatus, appurtenances, furniture and other personal property used in connection with the Building which Landlord shall pay during any calendar year, any portion of which occurs during the Term (without regard to any different fiscal year used by such government or municipal authority except as provided below). Provided, however, any taxes which shall be levied on the rentals of the Building shall be determined as if the Building were Landlord's only property, and provided further that in no event shall the term "taxes or assessment," as used herein, include any federal or state income taxes levied or assessed on Landlord, unless such taxes are a specific substitute for real property taxes. Such term shall, however, include gross taxes on rentals. Expenses incurred by Landlord for tax consultants and in contesting the amount or validity of any such taxes or assessments shall be included in such computations, but only to the extent of any reduction in taxes and assessments over the Term of the Lease. At Tenant's reasonable request, Landlord shall contest the amount or validity of any such taxes or assessments and, at Tenant's sole cost and expense, shall hire such experts and consultants as Landlord reasonably deems necessary to pursue such claim.

               (b)  all "assessments", including so-called
special assessments, license tax, business license fee, business license tax, levy, charge, penalty or tax imposed by any authority having the direct power to tax, including any city, county, state or federal government, or any school, agricultural, lighting, water, drainage, or other improvement or special district thereof, against the Premises of the Building or any legal or equitable interest of Landlord therein. For the purposes of this lease, any special assessments shall be deemed payable in such number of installments as is permitted by law, whether or not actually so paid. If as of the Commencement Date the Building has not been fully assessed as a completed project, for the purpose of computing the Operating Expenses for any adjustment required herein or under Article 4, the Tax shall be adjusted by Landlord, as of the date on which the adjustment is to be made, to reflect full completion of the Building including all standard Tenant finish work if the method of taxation of real estate prevailing to the time of execution hereof shall be, or has been altered, so as to cause the whole or any part of the taxes now, hereafter or theretofore levied, assessed or imposed on real estate to be levied, assessed or imposed on Landlord, wholly or partially, as a capital levy or otherwise, or on or measured by the rents received therefrom, then such new or altered taxes attributable to the Building shall be included within the term real estate taxes, except that the same shall not include any enhancement of said tax attributable to other income of Landlord. All of the preceding clauses K (1.1 and 1.2) are collectively referred to as the "Tax" or "Taxes".

All other capitalized terms shall have the definition set forth in the Lease.

                           ARTICLE 30
                    MISCELLANEOUS PROVISIONS
                    ________________________

          30.1 Rules and Regulations. Tenant shall comply with all of the rules and regulations reasonably promulgated by Landlord from time to time for the Building; provided, however, that Landlord shall not institute any new rules or regulations which materially increase Tenant's obligations under this Lease or which further restrict Tenant's reasonable use and enjoyment of the Premises. A copy of the current rules and regulations are attached hereto as Exhibit D.

          30.2 Execution of Lease. If Tenant executes this Lease as a corporation, then Tenant and the persons executing this Lease on behalf of Tenant represent and warrant that the individuals executing this Lease on Tenant's behalf are duly authorized to execute and deliver this Lease on its behalf in accordance with a duly adopted resolution of the board of directors of Tenant, a copy of which is to be delivered to Landlord on execution hereof, and in accordance with the Bylaws of Tenant and that this Lease is binding upon Tenant in accordance with its terms.

          30.3 Notices. All notices under this Lease shall be in writing and will be deemed sufficiently given for all purposes if, to Tenant, by delivery to Tenant at the Premises during the hours the Building is open for business or by certified mail, return receipt requested or by overnight delivery service (with one acknowledged receipt), to Tenant at the address set forth below, and if to Landlord, by certified mail, return receipt requested or by overnight delivery service (with one acknowledged receipt), at the addresses set forth below.

          Landlord: at the address shown in Article 1, item F, with a copy to the Building Manager at the address shown in
Article 1, item G.

          Tenant: at the address shown in Article 1, item B, with a copy to Troy & Gould, 1801 Century Park East, 16th Floor, Los
Angeles, California 90067, attention: Patrick R. Obel.

          30.4 Transfers. The term "Landlord" appearing herein shall mean only the owner of the Building from time to time and, upon a sale or transfer of its interest in the Building, the then Landlord and transferring party shall have no further obligations or liabilities for matters accruing after the date of transfer of that interest and Tenant, upon such sale or transfer, shall look solely to the successor owner and transferee of the Building for performance of Landlord's obligations hereunder.

          30.5 Relocation.  Not applicable.

          30.6 Tenant Financial Statements. Upon the written request of Landlord, Tenant shall submit copies of its audited financial statements which are released to the public for its most recent financial reporting period and for its prior fiscal year. Landlord shall make such request no more than twice during any Lease Year. All such financial statements shall be certified as true and correct by the responsible officer of Tenant and shall be certified by an independent certified public accountant.

          30.7 Relationship of the Parties. Nothing contained in this Lease shall be construed by the parties hereto, or by any third party, as constituting the parties as principal and agent, partners or joint venturers, nor shall anything herein render either party (other than a guarantor) liable for the debts and obligations of any other party, it being understood and agreed that the only relationship between Landlord and Tenant is that of Landlord and Tenant.

          30.8 Entire Agreement: Merger. This Lease embodies the entire agreement and understanding between the parties respecting the Lease and the Premises and supersedes all prior negotiations, agreements and understandings between the parties, all of which are merged herein. No provision of this Lease may be modified, waived or discharged except by an instrument in writing signed by the party against which enforcement of such modification, waiver or discharge is sought.

          30.9 No Representation by Landlord. Neither Landlord nor any agent of Landlord has made any representations, warranties, or promises with respect to the Premises or the Building except as expressly set forth herein.

          30.10 Limitation of Liability. Notwithstanding any provision in this Lease to the contrary, under no circumstances shall Landlord's liability or that of its directors, officers, employees and agents for failure to perform any obligations arising out of or in connection with the Lease or for any breach of the terms or conditions of this Lease (whether written or implied) exceed forty percent (40%) of the fair market value of the Building. No personal judgment shall lie against Landlord upon extinguishment of its rights in the Building and any judgments so rendered shall not give rise to any right of execution or levy against Landlord's assets. The provisions hereof shall inure to Landlord's successors and assigns including any Lender. The foregoing provisions are not intended to relieve Landlord from the performance of any of Landlord's obligations under this Lease, but only to limit the personal liability of Landlord in case of recovery of a judgment against Landlord; nor shall the foregoing be deemed to limit Tenant's rights to obtain injunctive relief or specific performance or other remedy which may be accorded Tenant by law or under this Lease. If Tenant claims or asserts that Landlord has violated or failed to perform a covenant under the Lease, Tenant's sole remedy shall be an action for specific performance, declaratory judgment or injunction and in no event shall Tenant be entitled to any money damages in any action or by way of set off, defense or counterclaim and Tenant hereby specifically waives the right to any money damages or other remedies for any such violation or failure.

          30.11 Memorandum of Lease. Neither party, without the written consent of the other, will execute or record any this Lease or any summary or memorandum of this Lease in any public recorders office.

          30.12 No Waivers: Amendments. Failure of Landlord to insist upon strict compliance by Tenant of any condition or provision of this Lease shall not be deemed a waiver by Landlord of that condition. No waiver shall be effective against Landlord unless in writing and signed by Landlord. Similarly, this Lease cannot be amended except by a writing signed by Landlord and Tenant.

          30.13 Successors and Assigns. The conditions, covenants and agreements contained herein shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, executors, administrators, successors and assigns.

          30.14 Waiver of Jury Trial, Governing Law. Landlord and Tenant hereby waive all right to trial by jury in any claim, action proceeding or counterclaim by either Landlord or Tenant against each other or any matter arising out of or in any way connected with this Lease, the relationship of Landlord and Tenant, and/or Tenant's use or occupancy or the Premises. This Lease shall be governed by the law of the State where the Building is located.

          30.15 Exhibits. All exhibits attached to this Lease are a part hereof and are incorporated herein by reference and all provisions of such exhibits shall constitute agreements, promises and covenants of this Lease.

          30.16 Captions. The captions and headings used in this Lease are for convenience only and in no way define or limit the scope, interpretation or content of this Lease.

          30.17 Counterparts.  This Lease may be executed in one
(1) or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

          IN WITNESS WHEREOF, and intending to be legally bound hereby, the parties have duly executed this Lease with the Exhibits attached hereto, as of the date first written above.

LANDLORD:

MASSACHUSETTS MUTUAL LIFE
INSURANCE COMPANY

By:  CORNERSTONE REAL ESTATE ADVISERS, INC., its agent


          By:   /s/ Steve Provencio
                ____________________
          Name:  Steve Provencio
          Title: Vice President


TENANT:

SYNCOR INTERNATIONAL CORPORATION,
a Delaware corporation


By:   /s/ Robert Glenn Funari
      ____________________________
Name: Robert Glenn Funari
Title: President and CEO


By:  /s/ Michael E. Mikity
     ____________________________
Name: Michael E. Mikity
Title: Senior Vice President and CFO

                    Certificate of Tenant
                      (If a Corporation)


          I, Haig Bagerdjian, Secretary of Syncor International
Corp., Tenant, hereby certify that the officers executing the foregoing Lease on behalf of Tenant is/are duly authorized to act on behalf of and bind the Tenant.


                         /s/ Haig S. Bagerdjian
(Corporate Seal)         ____________________________
                                   Secretary



Date:

                           EXHIBIT A

               Plan Showing Property and Premises

                           EXHIBIT B

                        Landlord's Work


          1. This Agreement ("Work Letter Agreement") is intended to set forth the obligations of Landlord and Tenant with respect to the preparation of the Premises for Tenant's occupancy. All improvements described in this Work Letter Agreement to be constructed in and upon the Premises are hereinafter referred to as the "Tenant Improvements." It is agreed that construction of the Tenant Improvements will be completed in accordance with the procedures set forth in this Work Letter Agreement.

          2. Tenant shall devote such time in consultation with Landlord or Landlord's agent as may be required to provide all necessary information to Landlord or Landlord's agent as Landlord deems necessary in order to enable Landlord to complete, and obtain Tenant's written approval of, the final layout, drawings, and plans for the Premises. If Tenant fails to furnish any such information, or fails to approve layout, drawings, or plans prior to November 1, 1996, Landlord may, at its election, be discharged of its obligations under this Work Letter Agreement, but the same shall not affect or diminish Tenant's duties and obligations set forth in the Lease, and Tenant agrees to pay on demand all costs and expenses and increased unit prices incurred by Landlord on account of Tenant's failure to furnish such information and approved drawings within such prescribed times. All of Tenant's plans and specifications shall be subject to Landlord's consent, the granting or denial of which shall be in Landlord's reasonable discretion.

          3. Space planning and construction drawings, and when deemed necessary by Landlord, engineering drawings, shall be prepared by Landlord's architect. Tenant shall pay for space planning services for Landlord's standard construction and engineering drawings covering Landlord's standard materials, and for any nonstandard construction and engineering drawings, or any additional costs for drawings occasioned by special installation other than Landlord's standard materials. Tenant may pay for such services out of the Allowance, if any, provided in Exhibit "B-1". Tenant shall furthermore be responsible for the design, function and maintenance of all special improvements, whether installed by Landlord at Tenant's request or installed by Tenant with Landlord's prior written approval. Tenant shall use Landlord's standard materials unless other materials are expressly approved in writing by Landlord.

          4. Landlord shall solicit bids from not less than three (3) general contractors to construct the Tenant Improvements, which contractors shall be chosen by Landlord. Tenant shall select a general contractor to construct the Tenant Improvements from such competitive bids within three (3) days after receipt of same from Landlord. Prior to Landlord's execution of a construction contract with such general contractor, Tenant shall be given three (3) Business Days to provide comments upon and propose revisions to such contract, including proposing bonuses for early completion (provided, however, that no such bonuses shall be paid out of the Allowance), and penalties for late completion of the Tenant Improvement work. Prior to commencing any construction of Tenant Improvements, Landlord shall submit to Tenant a written estimate setting forth the anticipated cost of the Tenant Improvements (excluding any costs which may be specified herein or in Exhibit "B-1" as being borne by Landlord), including but not limited to labor and materials, contractor's fees and Landlord's construction management fees (not to exceed three percent (3%) in the aggregate), permit fees, and space planning, construction, and engineering drawing costs. Within five (5) Business Days of its receipt, Tenant shall either notify Landlord in writing of its approval of the cost estimate, or specify its objections thereto and desired changes to the proposed Tenant Improvements. In the event Tenant notifies Landlord of such objections and desired changes, Tenant shall work with Landlord to reach acceptable plans and cost estimate; provided, however, if Tenant fails to give written approval of a cost estimate within ten (10) Business Days following delivery to Tenant of the original cost estimate, Tenant shall be chargeable with one day of Delay for each day thereafter until Tenant provides to Landlord in writing its approval of a cost estimate.

          5. In the event Landlord's estimate and/or the actual cost of construction shall exceed the Allowance, (as defined in Exhibit "B-1" attached hereto), if any (such amounts exceeding the Allowance being herein referred to as the "Excess Costs"), Tenant shall pay to Landlord such Excess Costs as follows:

               (a) Tenant shall deliver to Landlord, with its approval of the Landlord's estimate, and in any event prior to commencement of construction, an amount equal to fifty percent (50%) of the Excess Costs as then estimated by Landlord.

               (b) After substantial completion of the Tenant Improvements, but prior to occupancy of the Premises by Tenant, Tenant shall pay to Landlord on demand an amount which when added to the initial payment described in subparagraph (a) above equals ninety percent (90%) of the Excess Costs as then estimated by Landlord.

               (c)  As soon as the final accounting can be
prepared and submitted to Tenant, Tenant shall pay on demand to Landlord the entire balance of the Excess Costs based upon the actual cost of construction.

The statements of costs submitted to Landlord by Landlord's contractors shall be conclusive for purposes of determining the actual cost of the items described therein. The amounts payable hereunder constitute other rent payable pursuant to the Lease, and the failure to timely pay same constitutes an event of default under the Lease.

          6. If Tenant shall request any change, addition or alteration in the working drawings, after approval by Landlord and Tenant, Landlord shall have such working drawings prepared, and Tenant shall promptly reimburse Landlord for the cost thereof. Promptly upon completion of the revisions, Landlord shall notify Tenant in writing of the cost which will be chargeable first to any remaining Allowance and then to Tenant by reason of such change, addition or deletion. Tenant shall, within five (5) Business Days, notify Landlord in writing whether it desires to proceed with such change, addition or deletion. In the absence of such written authorization, Landlord shall have the option to continue work on the Premises disregarding the requested change, addition or alteration, or Landlord may elect to discontinue work on the Premises. In the event such revisions result in a higher estimate of the cost of construction, Tenant shall pay to Landlord an amount sufficient to provide Landlord with the above described fifty percent (50%) (or if applicable ninety percent (90%)) payment toward Excess Costs.

          7. Following approval of the plans and the payment by Tenant of the required portion of the Excess Costs, if any, Landlord shall cause the Tenant Improvements to be constructed in accordance with the approved plans. Unless otherwise specifically provided in the approved plans, all material used in the construction of the Tenant's Improvements shall be of such quality as determined by the Landlord's architect. Landlord shall notify Tenant of substantial completion of the Tenant Improvements.

          8. Landlord shall use reasonable diligence to cause the Tenant Improvement work to be "substantially completed" in a timely manner, subject to delays described in Section 25 of the Lease and delays described in Paragraph 9 of this Work Letter Agreement. Without limitation on the foregoing, in the event of a material breach of the construction contract by the general contractor, Tenant may require Landlord to take commercially reasonable efforts to enforce said contract at Tenant's sole cost and expense. The Tenant Improvements shall be considered "substantially completed" for all purposes under this Work Letter Agreement and the Lease if and when Landlord's architect issues a written certificate to Landlord and Tenant, certifying that the Tenant Improvement work has been completed (except for minor finish-out and "punchlist" items) in substantial compliance with the approved plans and, if applicable, the working drawings, or when Tenant first takes occupancy of the Premises, whichever occurs first.

          9.   There shall be no extension of the Commencement
Date (as permissibly extended under Article 5 of the Lease) if the Tenant Improvements have not been substantially completed on said date by reason of any delay attributable to Tenant, including without limitation:

               (i) the failure of Tenant to furnish all plans, drawings, specifications, finish details or the other information required under Paragraph 2 above on or before the date stated in Paragraph 2;

               (ii) the failure of Tenant to comply with the requirements of Paragraphs 5, 6 or 7, above;

               (iii)Tenant's requirements for special work or materials, finishes, or installations other than Landlord's standards;

               (iv) the performance of any other work in the Premises by any person, firm or corporation employed by or on behalf of Tenant, or any failure to complete or delay in completion of such work; or

               (v)  any other act or omission of Tenant.

          10. Landlord, in Landlord's discretion and upon request by Tenant, will grant to Tenant and Tenant's agents a license to enter the Premises prior to the date designated in the Lease for the commencement of the Term in order to allow Tenant to do other work required by Tenant to make the Premises ready for Tenant's use and occupancy. It shall be a condition to the grant by Landlord and continued effectiveness of such license that:

               (a) Tenant shall give to Landlord not less than five (5) days' prior written notice of its request to have such access to the Premises, which notice shall contain and/or shall be accompanied by: (i) a description of and schedule for the work to be performed by those persons and entities for whom and which such access is being requested; (ii) the names and addresses of all contractors, subcontractors and material suppliers for whom and which such early access is being requested and the approximate number of individuals, itemized by trade, who will be present in the Premises; (iii) copies of all contracts pertaining to the performance of the work for which such early access is being requested; (iv) copies of all plans and specifications pertaining to the work for which such access is being requested;
(v) copies of all licenses and permits required in connection with the performance of the work for which such access is being requested; (vi) certificates of insurance (in amounts and with insured parties satisfactory to Landlord) and instruments of indemnification against all claims, costs, expenses, damages and liabilities which may arise in connection with such work; and
(vii) assurances of the availability of funds sufficient to pay for all such work. All of the foregoing shall be subject to Landlord's approval, which shall not be unreasonably withheld.

               (b)  Such early access shall be subject to
scheduling by Landlord.

               (c)  Tenant's agents, contractors, workmen,
mechanics, suppliers and invitees shall work in harmony and not interfere with Landlord and Landlord's agents in performing the Tenant Improvement work in the Premises or the general operation of the Building. If at any time such entry shall cause or threaten to cause such disharmony, Landlord may withdraw such license upon twenty-four (24) hours' prior written notice to Tenant.

Any such entry into and occupation of the Premises by Tenant shall be deemed to be under all of the terms, covenants, conditions and provisions of the Lease, excluding only the covenant to pay Rent and specifically including the provisions of
Article 9 thereof. Landlord shall not be liable for any injury, loss or damage which may occur to any of Tenant's work or installations made in the Premises or to property placed therein prior to the commencement of the Term, the same being at Tenant's sole risk and liability. Tenant shall be liable to Landlord for any damage to the Premises or to any portion of the Tenant Improvements caused by Tenant or any of Tenant's employees, agents, contractors, workmen or suppliers. In the event the performance of the work by Tenant, its agents, employees or contractors causes extra costs to Landlord, Tenant shall reimburse Landlord for the entire extra cost and the cost incurred by Landlord for the engineers or operators under applicable union regulations or contracts.

          (11) Landlord shall allow Tenant's construction representative to be present at the Premises at all times during the construction of the Tenant Improvements to oversee the construction of the Tenant Improvements, monitor compliance with the construction contract (including adherence to construction schedules) and to propose changes to the working drawings (as provided above). Tenant's construction representative shall coordinate all comments and concerns through Landlord's construction representative or project superintendent. Tenant's construction representative shall not in any way interfere with Landlord, its contractors, or any of their employees.

          (12) The terms and provisions of the Lease, insofar as they are applicable to this Work Letter Agreement, are hereby incorporated herein by reference.

          (13) All amounts payable by Tenant to Landlord hereunder shall be deemed to be Rent under the Lease and upon any default in the payment of same, Landlord shall have all of the rights and remedies provided for in the Lease.

                         EXHIBIT "B-1"


          Landlord agrees to provide Tenant an allowance (the "Allowance") of $1,187,724.50 toward the cost of the Tenant Improvements (including but not limited to expenses associated with space planning, preparation of plans and drawings, fees and permits, etc.) and for reimbursement to Tenant of out-of-pocket moving costs actually incurred by Tenant, from and after the date of the Lease, in connection with moving and installing its furniture and other equipment to the Premises. Tenant shall not be entitled to any credit for any amount not applied to the cost of the Tenant Improvements or its moving costs described above. In the event the Allowance shall not be sufficient to complete the improvements contemplated by the approved plans, Tenant shall pay the Excess Costs as prescribed in Exhibit "B". Upon request, Landlord shall loan Tenant up to $276,215.00 for Tenant Improvements, amortized over 10 years at an annual compounded rate of ten percent (10%) per annum and payable in equal monthly installments, and payable in full upon demand upon the occurrence of and default under the Lease or upon the early termination of the Lease for any reason.

                            EXHIBIT C

                          Tenant's Work

          Subject to Tenant's right of reimbursement for certain moving expenses, Tenant will install the following items at Tenant's sole cost and expense:

               Telephone/Data Cabling and Equipment
               Trade Fixtures
               All Kitchen Appliances

                           EXHIBIT D

                 Building's Rules and Regulations
                  and Janitorial Specifications

          1. The water and wash closets and other plumbing fixtures shall not be used for any purposes other than those for which they were constructed, and no sweepings, rubbish, rags, or other substances shall be thrown therein.

          2. No space in the Building shall be used for manufacturing, for the storage of merchandise, or for the sale of merchandise, goods, or property of any kind at auction, without the prior consent of Landlord.

          3. No additional locks or bolts of any kind shall be placed upon any of the doors or windows, nor shall any changes be made in locks or the mechanism thereof. Tenant must, upon the termination of its tenancy, restore to Landlord all keys of stores, offices and toilet rooms, either furnished to, or otherwise procured by Tenant.

          4. No portion of the Premises shall be used, or permitted to be used for lodging or sleeping, or for any immoral or illegal purposes.

          5. If the Premises becomes infested with vermin, Tenant, at its sole cost and expense, shall cause the Premises to be exterminated, from time to time, to the satisfaction of Landlord, and shall employ such exterminators therefor as shall be approved by Landlord.

          6. Tenant shall not clean any window in the Building from the outside.

          7. With respect to work being performed by Tenant in the Premises which is subject to the prior approval of Landlord, Tenant shall refer all contractors, contractors' representatives and installation technicians to Landlord for its supervision, approval and control prior to the performance of any work or services. This provision shall apply to all work performed in the Building (subject to Article 5 of the Lease) including installation of telephones, telegraph equipment, electrical devices and attachments, and installations of every nature affecting floors, walls, woodwork, trim, ceilings, equipment and any other physical portion of the Building.

          8. Without Landlord's prior approval, Tenant shall not install any radio or television antenna, loudspeaker, music system or other device on the roof or exterior walls of the Building.

          9. Tenant shall store all trash and garbage in such areas specifically designated by Landlord. No materials shall be placed in the trash boxes or receptacles in the Building unless such materials may be disposed of in the ordinary and customary manner of removing and disposing of trash and garbage and will not result in a violation of any law or ordinance governing such disposal. All garbage and refuse disposal shall be only through entryways and elevators provided for such purposes.

          10. Tenant shall not employ any persons other than the janitor or Landlord for the purpose of cleaning its premises without the prior consent of Landlord. Tenant shall not cause any unnecessary labor by reason of its carelessness or indifference in the preservation of good order and cleanliness. Janitor service shall include ordinary dusting and cleaning by the janitor assigned to such work and shall not include beating of carpets or rugs or moving of furniture or other special services. Janitor service shall be furnished Mondays through Fridays, legal holidays excepted, between the hours of 5:00 P.M. and 7:00 A.M.; janitor service will not be furnished to areas which are occupied after 9:30 P.M. Window cleaning shall be done only by Landlord, and only between 6:00 A.M and 5:00 P.M.

(Attach Janitorial Specifications and Elevator Maintenance
Contract for the Property)

                          EXHIBIT E

                  Commencement Date Confirmation


     DECLARATION BY LANDLORD AND TENANT AS TO DATE OF DELIVERY
        AND ACCEPTANCE OF POSSESSION OF PREMISES


          Attached to and made a part of the Lease dated the ______ day of ________________, 199__, entered into and by
MASSACHUSETTS MUTUAL LIFE INSURANCE COMPANY as LANDLORD, and _____________________________________________ as TENANT.
LANDLORD AND TENANT do hereby declare that possession of the Premises was accepted by TENANT on the _____ day of ___________, 199__. The Premises required to be constructed and finished by LANDLORD in accordance with the provisions of the Lease have been satisfactorily completed by LANDLORD and accepted by TENANT, the Lease is now in full force and effect, and as of the date hereof, LANDLORD has fulfilled all of its obligations under the Lease. The Lease Commencement Date is hereby established as ______________________, 199___. The Term of this Lease shall terminate on _______________, 199__.


LANDLORD:

MASSACHUSETTS MUTUAL LIFE
INSURANCE COMPANY
By: CORNERSTONE REAL ESTATE
    ADVISERS, INC., its agent


By: ____________________________
Name Typed:
Title:
Date:


TENANT:


By: ____________________________
Name Typed:
Title:
Date:

                           EXHIBIT "F"
               RIGHT OF FIRST OPPORTUNITY TO NEGOTIATE


          Prior to marketing the Building for sale, Landlord will send a written notice (the "Sale Notice") to Tenant requesting Tenant to make an offer to purchase the Building. If Landlord receives an offer (the "Offer") from Tenant within 15 days of Tenant's receipt of the Sale Notice, Landlord shall either accept or reject the Offer, as determined by Landlord in Landlord's sole discretion, within 10 days of Landlord's receipt thereof. In the event that Landlord rejects the Offer, Landlord and Tenant hereby agree to negotiate in good faith for a period of up to, but not more than thirty (30) days after Landlord's rejection, to reach an agreement as to the basic terms on which Tenant would purchase and Landlord would sell the Building (each, a "Counter-Offer"). If Landlord notifies Tenant in writing of the acceptance of the Offer within such 10-day period, or at any time during said 30-day negotiation period of a Counter-Offer, Landlord and Tenant shall enter into a written agreement of purchase and sale ("Purchase Agreement") containing appropriate and mutually acceptable terms and conditions relating to the purchase and sale of the Building. In the event that Tenant does not notify Landlord in writing of any Offer within the 15 day period specified above, or Landlord rejects Tenant's final Counter-Offer (and said 30-day negotiation period has expired), or Landlord and Tenant fail to execute a Purchase Agreement within 30 days following the acceptance of the Offer or Counter-Offer (as the case may be) by Landlord, then Tenant's rights under this paragraph shall automatically terminate and Landlord shall be free to market the Building to any third parties on any terms and at any price determined by Landlord, including on terms (including, without limitation, price) more favorable than those contained in any Offer or Counter-Offer. Any termination of the Lease shall terminate all rights of Tenant with respect to the matters contained in this Paragraph. The rights of Tenant with respect to the matters contained in this Paragraph shall not be severable from the Lease, nor may such rights be assigned or otherwise conveyed in connection with any permitted assignment of the Lease. Landlord's consent to any assignment of the Lease shall not be construed as allowing an assignment or a conveyance of such rights to any assignee. Nothing herein contained should be construed so as to limit or abridge Landlord's ability to sell the Building to any other party, Landlord's sole obligation being to offer Tenant a right of first negotiation as set forth above, and if such offer is accepted, to negotiate the Purchase Agreement with Tenant in accordance with this provision.
Landlord shall not be responsible to pay any commissions to any broker in connection with any sale to Tenant.

          Notwithstanding the foregoing, Tenant acknowledges and agrees that the rights described in this Exhibit "F" are subject and subordinate to the rights of Nomura Warner Center Associates, L.P., a California limited partnership ("Nomura") under that certain Right of First Negotiation Agreement dated as of July 6, 1990, by and between Nomura and Landlord's predecessor-in-interest with respect to the Property, 6464 TW Associates, L.P., a California limited partnership, and recorded in the Official Records of Los Angeles County, California, on July 10, 1990, as Instrument No. 90-1207845.

                           EXHIBIT "G"
                         RENEWAL OPTION


          Provided that no material event of default by Tenant has occurred under any term or provision contained in this Lease during the 30 month period preceding Tenant's delivery of a notice of exercise of its Renewal Option (as defined below) and no condition exists which with the passage of time or the giving of notice or both would constitute an event of default pursuant to this Lease, Tenant (but not any assignee or subtenant) shall have the right and option (the "Renewal Option") to renew this Lease, by irrevocable and unconditional written notice delivered to Landlord no later than 9 months prior to the expiration of the initial Lease Term, for an additional term (the "Renewal Term") of sixty (60) months under the same terms, conditions and covenants contained in the Lease, except that (a) the Rent shall be equal to the then current market rental rate for comparable office space as of the end of the initial Lease Term, (b) Tenant shall have no option to renew this Lease beyond the expiration of the Renewal Term, and (c) all leasehold improvements within the Premises shall be provided in their then existing condition (on an "as is" basis) at the time the Renewal Term commences (provided that this provision shall not be construed to relieve Landlord of its obligations under the Lease to repair and/or maintain the Premises). Failure by Tenant to notify Landlord in writing of Tenant's election to exercise the Renewal Option herein granted within the time limits set forth for such exercise shall constitute a waiver of such Renewal Option.

          In the event Tenant elects to exercise the Renewal Option as set forth above, Landlord shall, within 45 days thereafter, notify Tenant in writing of the proposed rental for the Renewal Term (the "Proposed Renewal Rental") which shall be derived by Landlord using the then prevailing market rate (the "Prevailing Rate") for space reasonably comparable to the Premises (taking into account concessions then being granted by landlords for reasonably comparable tenants) in the general vicinity of the Building. Tenant shall within thirty (30) days following delivery of the Proposed Renewal Rental by Landlord notify Landlord in writing of the acceptance or rejection of the Proposed Renewal Rental. If Tenant accepts Landlord's proposal, then the Proposed Renewal Rental shall be the rental rate in effect during the Renewal Term. Should Tenant reject Landlord's Proposed Renewal Rental during such thirty (30) day period, then Landlord and Tenant shall negotiate in good faith during the thirty (30) day period commencing upon Tenant's rejection of Landlord's Proposed Renewal Rental to determine the Prevailing Rate. In the event Landlord and Tenant are unable to agree on the Prevailing Rate during said thirty (30) day period, then each party shall place in a separate sealed envelope their final proposal as to the Prevailing Rate, which final proposals shall be delivered to an arbitrator, and which Prevailing Rate shall be determined by said arbitrator, as follows:

          (a) Landlord and Tenant shall agree upon and jointly appoint a single arbitrator within ten (10) Business Days after the expiration of the thirty (30) day negotiation period, which arbitrator shall by profession be a real estate broker who shall have been active over the five (5) year period ending on the date of such appointment in the leasing of commercial office properties in Los Angeles County, California. Neither Landlord nor Tenant shall consult with such broker as to his or her opinion as to Prevailing Rate prior to the appointment. The determination of the arbitrator shall be limited solely to the issue of whether Landlord's or Tenant's submitted Prevailing Rate for the Premises is the closest to the actual Prevailing Rate for the Premises as determined by the arbitrator, taking into account the requirements of this provision regarding same. Such arbitrator may hold such hearings and require such briefs as the arbitrator, in his or her sole discretion, determines is necessary.

          (b) The arbitrator shall, within thirty (30) days of his or her appointment, reach a decision as to whether the parties shall use Landlord's or Tenant's submitted Prevailing
Rate, and shall notify Landlord and Tenant of such determination.

          (c) The decision of the arbitrator shall be binding upon Landlord and Tenant.

          (d) If Landlord and Tenant fail to agree upon and appoint an arbitrator, then the appointment of the arbitrator shall be made by the Presiding Judge of the Los Angeles Superior Court, or, if he or she refuses to act, by any judge having jurisdiction over the parties.

          (e) The cost of arbitration shall be paid by Landlord and Tenant equally.

          Upon the agreement (by arbitration or otherwise) of Landlord and Tenant on the Prevailing Rate, and subject to the conditions set forth hereinabove, Landlord and Tenant shall enter into a written agreement modifying and supplementing the Lease in accordance with the provisions hereof. Any termination of the Lease during the initial Lease Term shall terminate all renewal rights hereunder. The renewal rights of Tenant hereunder shall not be severable from the Lease, nor may such rights be assigned or otherwise conveyed in connection with any permitted assignment of the Lease. Landlord's consent to any assignment of the Lease shall not be construed as allowing an assignment of such rights to any assignee.
                          Exhibit 10.20


STATE OF GEORGIA

COUNTY OF FULTON

                              LEASE

     THIS LEASE made this 30th day of May 1996, between TECHNOLOGY PARK/ATLANTA, INC., a Georgia corporation
(hereinafter called "Lessor"), and SYNCOR INTERNATIONAL
CORPORATION, a Delaware corporation (hereinafter called
"Lessee"):

                          WITNESSETH: THAT,

     WHEREAS, Lessor is the owner of that certain building situated at 6455 East Johns Crossing, Duluth, Fulton County,
Georgia (hereinafter called the "Building") and located on the property (hereinafter called the "Land"; the Land and the Building are herein collectively called the "Property") described on Exhibit "A", attached hereto and by this reference incorporated herein; and

     WHEREAS, Lessee wishes to lease from Lessor approximately 25,608 rentable square feet (22,297 usable square feet) of the Building, which area is outlined in red on the diagram marked Exhibit "B", attached hereto and by this reference incorporated herein and made a part hereof (hereinafter called the "Premises");

     NOW, THEREFORE, in consideration of the payment of the rent and the keeping and performance of the covenants and agreements by Lessee as hereinafter set forth, Lessor does hereby lease to Lessee, and Lessee does hereby lease from Lessor, the Premises. Lessor has not made any representation or warranty as to the suitability of the Premises for the conduct of Lessee's business. No easement for light or air is included in the Premises.

     FOR AND IN CONSIDERATION of the leasing of the Premises as aforesaid, the parties hereby covenant and agree as follows:

     1. TERM. Subject to Section 22 hereof, the term (hereinafter called the "Lease Term") of this Lease shall commence on the earlier of (a) seven (7) days after the issuance of a temporary certificate of occupancy, or (b) the date of occupancy of the Premises by Lessee (hereinafter called the "Commencement Date") and, unless sooner terminated pursuant to the provisions hereof, shall expire at 11:59 p.m. on October 17, 2006.

     2.   RENT.

          2.1 The annual base rental (hereinafter called "Annual Base Rental") for the Premises shall be FOUR HUNDRED FORTY EIGHT THOUSAND ONE HUNDRED FORTY AND NO/100 DOLLARS ($448,140.00). The Annual Base Rental shall be payable in equal monthly installments of THIRTY SEVEN THOUSAND THREE HUNDRED FORTY FIVE AND NO/100 DOLLARS ($37,345.00) (hereinafter called "Base Rent") in advance on the first day of each and every calendar month during the Lease Term. Base Rent shall be prorated at the rate of 1/30th of the Base Rent per day for any partial month. Beginning on September 1, 1997 and each September 1 thereafter during the lease term, the Annual Base Rental and Base Rent shall automatically increase by an amount equal to two percent (2%)over the preceding year's Annual Base Rental and Base Rent.

          2.2 Lessee shall pay the rent and all other sums, amounts, liabilities, and obligations which Lessee herein assumes or agrees to pay (whether designated Base Rent, additional rent, costs, expenses, damages, losses, or otherwise) (all of which are hereinafter called "Amount Due") as herein provided promptly at the times and in the manner herein, specified without deduction, set off, abatement, counterclaim, or defense. If any Amount Due is not received by Lessor within ten days of the date on which it is due, Lessee shall pay Lessor a late charge equal to five percent (5%) of the amount of such past due payment, notwithstanding the date on which such payment is actually paid to Lessor. If such Amount Due is not paid within thirty (30) days of the date on which it was originally due, then, in addition to such late charge, Lessee shall pay Lessor interest on such Amount Due from the date on which it was originally due until the date it is actually paid at a rate per annum equal to the lesser of (i) the prime rate of interest announced by Wachovia Bank of Georgia, N.A., or its successors, from time to time for 90-day unsecured loans to its best commercial customers plus three percent (3%) or (ii) the maximum rate permitted by applicable law. Any such late charge and interest shall be due and payable at the time of actual payment of the Amount Due. Any Amount Due payable to Lessor by Lessee shall be paid in cash or by check at the office of Lessor, c/o Technology Park/Atlanta, Inc., Suite 150, 11555 Medlock Bridge Road, Duluth, Georgia 30155, or at such other place or places as Lessor may from time to time designate in writing.

     3.   OPERATING EXPENSES.

          3.1 Beginning on January 1, l998 and on the first day of each January thereafter during the Lease Term, Lessee shall pay to Lessor as additional rent Lessee's Proportionate Share of Common Operating Expenses (as hereinafter defined) for the ensuing calendar year in excess of the actual Common Operating Expenses during the calendar year 1997 (hereinafter called the "Base Year"), as adjusted to reflect a one hundred percent (100%) occupancy as set forth below. Lessee shall also pay as additional rent all other charges, costs and expenses which are not included within Common Operating Expenses and which are incurred by Lessor at the request of Lessee as a result of any use of the Premises by Lessee. Lessee's Proportionate Share of Common Operating Expenses shall be prorated, on a daily basis using a 365-day calendar year, as necessary for any year during which this Lease is in effect for less than the full twelve month calendar year. Common Operating Expenses shall be calculated on an accrual basis. For the purpose of determining the Common Operating Expenses during the Base Year, and for estimating the Common Operating Expenses during each subsequent year after the Base Year, Lessor shall reasonably estimate such expenses assuming one hundred percent (100%) occupancy of the Building based on the actual Common Operating expenses for the preceding year, any then-known cost changes or additional expenses which can be reasonably anticipated to occur within the year for which such expenses are estimated, Lessor's experience with similar office buildings, the costs of contracts already entered, quotes obtained, representations of providers of the services and equipment, consultation with specialists such as insurers, and other factors a prudent lessor would use to make a fair and accurate estimate of operating costs. Notwithstanding the foregoing if the actual Common Operating Expenses for the Base Year, as adjusted aforesaid (to reflect a one hundred percent (100%) occupancy), as adjusted aforesaid, are more than $5.50 per rentable square foot of the Building, then the Annual Base Rental payable by Lessee per rentable square foot of the Premises during calendar year 1997 shall be increased by an aggregate amount (to be prorated over a twelve-month period) equal to the difference of such actual Common Operating Expenses for the Base Year per rentable square foot of the Building minus $5.50. In the event the actual Common Operating Expenses for the calendar year 1997 exceed $6.00 per rentable square foot, then the difference between the actual Base Year Operating Expenses and $6.00 shall be added to $5.50 the total of which shall become the new figure to be compared with Base Year and subsequent year Common Operating Expenses. It is hereby agreed that Common Operating Expense increases shall be limited to eight percent (8%) per year and this increase limitation shall be cumulative year to year so, for example, increases in the second year shall be less than or equal to 16%.

          3.2 "Lessee's Proportionate Share of Common Operating Expenses" shall mean, for each calendar year (or portion thereof), 26.15% (which represents that percentage of the Building occupied by the Tenant pursuant to this Lease) of the Operating Expense Amount (defined below). As used herein the "Operating Expense Amount" shall mean, for each calendar year (or portion thereof), the amount by which the Common Operating Expenses (defined below) exceeds the Base Year's Common Operating Expenses.

          3.3 For purposes of this Lease, the term "Common Operating Expenses" shall consist of all "operating costs" (as hereinafter defined) for the Building, the parking area adjacent to the Building, and the Land (the Building, such parking area and the Land being hereinafter referred to collectively as the "Project"; the Project is further described on Exhibit "A"). For purposes of this Lease, the term "operating costs" shall mean all reasonable expenses, costs and disbursements (subject to the exclusions set forth in subparagraph 3.3.13 hereof, computed on the accrual basis, relating to or incurred or paid in connection with the operation, maintenance and repair of the Project all in accordance with generally accepted accounting principles appropriate for prudent real estate practice, consistently applied, including, but not limited to the following:

               3.3.1 The wages and salaries of all ernployees (not excluded in paragraph 3.3.13) engaged in the operation and maintenance of the Project, including employers' Social Security taxes, unemployment and any other taxes which may be levied on or with respect to such wages and salaries, allocated based upon the time such employees are engaged directly in providing such services, excluding wage and salaries of property managers.

               3.3.2. The cost of all supplies, tools, equipment and materials used in the operation and maintenance of the Project to the extent so utilized.

               3.3.3.  The cost of water, sewer, heating,
lighting, ventilation, electricity, air conditioning, and any other utilities supplied or paid for by Lessor for the Project and the costs of maintaining the systems supplying the same, including, but not limited to, any utility and service costs incurred by Lessor pursuant to paragraph 5 hereof.

               3.3.4. The cost of all agreements for maintenance and service of the Project and the equipment therein, including, but not limited to, agreements relating to security service, window cleaning, elevator maintenance, janitorial service, pest control and landscaping maintenance.

               3.3.5 The cost of maintaining sprinkler systems, fire extinguishers and fire hoses and the cost of all security services and protective services or devices rendered to or in connection with the Project or any part thereof.

               3.3.6. Insurance premiums for insurance for the Project required to be maintained by Lessor hereunder or which a prudent owner would carry, including, but not limited to, premiums for insurance maintained by Lessor pursuant to Section 9 hereof, business interruption or rental abatement insurance and liability insurance (but exclusive of additional premiums caused and paid for by Lessee or any other tenant of the Building).

               3.3.7.  The cost of repairs and general
maintenance of the Project (excluding repairs, alterations and general maintenance paid by proceeds of insurance or attributable solely to tenants of the Project other than Lessee or to other projects), including, but not limited to: maintenance and cleaning of general common areas and facilities; lawn mowing, gardening, landscaping, and irrigation of landscaped areas; line painting, pavement maintenance (but not replacement), sweeping, and sanitary control; removal of snow, trash. rubbish, garbage, and other refuse; the cost of personnel to implement such services, to direct parking, and to police the general common areas; the cost of exterior and interior painting of common areas; all maintenance and repair costs (but excluding all replacement costs on capital items) incurred pursuant to subsections 6.1 and 10.4 hereof; and the cost of maintenance of sewers and utility lines.

               3.3.8. The amortization (together with reasonable financing charges) of the cost of installation of capital investment items which are installed for the purpose of reducing operating expenses or complying with governmental requirements but only to the extent of the savings created by such equipment during each year such charges are included in Common Operating Expenses.

               3.3.9. All taxes, assessments, and governmental or other charges, general or special ordinary or extraordinary, foreseen or unforeseen, which are levied, assessed, or otherwise imposed against the Project street lights, personal property or rents, or on the right or privilege of leasing the Project, collecting rents therefrom or parking vehicles thereon, by any federal, state, county, or municipal government or by any special sanitation district or by any other governmental or quasi-governmental entity that has taxing or assessment authority, and any other taxes and assessments attributable to the Project or its operation (herein collectively called the "Impositions"), but exclusive of federal, state and local income taxes of Lessor, inheritance taxes, estate taxes, gift taxes, transfer taxes, excess profit taxes and any taxes imposed in lieu of such taxes. If at any time during the Lease Term, the present method of taxation or assessment shall be so changed that the whole or any part of the Impositions now levied, assessed or imposed on real estate and the improvements thereon shall be discontinued and as a substitute therefor), or in lieu of and in addition thereof, taxes, assessments, levies, impositions or charges shall be levied, assessed and/or imposed wholly or partially as a capital levy or otherwise on the rents received from the Project or the rents reserved herein or any part thereof, then such substitute or additional taxes, assessments, levies, impositions or charges, to the extent so levied, assessed or imposed, shall be deemed to be included within the Impositions and the operating costs. Lessee will be responsible for ad valorem taxes on its personal property and on the value of the leasehold improvements in the Premises to the extent the same exceed building standard allowances (and if the taxing authorities do not separately assess Lessee's leasehold improvements. Lessor may make a reasonable allocation of the ad valorem taxes allocated to the Project to give effect to this sentence). Lessor shall take reasonable steps to protest any increase in real estate or ad valorem taxes and assessments on the Building or the land on which the Building is situated, including without limitation Lessor's timely response to any notice of increase of assessed value of the land on which the Building is located. Lessee shall not be charged for any assessment imposed as a result of Lessor's request to the applicable governmental entity for capital improvements to Lessor's project in which the Premises are located, which improvements benefit said project without providing any substantial increase in benefits to Lessee over those for which Lessee bargained in this Lease.

               3.3.10  A management fee equal to four percent
(4%) of all rental amounts collected with respect to the Building.

               3.3.11 All assessments (if any) assessed against the Project during the Lease Term pursuant to any protective covenants now or hereafter of record against the Project or the Building, including, without limitation, any assessments imposed for the maintenance and repair of the common areas of the park (development) but only to the extent that such assessments do not pay for any capital improvements to Lessor's project.

               3.3.12 Any real estate tax incentives, reductions or abatements received by Lessor shall reduce operating costs; however, the costs and expenses incurred by Lessor, including, without limitation, the fees and expenses of Lessor's real estate tax service, appraisers and attorneys, in obtaining any such incentives, reductions or abatements shall be included within the operating costs. Lessor shall pay taxes timely to avoid penalties, interest, and surcharges.

               3.3.13  Anything in this Lease to the contrary
notwithstanding, there shall be excluded from operating costs the following items:

                    (a)  Repairs or other work occasioned by
fire, windstorm or other casualty of an insurable nature, or by the exercise of eminent domain; however, there shall be included in operating costs the amount of any deductible under Lessor's policy or policies of casualty insurance (which deductible shall not exceed $5,000.00 per occurrence).

                    (b)  Leasing commissions, attorneys' fees,
costs and disbursements and other expenses incurred in connection with negotiations or disputes with tenants, other occupants, or prospective tenants.

                    (c)  The costs of renovating or otherwise
improving or decorating, painting or redecorating space for tenants or other occupants; however, any such costs incurred with respect to the common areas of the Project shall be included within operating costs.

                    (d) Lessor's costs for electricity and other services that are sold to tenants and for which Lessor is entitled to a reimbursement by tenants as an additional charge, whether or not Lessor receives such reimbursement.

                    (e) Costs incurred by Lessor for alterations which are considered capital improvements and replacements under generally accepted accounting principles, except those permitted by subparagraph 3.3.8 hereof.

                    (f)  Depreciation and amortization, except
for the amortization that permitted by subparagraph 3.3.8 hereof.

                    (g)  Costs of a capital nature including but
not limited to capital improvements, capital repairs, capital equipment and capital tools; however, those costs of a capital nature permitted by subparagraph 3.3.8 hereof shall be included within operating costs.

                    (h)  Expenses in connection with services or
other benefits of a type provided to another tenant which are not provided to Lessee.

                    (i) Wages, salaries or other compensation or benefits for any officers or employees of Lessor above the grade of Building Manager.

                    (j)  The Common Operating Expense payable by
Lessee shall be deemed to exclude any and all executive salaries above that of property manager, interest, payment due under any note, deed to secure debt, or mortgage encumbering the Building in which the Premises is located or under any underlying superior lease or ground lease and all expenses of a capital nature not specifically permitted in this Lease.

          3.4 Nothing contained in this Section 3, including, but not limited to, the definition of "operating costs" contained in subsection 3.3 hereof, shall imply any duty on the part of Lessor to pay any expense or provide any service not otherwise imposed by the express terms of this Lease.

          3.5 Prior to December 31, 1996 and prior to December 31 of each subsequent calendar year during the Lease Term, Lessor shall estimate the amount of Common Operating Expenses and Lessee's Proportionate Share of Common Operating Expenses for the ensuing calendar year or (if applicable) broken portion thereof and notify Lessee in writing of such estimate. Such estimate shall be made by Lessor in the exercise of its reasonable discretion, and Lessee shall continue paying Lessee's Proportionate Share of Common Operating Expenses in accordance with this Section 3, if Lessee challenges whether such estimate by Lessor is reasonable until such dispute is conclusively resolved between the parties. The amount of additional rent specified in such notification shall be paid by Lessee to Lessor in equal monthly installments in advance on the first day of each month of such ensuing calendar year, at the same time and in the same manner as Base Rent. Common Operating Expense both estimated and actual will be itemized by major expense categories.

          3.6 Within ninety (90) days alter December 31 of any calendar year during the Lease Term for which additional rent is due under this Section 3, Lessor shall advise Lessee in writing, of the amount of actual Common Operating Expenses for such calendar year. If the Common Operating Expenses for such calendar year prove to be greater than the amount previously estimated, Lessor shall invoice Lessee for the deficiency as soon as practicable after the amount of underpayment has been determined, and Lessee shall pay such deficiency to Lessor within thirty (30) days following its receipt of such invoice. If, however, Common Operating Expenses for such calendar year are lower than the amount previously estimated, Lessee shall receive a credit (or in the event the term of this Lease has then expired, Lessee shall receive a prompt cash refund) toward the next ensuing monthly payment or payments of the estimated amount of Lessee's Proportionate Share of Common Operating Expenses in the amount of such overpayment until depleted, but in no event shall Lessee's Proportionate Share of Common Operating Expenses be deemed to be less than zero.

          3.7 Lessee may, upon ten (10) days prior written notice to Lessor, at Lessee's expense and at any reasonable time. audit the books and supporting documentation of Lessor pertaining to the determination of Common Operating Expenses for the Base Year, and for any other calendar year not more than three (3) years prior to the year in which such audit is to take place. If Lessee disputes the amount of additional rent due pursuant to paragraph 3.6 hereof and Lessor and Lessee are unable to resolve the dispute by good faith efforts, Lessee may institute arbitration proceedings and such dispute shall be settled by arbitration in the City of Atlanta. Georgia, by a panel of three members in accordance with the rules then in effect of the American Arbitration Association; provided, however, that Lessee shall immediately pay any disputed amount to Lessor, and if the arbitrators find that Lessee has paid more than the Lessee's Proportionate Share of Common Operating Expenses for the previous calendar year, Lessor shall immediately refund such overpayment to Lessee. The decision of the arbitrators acting hereunder shall be binding and conclusive upon the parties. Lessor and Lessee shall each pay one-half of the cost of such arbitration provided, however, that if the arbitrators determine that the arbitration proceedings were not instituted in good faith by Lessee, Lessee shall pay the full cost thereof or in the event the arbitrators determine that the Common Operating Expenses were not determined in good faith by Lessor, Lessor shall pay the full cost thereof. *

     * Notwithstanding any disputes which are taken to arbitration in accordance with the provisions of this paragraph, Lessee shall continue paying to Lessor any increase in the Common Operating Expenses not the subject of said dispute.

     4.   INTENTIONALLY DELETED.

     5.   USE.

          5.1  Lessee (and its permitted assignees and
subtenants) shall use the Premises only for general business. administration, sales, and service, not in violation of the restrictive covenants hereinafter referred to, and for no other purpose without the prior written consent of Lessor. Lessee shall operate its business in the Premises during the entire Lease Term and in a reputable manner in compliance with all applicable laws, ordinances, regulations, covenants, restrictions, and other matters shown on the public records, now in force or hereinafter enacted. Lessee will not permit, create, or maintain any disorderly conduct, trespass, noise, or nuisance whatsoever about the Premises which has a tendency to annoy or disturb any persons occupying adjacent premises either within or without the Building.

          5.2 Lessee shall not place or maintain machines, equipment, or other apparatus which causes vibrations or noise that may be transmitted to the Building structure or to any space to such a degree as to be objectionable to Lessor or to any tenant, occupant. or other person in the Building. Neither Lessee nor any of Lessee's employees, agents or invitees shall place or maintain within the Premises any stoves, ovens or space heaters, except that Lessee may maintain one (1) microwave oven within the Premises so long as such microwave oven uses standard 110V electrical service. Lessee shall not make or permit any odor that is objectionable to the public or to other occupants of the Building, to emanate from the Premises, and shall not create, permit or maintain a nuisance thereon, and shall not do any act tending to injure the reputation of the Building.

          5.3 Lessee shall cause all loading and unloading of any goods or materials delivered to or sent from the Premises to be done only in the loading dock area of the Premises or, if no loading dock area is located at the Premises, then at the loading dock area of the Building or such other dock area as Lessor may designate. Under no circumstances shall Lessee allow any goods or materials delivered to or sent from the Premises to be stored on, accumulate on or obstruct the loading dock area, dumpster pad, sidewalks, driveways, parking areas, entrances or other public areas or spaces of the Building or the Property. Lessee acknowledges that violations of this Paragraph 5.3 shall constitute a material breach of this Lease.

          5.4 Lessee shall not perform or permit any work, including, but not limited to, assembly, construction, mechanical work, painting, drying, layout, cleaning, or repair of goods or materials, to be done on the loading dock, sidewalks, driveways, parking areas, landscaped areas of the Building or the Property.

          5.5 Lessee shall not use, handle, store, deal in, discharge, or fabricate any environmentally hazardous wastes, substances or materials as the same are now or hereafter may be defined or classified by any local, state, or federal environmental protection legislation or regulation issued pursuant thereto.

          5.6 Lessee shall not abandon or vacate the Premises at any time during the Lease Term.

     6.   UTILITIES AND SERVICE.

          6.1 Except to the extent directly contracted for by Lessee, Lessor shall furnish or cause to be furnished to the Premises between 7:00 a.m. and 6:00 p.m. Monday through Friday and between 8:00 a.m. and 1:00 p.m. on Saturdays, exclusive of all holidays, subject to any rules and regulations of the Building, water and sewer services suitable for Lessees intended use of the Premises, electricity as set forth in Paragraph 6.2 hereof, and heat and air conditioning required in Lessor's reasonable judgment for the comfortable use and occupation of the Premises. As used in this Paragraph 6.1, the term "holiday" shall mean New Years Day, Memorial Day, Independence Day, Labor Day, Thanksgiving Day and Christmas Day. Lessor shall provide lighting facilities for the common entries, hallways, stairways, and restroom facilities in the Building. Lessee will install and pay for its own telephone service.

          6.2 Lessor, at Lessor's sole cost and expense, shall cause to be furnished to the Premises sufficient power for building standard fluorescent lighting, personal computers, normal office copying machines, typewriters, voice writers, calculating machines, and other normal office machines of similar low electrical consumption; but not including electricity required for electronic data processing equipment, special lighting, or any other item of electrical equipment which singly consumes more than 0.25 kilowatts at rated capacity or requires a voltage other than 120 volts single phase. Lessee shall not install or use any other equipment using electric power without the prior written consent of Lessor, and, if Lessor gives written consent then Lessee shall pay the cost of the power to operate the equipment, as determined by Lessor, and if the installation of such electrical equipment requires additional air conditioning capacity above that provided by the building standard system then the additional air conditioning installation and operating costs will be the obligation of Lessee.

          6.3 Lessor shall not be held liable for any damage or injury suffered by Lessee or by any of Lessee's licensees, agents, invitees, servants, employees, contractors, or subcontractors or any other person or entity engaged, invited, or allowed to come onto the Premises by Lessee (hereinafter collectively referred to as "Lessee Parties"), resulting directly, indirectly, proximately, or remotely from the installation, use, or interruption of any utility service to the Premises or Building, including, but not limited to, temporary failure to supply any heating, air conditioning, electrical, water, or sewer services, or any of them. No temporary failure to provide services shall relieve Lessee from fulfillment of any covenant of this Lease, including, without limitation, the covenant to pay any Amount Due in the manner and amounts, and promptly at the times set forth herein.

          6.4 Lessor shall furnish Lessee janitorial service five (5) days per week, exclusive of holidays, in a manner that Lessor reasonably deems to be consistent with the first-class standard of the Building.

     7.   MAINTENANCE.

          7.1 Except for damage arising from the negligence of Lessee or the Lessee Parties, Lessor shall keep the roof, foundation, exterior walls, common areas, and all sewer and utility lines of the Building, including all sewer connections, plumbing, heating appliances, wiring, and glass, in good order and repair, shall furnish Lessee all Building standard florescent bulb replacement in all areas and all incandescent bulb replacement in the common areas and service areas within the Building. Notwithstanding anything to the contrary contained herein and except as otherwise provided in the preceding sentence, Lessor shall have no obligation to maintain, or repair any other improvements located within the Premises, the maintenance of which is and shall be the responsibility of Lessee.

          7.2 Lessor shall have no obligation to make any repairs unless and until Lessee notifies Lessor in writing of the necessity thereof, in which event Lessor shall have reasonable time (excepting in event of an emergency) in which to make such repairs, however, Lessee may notify Lessor verbally of any minor, routine or day-to-day repairs which need to be made.

          7.3 Subject to Lessor's obligation to provide janitorial services, Lessee shall keep the Premises free from all litter, dirt, debris and obstructions and in a clean and sanitary condition. Except as otherwise provided in the first sentence of paragraph 7.1 hereof, Lessee shall maintain, and repair all improvements located within the Premises, including, but not limited to, finishes, wall coverings, carpets, floor coverings, utility lines, (off site) sewer connections (off site), plumbing, wiring and glass which are or were installed for Lessee. At the expiration or other termination of this Lease, Lessee shall surrender the Premises (and keys thereto) in as good condition as when received, loss by fire or other casualty not the result of any act or omission by Lessee, or ordinary wear and tear only excepted.

     8. FORCE MAJEURE. In the event that either party hereto shall be delayed or hindered in or prevented from the performance of any act required hereunder by reason of strikes, lockouts, labor troubles, inability to procure materials, failure of power, restrictive government laws or regulations, riots, insurrection, war, or other reason of a like nature other than finance not the fault of the party delayed in performing work or doing acts required under the terms of this Lease, then performance of such act shall he excused for the period of the delay and the period for the performance of any such act shall be extended for a period equivalent to the period of the delay. The provisions of this Section 8 shall not cancel, postpone, or delay the due date of any payment to be made by Lessee hereunder, nor operate to excuse Lessee from prompt payment of any Amount Due required by the terms of this Lease.

     9.   PROPERTY AND LIABILITY INSURANCE.

          9.1 Throughout the Lease Term, Lessor will insure the Building (excluding foundations and excavations), the Building standard leasehold improvements, and the machinery, boilers, and equipment contained therein owned by Lessor (excluding any property Lessee is obliged to insure pursuant to Paragraph 9.3 below) against damage by fire and the perils insured in the standard extended coverage endorsement. Lessor shall so, throughout the Lease Term, carry public liability insurance with respect to the ownership and operation of the Building.

          9.2 Lessee shall comply with all insurance regulations so the lowest fire, extended coverage, and liability insurance rates available for use of the Building as normal office space may be obtained by Lessor and will not use or keep any substance or material in or about the Premises which may vitiate or endanger the validity of insurance on the Building, increase the hazard or the risk beyond that for a normal office building or result in an increase in premium on the insurance on the Building. If any insurance policy upon the Premises or the Building or any part thereof shall be canceled or shall be threatened by the insurer to be canceled, the coverage thereunder reduced or threatened to be reduced, or the premium therefor increased or threatened to be increased in any way by the insurer by reason of the use and occupation of the Premises by Lessee or by any assignee or subtenant of Lessee and if Lessee fails to remedy the condition giving rise to the cancellation, reduction, or premium increase or threat thereof within twenty-four (24) hours after notice thereof by Lessor. Lessor may, at its option, do any one of the following:

               9.2.1 Declare a default by Lessee, and thereupon the provisions of Section 12 shall apply; or

               9.2.2 Enter upon the Premises and remedy the condition giving rise to the cancellation, reduction, or premium increase or threat thereof, and in such event, Lessee shall forthwith pay the cost thereof to Lessor as additional rent; and if Lessee fails to pay such cost, Lessor may declare a default by Lessee and thereupon the provisions of Section 12 shall apply (Lessor shall not be liable for any damage or injury caused to any property of Lessee or of others located on the Premises as a result of the re-entry); or

               9.2.3 If the sole action taken by the insurer is to raise the premium or other monetary cost of the insurance, demand payment from Lessee of the premium or other cost as additional rent hereunder, and if Lessee fails to pay the increase to Lessor within ten (10) days of demand by Lessor, Lessor may declare a default by Lessee and thereupon the provisions of Section 12 shall apply. Lessee acknowledges that it has no right to receive any proceeds from any insurance policies carried by Lessor and that such insurance will be for the sole benefit of Lessor with no coverage for Lessee for any risk insured against.

          9.3 Lessee shall, during its occupancy of the Premises and during the entire Lease Term, at its sole cost and expense, obtain, maintain, and keep in full force and effect, and with Lessee, Lessor, and Lessor's mortgagees named as additional insureds therein as their respective interests may appear, the following types and kinds of insurance:

               9.3.l Upon property of every description and kind owned by Lessee and located in the Building or for which Lessee is legally liable or which was installed by or on behalf of Lessee, including, without limitation, furniture, fittings, installations, alterations, additions, partitions, and fixtures (excluding, however, those improvements, if any, installed by Lessor in accordance with paragraph 10.1 hereof), against all risk of loss.

               9.3.2 Public liability insurance in an amount not less than $1,000,000.00 for any one occurrence or such higher limits as Lessor may reasonably require from time to time; the insurance shall include coverage against liability for bodily injuries or property damage arising out of the use by or on behalf of Lessee of owned, non-owned, or hired automobiles and other vehicles for a limit not less than that specified above; and shall also include coverage for "Fire Legal" liability with respect to the Premises in an amount not less than $100,000 or such higher limits as Lessor may reasonably require from time to time.

               9.3.3  Workers' compensation insurance in the
amount required by law to protect Lessee's employees; and

               9.3.4 Any other form or forms of insurance that Lessor may reasonably require from time to time, in form, in amounts, and for insurance risks against which a prudent tenant would protect itself.

          9.4 All insurance policies shall be taken out with companies acceptable to Lessor licensed and registered to operate in the State of Georgia and in form reasonably satisfactory to Lessor. The insurance may be by blanket insurance policy or policies. Lessee shall deliver certificates evidencing the insurance policies and any endorsement, rider, or renewal thereof, to Lessor. Certificates evidencing renewals shall be delivered to Lessor no later than fifteen (15) days after each renewal, as often as renewal occurs, and in no event less than fifteen (15) days prior to the date on which the policy would otherwise expire. All insurance policies shall require the insurer to notify Lessor and Lessor's mortgagees in writing thirty (30) days prior to any material change, cancellation, or termination thereof.

          9.5 Lessor and Lessee hereby release the other from any and all liability or responsibility to the other or to anyone claiming through or under them by way of subrogation or otherwise for any loss or damage to property caused by fire or any other perils insured or insurable whether or not such insurance is obtained) in policies of fire and extended coverage insurance covering such property even if such loss or damage shall have been caused by the fault or negligence of the other party, or any one for whom such party may be responsible (other than acts, such as intentional wrongdoing or criminal conduct, that are not waived in the standard waiver of subrogation provision in commercial property insurance at the time of the loss or damage).

     10.  ALTERATIONS AND IMPROVEMENTS.

          10.1 Lessor shall improve the Premises in accordance with working drawings to be approved by Lessee and Lessor prior to commencement of construction. Lessor shall have such work performed promptly, diligently and in a good and workmanlike manner. Lessor shall provide Lessee with an allowance (the "Allowance") of FOUR HUNDRED FORTY FIVE THOUSAND NINE HUNDRED FORTY AND NO/1OO DOLLARS ($445,940.00) for the design, supervision and construction of the improvements to the Premises in accordance with such drawings, including, without limitation, all costs of design, all costs of materials and labor to install such improvements, (Lessor will not charge an overhead and supervisory fee for initial design and construction), and Lessor will pay all such costs as and when incurred by Lessor on a timely basis to the extent of the Allowance. Base Building improvements shall not be included as part of the Allowance, or as improvements to the Premises and shall include the Building exterior walls, the roof, core restrooms, two elevators, common area facilities, the exterior windows, one half of the demising wall between lessees, the electrical transformer (excluding Lessee's electrical distribution panel), sprinkler system installation (excluding head relocation), main trunk lines for water and sewer, building standard roof top HVAC units, Perimeter duct work with PIU boxes and slot diffuser (excluding relocating), Interior VVU dampers excluding duct and diffusers, Trane DDC control system (excluding mounting of sensors), 24" x 24" ceiling grid, not including Building standard ceiling tile and light fixtures, and concrete floor slab. If such costs should exceed the Allowance, then at Lessee's option Lessee shall pay for all such costs in excess of the Allowance on the Commencement Date, or may amortize the additional costs over the Lease Term (on a monthly basis) at an annual interest rate of eleven percent (11%). Additional costs to be amortized over the Lease Term shall not exceed $5.00 per usable square foot. It is hereby agreed between Lessor and Lessee that construction drawings and construction costs must be approved and permits obtained for start of construction on or before July 1, 1996.

          10.2 Lessee shall not make any alterations, additions, or improvements in or to the Premises, nor install or attach fixtures in or to the Premises, without the prior written consent of Lessor, which consent Lessor shall not unreasonably withhold, delay or condition. All alterations, additions, or improvements made, installed in, or attached to the Premises by Lessee, upon the consent specified above, shall be made at Lessee's expense in a good and workmanlike manner, strictly in accordance with the plans and specifications approved by Lessor, all applicable laws, ordinances, regulations, and other requirements of any appropriate governmental authority, and any applicable covenants or other restrictions. Prior to the commencement of any such work, Lessee shall deliver to Lessor certificates issued by insurance companies licensed and registered to operate in the State of Georgia evidencing that workers' compensation insurance and public liability insurance, all in amounts satisfactory to Lessor, are in force and effect and maintained by all contractors and subcontractors engaged by Lessee to perform the work.

          10.3 Lessee shall keep the Premises free from all liens, preliminary notices of liens, right to liens, or claims of liens of contractors, subcontractors, mechanics, or materialmen for work done or materials furnished to the Property at the request of Lessee. Whenever and so often as any such lien shall attach or claims or notices thereof shall be filed against the Property or any part thereof as a result of work done or materials furnished to the Property at the request of Lessee, Lessee shall within twenty (20) days after Lessee has notice of the claim or notice of lien, cause it to be discharged of record, which discharge may be accomplished by deposit or bonding proceedings. If Lessee shall fail to cause the lien, or such claim or notice thereof, to be discharged within the ten-day period, then, in addition to any other right or remedy, Lessor may, but shall not be obligated to, discharge it either by paying the amount claimed to be due or by procuring the discharge of the lien, or claim or notice thereof, by deposit or bonding proceedings. Any amount so paid by Lessor and all costs and expenses, including, without limitation, attorneys fees, incurred by Lessor in connection therewith shall constitute additional rent payable by Lessee under this Lease and shall be paid by Lessee in full on demand of Lessor together with interest thereon at the rate set forth in paragraph 2.2 hereof from the date it was paid by Lessor. Lessee shall not have the authority to subject the interest or estate of Lessor to any liens, rights to liens, or claims of liens for services, materials, supplies, or equipment furnished to Lessee, and all persons contracting with Lessee are hereby charged with notice that they must look to Lessee and to Lessee's interest only to secure payment.

          10.4 All alterations, additions, or improvements, including, but not limited to, fixtures, partitions, counters, and window and floor coverings, which may be made or installed by either of the parties hereto upon the Premises, irrespective of the manner of annexation, and irrespective of which party may have paid the cost thereof, excepting only movable office furniture and shop equipment put in at the expenses of Lessee, shall be the property of Lessor, and shall remain upon and be surrendered with the Premises as a part thereof at the expiration or other termination of this Lease, without disturbance, molestation, or injury. As a condition to Lessor's approval of alterations, Lessor may reasonably elect that any or all installations made or installed by or on behalf of Lessee be removed at the end of the Lease Term, and, if Lessor so elects, it shall be Lessee's obligation to restore the Premises to the condition they were prior to the alterations, additions, or improvements on or before the expiration or other termination of this Lease. Such removal and restoration shall be at the sole expense of Lessee. Further, notwithstanding anything contained herein to the contrary except as otherwise provided in paragraph
9.3.1 hereof, Lessor shall be under no obligation to insure the alterations, additions, or improvements or anything in the nature of a leasehold improvement made or installed by or on behalf of Lessee, the Lessee Parties, or any other person, and such improvements shall be on the Premises at the risk of Lessee only.

          10.5 In the event Lessor makes any capital investment, major structural repairs or improvements in or to the Premises or Building which are required due to any act or omission of Lessee or any of the Lessee Parties, any and all cost and expenses incurred by Lessor in making the capital investment, major structural repairs, or improvements shall constitute additional rent payable by Lessee under this Lease and shall be paid by Lessee in full on demand of Lessor, together with interest thereon from the date of the demand at the rate set forth in paragraph 2.2 hereof.

     11.  ASSIGNMENT OR SUBLETTING.

          11.1 Lessee shall not assign this Lease, or any interest herein, or sublet or allow any other person, firm, or corporation to use or occupy the Premises, or any part thereof, without the prior written consent of Lessor, which consent will not be unreasonably withheld or delayed. Lessor shall have the right to make such investigations as it deems reasonable and necessary in determining the acceptability of the proposed assignee or subtenant. Such investigations may include inquiries into the financial background, business history, capability of the proposed assignee or subtenant in its line of business, and the quality of its operations. Under no circumstances shall Lessor be obligated to consent to the assignment of this Lease or the subletting of the Premises to any entity whose operations violate the restrictive covenants described in Section 26 hereof. Lessee shall provide to Lessor such information as Lessor may reasonably require to enable it to determine the acceptability of the proposed assignee or subtenant including information concerning all of the foregoing matters, and Lessor shall have no obligation to consent to any assignment or subletting unless it has received from Lessee (at no cost or expense to Lessor) the most recent financial statements (the financial statements shall be audited if available) of the proposed assignee or subtenant and such other information as Lessor reasonably requires. For purposes of this Section 11, an assignment of stock or other ownership interest in Lessee shall be deemed an assignment within the meaning of and be governed by this Paragraph. No assignment or subletting (with or without the consent of Lessor) shall release Lessee from its obligations under this Lease nor shall Lessee permit this Lease or any interest herein or in the tenancy hereby created to become vested in or owned by any other person, firm, or corporation by operation of law or otherwise. The power of Lessor to give or withhold its consent to any assignment or subletting shall not be exhausted by the exercise thereof on one or more occasions, but shall be a continuing right and power with respect to any type of transfer, assignment or subletting.

          11.2. Lessee shall assign this Lease or sublet the Premises in any way not authorized by the terms hereof, the acceptance by Lessor of any Amount Due from any person claiming as assignee, sublessee, or otherwise shall not be construed as a recognition of or consent to the assignment or subletting or as a waiver of the right of Lessor thereafter to collect any rent from Lessee, it being agreed that Lessor may at any time accept any Amount Due under this Lease from any person offering to pay it without thereby acknowledging the person so paying as a lessee in place of Lessee herein named, and without releasing Lessee from the obligations of this Lease, and without recognizing the claims under which such person offers to pay any Amount Due, but it shall be taken to be a payment on account by Lessee.

     12.  DEFAULTS.

          12.1 In the event that (i) Lessee shall fail to pay the Base Rent or any other Amount Due for more than ten (10) days after its due date, or (ii) Lessee shall fail to comply with any of the terms, covenants, conditions, or agreements herein contained or any of the rules and regulations now or hereafter established for the government of the Building and such failure to comply continues for ten (10) days after Lessor's written notice to Lessee thereof, (provided, however, that if any such failure to comply on the part of Lessee would reasonably require more than ten (10) days to cure, then, unless Lessee commences curing within the ten (10) day notice period and thereafter promptly, effectively, and with continuity proceeds with the curing of the failure to comply on the part of Lessee and in all such events cures such failure to comply on the part of Lessee no later than thirty (30) days after such notice), or (iii) Lessee shall fail for more than thirty (30) days after written notice thereof from Lessor to Lessee to comply with any term, provision, condition or covenant of any other agreement between Lessor and Lessee; then Lessor shall have the option, but not the obligation, to do any one or more of the following in addition to, and not in limitation of, any other remedy permitted by law, in equity or by this Lease:

               12.1.1 Terminate this Lease, in which event Lessee shall surrender the Premises to Lessor immediately upon expiration of twenty (20) days from the date of the service upon Lessee of written notice to that effect, without any further notice or demand. In the event Lessor shall become entitled to the possession of the Premises by any termination of this Lease herein provided, and Lessee shall refuse to surrender or deliver up possession of the Premises after the service of such notice, then Lessor may, without further notice or demand, enter into and upon the Premises, or any part thereof, and take possession of and repossess the Premises as Lessor's former estate, and expel, remove, and put out of possession Lessee and its effects, using such help, assistance and force in so doing as may be needful and proper, without being liable for prosecution or damages therefor, and without prejudice to any remedy allowed by law available in such cases. Lessee shall indemnify Lessor for all loss, cost, expense, and damage which Lessor may suffer by reason of the termination, whether through inability to relet the Premises, or through decrease in rent or otherwise. In the event of such termination, Lessor may, at its option, recover forthwith as damages a sum of money equal to the total of (a) the cost of recovering the Premises (including, without limitation, attorneys' fees and cost of suit), (b) the unpaid rent earned at the time of termination, plus late charges and interest thereon at the rate specified in paragraph 2.2 hereof, (c) the present value (discounted at the rate of 8% per annum) of the balance of the rent for the remainder of the Lease Term less the present value (discounted at the same rate) of the fair market rental value of the Premises for said period, and any other sum of money and damages owed by Lessee to Lessor.

               12.1.2 Without terminating this Lease, retake possession of the Premises and rent the Premises, or any part thereof, for such term or terms and for such rent and upon such conditions as Lessor may, in its sole discretion, think best, making such changes, improvements, alterations, and repairs to the Premises as may be required. All rent received by Lessor from any reletting shall be applied first to the payment of any indebtedness other than rent due hereunder from Lessee; second, to the payment of any costs and expenses of the reletting, including, but not limited to brokerage fees, attorneys' fees and costs of such changes, improvements, alterations, and repairs; third to the payment of rent due and unpaid hereunder; and the residue, if any, shall be held by Lessor and applied in payment of future rent or damage as they may become due and payable hereunder. If the rent received from the reletting during the Lease Term is at any time insufficient to cover the costs, expenses, and payments enumerated above, Lessee shall pay any deficiency to Lessor, as often as it shall arise on demand.

               12.1.3  Correct or cure the default and recover
any amount expended in so doing, together with interest thereon until paid.

               12.1.4  Recover any and all costs incurred by
Lessor resulting directly, or proximately, from the default, including but not limited to reasonable attorneys' fees.

          12.2 In addition to any other rights which Lessor may have, Lessor, in person or by agent, may enter upon the Premises and take possession of all or any part of Lessee's property in the Premises, and may sell all or any part of such property at a public or private sale, in one or successive sales, with or without notice, to the highest bidder for cash, and, on behalf of Lessee, sell and convey all or part of the property to the highest bidder, delivering to the highest bidder all of Lessee's title and interest in the property sold to him. The proceeds of the sale of the property shall be applied by Lessor toward the reasonable costs and expenses of the sale, including, without limitation, reasonable attorneys' fees, and then forward the payment of all sums then due by Lessee to Lessor under the terms of this Lease. Any excess remaining shall be paid to Lessee or any other person entitled thereto by law. Such sale shall bar Lessee's right of redemption.

          12.3 In the event of a default or threatened default under this Lease by Lessee, Lessor shall be entitled to all equitable remedies, including, without limitation, injunction and specific performance.

          12.4 Pursuit of any of the remedies herein provided shall not preclude the pursuit of any other remedies herein provided or any other remedies provided at law or in equity. Failure by Lessor to enforce one or more of the remedies herein provided shall not be deemed or construed to constitute a waiver of any default, or any violation or breach of any of the terms, provisions, or covenants herein contained.

     13. BANKRUPTCY. The filing or preparation for filing by or against Lessee of any petition in bankruptcy, insolvency, or for reorganization under the Federal Bankruptcy Code, any other federal or state law now or hereafter relating to insolvency, bankruptcy, or debtor relief, or an adjudication that Lessee is insolvent, bankrupt, or an issuance of an order for relief with respect to Lessee under the Federal Bankruptcy Code, any other federal or state law now or hereafter relating to insolvency, bankruptcy, or debtor relief, or the execution by Lessee of a voluntary assignment for the benefit of, or a transfer in fraud of, its general creditors, or the failure of Lessee to pay its debts as they mature, or the levying on under execution of the interest of Lessee under this Lease, or the filing or preparation for filing by Lessee of any petition for a reorganization under the Federal Bankruptcy Code, or for the appointment of a receiver or trustee for a substantial part of Lessee's assets or to take charge of Lessee's business, or of any other petition or application seeking relief under any other federal or state laws now or hereafter relating to insolvency, bankruptcy, or debtor relief, or the appointment of a receiver or trustee for a substantial part of Lessee's assets or to take charge of Lessee's business, shall automatically constitute a default in this Lease by Lessee for which Lessor may, at any time or times thereafter; at its option, exercise any of the remedies and options provided to Lessor in Section 12 hereof; provided, however, that if such petition be filed by a third against Lessee, and Lessee desires in good faith to defend against the petition and is not in any way in default of any obligation hereunder at the time of filing the petition, and Lessee within ninety (90) days thereafter procures a final adjudication that it is solvent and a judgment dismissing the petition, then this Lease shall be fully reinstated as though the petition had never been filed. In the event Lessor elects to terminate this Lease as provided for in this Section, Lessee shall pay forthwith to Lessor as liquidated damages, the difference between the unpaid rent reserved in this Lease at the time of such termination and the then reasonable rental value of the Premises for the balance of the Lease Term, and Lessee acknowledges that said sum is reasonable and shall not be construed as a penalty.

     14.  DAMAGE AND CONDEMNATION.

          14.1 In the event during the Lease Term the Premises are damaged by fire or other casualty, but not to such an extent that repairs and rebuilding cannot reasonably be completed within one hundred twenty (120) days of the date of the event causing the damage, Lessor may, at Lessor's option, repair and rebuild the Premises. If Lessor elects to repair and rebuild the Premises, this Lease shall remain in full force and effect, but Lessor may require Lessee temporarily to vacate the Premises while they are being repaired and, subject to the provisions of this Paragraph 14.l, rent shall abate during this period to the extent that the Premises are untenantable; provided, however, that Lessor shall not be liable to Lessee for any damage or expense which temporarily vacating the Premises may cause Lessee. If the Premises are not repaired, rebuilt, or otherwise made suitable for occupancy by Lessee within the aforesaid one hundred twenty (120) day period, Lessee shall have the right, by written notice to Lessor, to terminate this Lease, in which event rent shall be abated for the unexpired Lease Term, effective as of the date of the written notification, but the other terms and conditions of this Lease shall continue and remain in full force and effect until Lessee shall have vacated the Premises, removed all Lessee's personal property therefrom and delivered peaceable possession thereof to Lessor. If Lessor elects not to repair and rebuild the Premises or if the Building or any part thereof be so damaged that repairs and rebuilding cannot reasonably be completed within one hundred twenty (120) days of the date of the event causing the damage, Lessor may by written notice to Lessee terminate this Lease in which event rent shall be abated for the unexpired Lease Term, effective as of the date of the written notification, but the other terms and conditions of this Lease shall continue and remain in full force and effect until Lessee shall have vacated the Premises, removed all Lessee's personal property therefrom and delivered peaceable possession thereof to Lessor. Failure by Lessee to comply with any provision of this Paragraph 14.1 shall subject Lessee to such costs, expenses, damages, and losses as Lessor may incur by reason of Lessee's breach hereof. Notwithstanding any provision of this Lease to the contrary, if the Premises, the Building, or any part thereof are damaged by fire or other casualty caused by or materially contributed to by the negligence or misconduct of Lessee or any of the Lessee Parties, Lessee shall be fully responsible, to the extent not covered by insurance, for repairing, restoring, or paying for the damage as Lessor shall direct and this Lease shall remain in full force and effect without reduction or abatement of rent.

          14.2 In the event the Building shall be taken, in whole or in part, by condemnation or the exercise of the right of eminent domain, or if in lieu of any formal condemnation proceedings or actions, if any, Lessor shall sell and convey the Premises, or any portion thereof, to the governmental or other public authority, agency, body, or public utility, seeking to take the Premises, the Property or any portion thereof, then Lessor, at its option, may terminate this Lease upon thirty (30) days' prior written notice to Lessee and prepaid rent, if any, shall be proportionately refunded from the date of possession by the condemning authority. All damages awarded for the taking, or paid as the purchase price for the sale and conveyance in lieu of formal condemnation proceedings, whether for the fee or the leasehold interest, shall belong to and be the property of Lessor; provided, however, Lessee shall have the sole right to reclaim and recover from the condemning authority, but not from Lessor, such compensation as may be separately awarded or recoverable by Lessee in Lessee's own right on account of any and all costs or loss (including loss of business) to which Lessee might be put in removing Lessees furniture, fixtures, leasehold improvements, and equipment to a new location. Lessee shall execute and deliver any instruments, at the expense of Lessor, that Lessor may deem necessary to expedite any condemnation proceedings, to effectuate a proper transfer of title to such governmental or other public authority, agency, body or public utility seeing to take or acquire the lands and Premises, or any portion thereof, Lessee shall vacate the Premises, remove all Lessee's personal property therefrom and deliver up peaceable possession thereof to Lessor or to such other party designated by Lessor in the aforementioned notice. Failure by Lessee to comply with any provisions of this Paragraph l4.2 shall subject Lessee to such costs, expenses, damages, and losses as Lessor may incur by reason of Lessee's breach hereof. If Lessor chooses not to terminate this Lease, then to the extent and availability of condemnation proceeds received by Lessor and subject to the rights of any mortgagee thereto, Lessor shall, at the sole cost and expense of Lessor and with due diligence and in a good and workmanlike manner, restore and reconstruct the Premises within one hundred twenty (120) days after the date of the physical taking, and such restoration and reconstruction shall make the Premises reasonably tenantable and suitable for the general use being made by Lessee prior to the taking; provided, however, that Lessor shall have no obligation to restore and reconstruct Lessee's leasehold improvements unless and to the extent that Lessor receives an award of condemnation proceeds specifically designated as compensation for such improvements.
Notwithstanding the foregoing, if Lessor has not completed the restoration and reconstruction within one hundred twenty (120) days after the date of physical taking, Lessee, in addition to any other rights and remedies Lessee may have, shall have the right to cancel this Lease. If this Lease continues in effect after the physical taking, the rent payable hereunder shall be equitably adjusted both during the period of restoration and reconstruction and during the unexpired portion of the Lease Term.

          14.3 In the event Lessor, during the Lease Term, shall be required by any governmental authority or the order or decree of any court, to repair, alter, remove, reconstruct, or improve (hereinafter collectively called "Repairs") any part of the Premises, then the Repairs may be made by and at the expense of Lessor and shall not in any way affect the obligations or covenants of Lessee herein contained, and Lessee hereby waives all claims for damages or abatement of rent because of the Repairs. If the Repairs shall render the Premises untenantable and if the Repairs are not completed within one hundred twenty
(120) days after the date of the notice, requirement, order, or decree, either party hereto upon written notice to the other party given not later than one hundred thirty (130) days after the date of the notice, requirement, order, or decree, may terminate this Lease, in which case rent shall be apportioned and paid to the date the Premises were rendered untenantable; provided however that where the requirement by a governmental authority having jurisdiction to repair, alter, remove, reconstruct, or improve any part of the Premises arises out of any act or omission by Lessee, then the Repairs shall be effected promptly at the sole cost and expense of Lessee and there shall not, in any event, be any abatement of rent nor any right in Lessee to terminate this Lease whether or not the completion of the Repairs takes more than one hundred twenty (120) days.

     15. TAXES. Lessor shall pay all taxes, assessments, and other governmental charges, general or special, ordinary or extraordinary, foreseen or unforeseen, including any installments thereof, levied, assessed, or otherwise imposed by any lawful authority or payable with respect to the Property or the Building.

     16.  LIABILITY OF LESSOR.

          16.1 Subject to paragraph 9.5 hereof, and excepting Lessor's gross negligence or willful misconduct, Lessee shall indemnify, defend, and hold harmless Lessor, at Lessee's expense, against (a) any default by Lessee or permitted assignee or subtenant hereunder, (b) any act or negligence of Lessee or any of the Lessee Parties; and (c) all claims for damages to persons or property by reason of the use or occupancy of the Premises not caused by Lessor. Lessee shall not be liable to Lessor, or Lessor's agents, servants, employees, contractors, customers or invitees for any damage to person or property caused by any act, omission or neglect of Lessor, its agents, servants or employees. Moreover, Lessor shall not be liable for any damage, injury, destruction, or theft to or of the Premises, the personal property of Lessee or any of the Lessee Parties, Lessee, or any of the Lessee Parties arising from any use of the Premises, or any sidewalks, entrance ways, or parking areas serving the Premises, or the act or neglect of co-tenants or any other person, or the malfunction of any equipment or apparatus serving the Premises, or any loss thereof by mysterious disappearance or otherwise, unless caused by the gross negligence or willful misconduct of Lessor.

          16.2 Lessee expressly agrees to look solely to Lessor's interest in the Property for the recovery of any judgment against Lessor, it being agreed that Lessor (and its partners and shareholders) shall never be personally liable for any such judgment. The provision contained in the foregoing sentence is not intended to, and shall not, limit any right that Lessee might otherwise have to obtain injunctive relief against Lessor or Lessor's successors-in-interest.

     17.  RIGHT OF ENTRY.

          17.1 Except in the events of an emergency, with twenty-four hours notice to Lessee; Lessor reserves the right, or itself, its mortgagees, or their respective agents and duly authorized representatives, to enter and be upon the Premises at any time and from time to time to inspect the Premises and to repair, maintain, alter, improve, and remodel, but Lessor shall not materially interfere with Lessee's normal operation except in case of an emergency. Lessee shall not be entitled to any compensation, damages, or abatement or reduction in rent on account of any such repairs, maintenance, alterations, improvements or remodeling. Except as otherwise provided in this Lease, nothing contained in this Paragraph 17.1 shall in imply any duty on the part of Lessor to repair, maintain, alter, improve, or remodel.

          17.2  After notice to Lessee, Lessee shall permit
Lessor or Lessor's agents at any reasonable hour of the day to enter into or upon and go through and view the Premises and to exit the Premises to prospective purchasers or tenants.

     18. BUILDING RULES AND REGULATIONS. Lessor reserves the right to establish reasonable rules and regulations pertaining to the use and occupancy of the Building, which rules and regulations may be changed by Lessor from time to time. Lessee shall comply with any rules and regulations established by Lessor pursuant to this Section 18.

     19. PROPERTY LEFT ON THE PREMISES. Upon the expiration of this Lease, or if the Premises should he abandoned by Lessee, or if this Lease should terminate for any cause, or if Lessee should be dispossessed after default, if at the time of any such expiration, abandonment, termination or dispossession, Lessee or its assignees, subtenants, agents, servants, employees, contractors, or any other person controlled by Lessee or claiming under Lessee should leave any property of any kind or character in or upon the Premises, such property shall be the property of Lessor and the fact of such leaving of property in or upon the Premises shall be conclusive evidence of the intent by Lessee or such person to abandon such property so left in or upon the Premises, and such leaving shall constitute abandonment of the property. It is understood and acknowledged by the parties hereto that none of Lessor's servants, agents or employees, have or shall have the actual or apparent authority to waive any portion of this Section 19, and neither Lessee nor any other person designated above shall have any right to leave any such property upon the Premises beyond the time set forth herein without the written consent of Lessor. Lessor, its agents or attorneys, shall have the right and authority without notice to Lessee or anyone else, to remove and destroy, store, sell or otherwise dispose of, such property, or any part thereof, without being in any way liable to Lessee or anyone else therefor. Lessee shall be liable to Lessor for all reasonable and necessary expenses incurred in such removal and destruction, storage, sale or other disposition of such property. The said property removed or the proceeds from the sale or other disposition thereof shall belong to the Lessor as compensation for the removal and disposition of said property. Lessor will use its reasonable best efforts to notify Lessee to remove its property prior to the disposal of said property as provided for herein.

     20.  OTHER INTERESTS.

          20.1 This Lease and Lessee's interest hereunder shall at all times be subject and subordinate to the lien and security title of any deeds to secure debt, deeds of trust, mortgages, or other interests heretofore or hereafter granted by Lessor or which otherwise encumber or affect the Premises and to any and all advances to be made thereunder and to all renewals, modifications, consolidations, replacements, substitutions, and extensions thereof (all of which are hereinafter called the "Mortgage"); provided, however, that this subordination shall be effective if, and only if, the holder of any such Mortgage shall execute a subordination, non-disturbance and attornment agreement in a form reasonably satisfactory to Lessee agreeing that Lessee's rights to occupy the Premises in accordance with the terms of this Lease shall not be disturbed following foreclosure or delivery of a deed in lieu of foreclosure unless Lessee is in default of its obligations hereunder beyond applicable notice and cure periods. Lessor does hereby warrant and represent that, as of the date hereof, no Mortgage presently encumbers the Building. In confirmation of such subordination, however, Lessee shall, at Lessor's request, promptly execute, acknowledge, and deliver any instrument which may be required to evidence subordination to any Mortgage and, to the holder thereof, and, in the event of a failure so to do, Lessor may, in addition to any other remedies for breach of covenant hereunder, execute, acknowledge, and deliver the instrument as the agent or attorney-in-fact of Lessee, and Lessee hereby irrevocably constitutes Lessor its attorney-in-fact for such purpose, Lessee acknowledging that the appointment is coupled with an interest and is irrevocable. Lessee hereby waives and releases any claim it might have against Lessor or any other party for any actions lawfully taken by the holder of any Mortgage.

          20.2 In the event of a sale or conveyance by Lessor of Lessor's interest in the Premises other than a transfer for security purposes only, Lessor shall be relieved, from and after the date of transfer, of all obligations and liabilities accruing thereafter on the part of Lessor, provided that any funds in the hands of Lessor at the time of transfer in which Lessee has an interest shall be delivered to the successor of Lessor. This Lease shall not be affected by any such sale and Lessee shall attorn to the purchaser or assignee.

     21.  INTENTIONALLY DELETED.

     22. DELAYED POSSESSION. If Lessor shall fail to deliver to Lessee actual possession of the Premises by October 31, 1996, rent shall abate until possession is given, but Lessor shall not be liable to Lessee for such failure, and the Commencement Date shall become the date on which possession is given. Notwithstanding the foregoing, however, if the Premises are not available for occupancy by Lessee on January 1, 1997, this Lease shall be voidable by either party, and if voided, all payments made to Lessor by Lessee hereunder, if any, shall be immediately refunded to Lessee by Lessor, provided, however, that such date shall be extended to the extent that construction is delayed by any of the reasons set forth in Section 8 or other conditions beyond Lessor's control or by amendments to the working drawings for the improvements to the Premises requested by Lessee. The Premises shall be "available for occupancy" when they are so completed that Lessee may conduct normal operations. or when a temporary Certificate of Occupancy has been issued for the Premises, whichever is earlier.

     23. HOLDING OVER. There shall be no renewal, extension, or reinstatement of this Lease by operation of law. In the event of holding over by Lessee after the expiration or sooner termination of this Lease, with Lessor's acquiescence and without any express agreement of the parties, Lessee shall be a tenant at sufferance and all of the terms, covenants, and conditions of this Lease shall be applicable during that period, except that Lessee shall pay Lessor as Base Rent for the period of the hold over an amount equal to one and one-quarter times the Base Rent which would have been payable by Lessee under Paragraph 2.1 hereof, as adjusted in accordance with paragraph 3.1 hereof, had the hold-over period been part of the original Lease Term, together with all additional rent due hereunder and together with any other Amount Due under this Lease. The rent payable by Lessee during the hold-over period shall be payable to Lessor on demand. If Lessee holds over as a tenant at sufferance, Lessee shall vacate and deliver the Premises to Lessor upon demand. In the event Lessee fails to surrender the Premises to Lessor upon expiration or other termination of this Lease or of such tenancy at sufferance, then Lessee shall indemnify Lessor against any and all loss or liability resulting from any delay of Lessee in surrendering the Premises, including, but not limited to any amounts required to be paid to third parties who were to have occupied the Premises and any attorneys' fees related thereto.

     24. NO WAIVER. Lessee understands and acknowledges that no assent, express or implied, by Lessor to any breach of any one or more of the terms, covenants or conditions hereof shall be deemed or taken to be a waiver of any succeeding or other breach, whether of the same or any other term, covenant or condition hereof.

     25. BINDING EFFECT. All terms and provisions of this Lease shall be binding upon and apply to the successors, permitted assigns, and legal representatives of Lessor and Lessee or any person claiming by, through, or under either of them or their agents or attorneys, subject always, as to Lessee, to the restrictions contained in Section 11 hereof.

     26. COMPLIANCE WITH PROTECTIVE COVENANTS. In addition to and without in any way limiting any of the other provisions of this Lease, Lessee shall comply with any protective covenants now or hereafter of record against the Building or the Property and with any changes to the covenants duly adopted. It is expressly acknowledged that all uses of the Building and Premises are subject to the covenants, conditions and restrictions of Johns Creek filed at Deed Book 9863, Pages 106-130, Fulton County, Georgia, records, as amended and extended.

     27. SIGNS. Lessee shall not install, paint, display, inscribe, place, or affix any sign, picture, advertisement, notice, lettering, or direction (hereinafter collectively called "Signs") on the exterior of the Premises, the common areas of the Building, the interior surface of glass and any other location which could be visible from outside of the Premises without first securing written consent from Lessor therefor. Any Sign permitted by Lessor shall at all times conform with all municipal ordinances or other laws, regulations, deed restrictions, and protective covenants applicable thereto. Lessee shall remove all Signs at the expiration or other termination of this Lease, at Lessee's sole risk and expense, and shall in a good and workmanlike manner properly repair any damage caused by the installation, existence, or removal of Lessee's Signs. Subject to approval of the Johns Creek architectural design and review committee, Lessee shall be permitted to place its name on the Building's monument sign, the face of which shall be shared with other major tenants located in the Building.

     28. DIRECTORY BOARD. Lessee shall be entitled to have its name shown upon the Directory Board of the Building. Lessor shall designate the style of the Directory Board as well as the amount of space to be allocated to Lessee, which Board shall be located in an area designated by Lessor in the main lobby of the Building.

     29. ESTOPPEL CERTIFICATE. Lessee shall, at any time and from time to time, upon not less than twenty (20) days' prior written notice from Lessor, execute, acknowledge, and deliver to Lessor a statement in writing certifying that this Lease is unmodified and in full force and effect (or if modified, stating the nature of the modification and certifying that this Lease, as so modified, is in full force and effect) and the dates to which the rent and other charges are paid, and acknowledging that Lessee is paying rent on a current basis with no offsets or claims, and that there are not, to Lessee's knowledge, any uncured defaults on the part of Lessor hereunder (or specifying the offsets, claims, or defaults, if any are claimed), and such other information (including, but not limited to the most recent, financial statements) reasonably required by Lessor. It is expressly understood and acknowledged that any such statement may be relied upon by any prospective purchaser or encumbrancer of all or any portion of the Property or by any other person to whom it is delivered.

          30. SEVERABILITY. The terms, conditions, covenants, and provisions of this Lease shall be deemed to be severable. If any clause or provision herein contained shall be adjudged to be invalid or unenforceable by a court of competent jurisdiction or by operation of any applicable law, it shall not affect the validity of any other clause or provision herein, but the other clauses or provisions shall remain in full force and effect.

     31. ENTIRE AGREEMENT. Lessee acknowledges that there are no covenants, representations, warranties, or conditions, express or implied, collateral or otherwise, forming part of or in any way affecting or relating to this Lease save as expressly set out in this Lease and that this Lease together with the Exhibits attached hereto constitutes the entire agreement between the parties hereto and may not be modified except as herein explicitly provided or except by subsequent agreement in writing of equal formality hereto executed by Lessor and Lessee.

     32. CUMULATIVE REMEDIES. In the event of any default, breach or threatened breach by Lessee of any of the covenants or provisions hereto, Lessor shall, in addition to all other remedies as provided by this Lease, have the right of injunction and/or damages and the right to invoke any remedy allowed at law or in equity, and may have any one or more of the remedies contemporaneously. The various rights, remedies, powers, options, and elections of Lessor reserved, expressed, or contained in this Lease are cumulative and no one of them shall be deemed to be exclusive of the others, or of such other rights, remedies, powers, options, or elections as are now, or may hereafter, be conferred upon Lessor by law.

     33.  PARKING AREAS AND COMMON AREA CONTROL.

          33.1 Lessee acknowledges and agrees that the common areas of the Building including, without limiting the generality of the foregoing, lawns, gardens, parking areas, sidewalks, driveways, foyers, hallways, washrooms, and stairwells not within the Premises shall at all times be subject to the exclusive control and management of Lessor. Lessor shall have the right to change the area, level, location, and arrangement of common areas so long as in so doing Lessor does not materially and adversely affect ingress to and egress from the Building or the Premises. There are 3.8 parking spaces per 1000) rentable square feet contained in the Building, as shown on Exhibit "A".

          33.2 Lessee and the Lessee Parties shall not use more than Lessee's proportionate share of the parking spaces in the parking areas made available to the Building by Lessor. Lessee covenants and agrees to fully cooperate with Lessor in the enforcement of any program of rules and regulations designed for the orderly control and operation of parking areas.

     34. NOTICES. All notices and other communications hereunder shall be in writing and shall be deemed to have been given when delivered in person or when deposited in the United
States mail, return receipt requested, addressed to the parties at the respective addresses set out below:

     If to Lessee:  Syncor International Corporation
                    20001 Prairie Street
                    Chatsworth. California 91311
                    Attn:  Program Director, Real Estate and
                       Facilities

     With copy to:

          Prior to Commencement Date:

               Syncor International Corporation
               330 Research Court
               Norcross, Georgia 30092
               Attn: Roy Martarella


          After the Commencement Date:

               Syncor international Corporation
               6455 East Johns Crossing
               Suite 400
               Duluth, Georgia 30155
               Attn: Roy Martarella

     If to Lessor:  Technology Park/Atlanta, Inc.
                    Suite 150
                    11555 Medlock Bridge Road
                    Duluth, Georgia 30155
                    Attn: Executive Vice President

or to such other addresses as the parties may direct from time to time by thirty (30) days written notice. However, the time period in which a response to any notice, demand, or request must be given, if any, shall commence to run from the date of receipt of the notice, demand, or request by the addressee thereof. Rejection or other refusal to accept or the inability to deliver because of changed address of which no notice was given shall be deemed to be receipt of the notice, demand, or request sent. Lessee hereby appoints as its agent to receive service of all dispossessory or distraint proceedings and notices in connection therewith, CSC NETWORKS, The Prentice-Hall Corporation System, Inc., 66 Luckie Street, Atlanta, GA 30303, and if such person is not available for service, then the person in charge of or occupying the Premises at the time; and if no person is in charge of or occupying the Premises, then the service or notice may be made by attaching it on the main entrance to the Premises and on the same day enclosing, directing, stamping, and marking by first class mail a copy of the service or notice to Lessee at the last known address of Lessee.

     35. RECORDING. Neither this Lease nor any portion hereof shall be recorded unless both parties hereto agree to the recording.

     36. ATTORNEYS' FEES. Lessee and Lessor agree to pay prevailing party's reasonable attorneys' fees, collection costs, and other costs and expenses which are incurred in enforcing any of the obligations of Lessee or Lessor under this Lease.

     37. HOMESTEAD. Lessee waives all homestead rights and exemptions which it may have under any law as against any obligations owing under this Lease. Lessee hereby assigns to Lessor its homestead right and exemption.

     38.  TIME OF ESSENCE.  Time is of the essence of this Lease.

     39. NO ESTATE IN LAND. This Lease shall create the relationship of landlord and tenant between Lessor and Lessee, and nothing contained herein shall be deemed or construed by the parties hereto, or by any third party, as creating the relationship of principal and agent, or of partnership, or of joint venture, or of any relationship other than landlord and tenant, between the parties hereto. No estate shall pass out of Lessor and Lessee has only a usufruct not subject to levy and sale.

     40. ACCORD AND SATISFACTION. No payment by Lessee or receipt by Lessor of a lesser amount than the Base Rent, additional rent, or any other Amount Due herein stipulated shall be deemed to be other than on account of the earliest of such amount then due, nor shall any endorsement or statement on any check or any letter accompanying any check or payment as rent be deemed an accord and satisfaction, and Lessor may accept the check or payment without prejudice to Lessor's right to attempt to recover the balance of the rent or pursue any other remedy provided in this Lease.

     41. BROKERS' FEES. With the exception of Technology Park/Atlanta, Inc., as broker representing Lessor, Lessor and Lessee warrant and represent, each to the other, that it has had no dealings with any broker or agent in connection with this Lease, and Lessor and Lessee hereby indemnify each other against, and agree to hold each other harmless from, any liability or claim (and all expenses, including attorneys' fees, incurred in defending any such claim or in enforcing this indemnity) for a real estate brokerage commission or similar fee or compensation arising out of or in any way connected with any claimed dealings with the indemnitor and relating to this Lease or the negotiation thereof.

     42.  MISCELLANEOUS.

          42.1 Words of any gender used in this Lease shall be held and construed to include any other gender, and words in the singular number shall be held to include the plural unless the context otherwise requires.

          42.2 The captions are inserted in this Lease for convenience only, and in no way define, limit, or describe the scope or intent of this Lease, or of any provision hereof, nor in any way affect the interpretation of this Lease.

          42.3 This Lease is made and delivered in the State of Georgia and shall be governed by and construed in accordance with the laws of the State of Georgia.

          For additional terms and stipulations of this Lease, if any, see Exhibit "C", attached hereto and by this reference incorporated herein.

          IN WITNESS WHEREOF, the parties hereto have hereunto set their hands and seals the day and year first above written.

                    LESSOR:
                    TECHNOLOGY PARK/ATLANTA, INC.
                    a Georgia corporation

                    By: /s/ Richard R. O'Brien
                    __________________________

                    Name: Richard R. O'Brien

                    Title: Executive Vice President

                              [Corporate Seal]


                    LESSEE:
                    SYNCOR INTERNATIONAL CORPORATION
                    a Delaware corporation

                    By: /s/ Gene R. McGrevin
                    ___________________________

                    Name: Gene R. McGrevin

                    Title: Vice Chairman & Chief Executive
                         Officer


                    Attest: /s/ Linda S. Leipheimer
                    ____________________________

                    Name: Linda S. Leipheimer

                    Title: Assistant Secretary

                              [Corporate Seal]

                         SCHEDULE OF EXHIBITS


          Exhibit "A"              Legal Description

          Exhibit "B"              Outline of Premises

          Exhibit "C"              Special Stipulations

                             EXHIBIT "C"

                         SPECIAL STIPULATIONS
                         ____________________


A.   Lessee shall have the option to terminate this Lease at
     _______________________________________________________
midnight on October 17, 2001 by giving notice to Lessor prior
_____________________________________________________________
January 18, 2001, which notice shall be accompanied with payment
_______________________________________________________________
of a termination fee equal to two months of Base Rent.
_____________________________________________________

                             Exhibit 23


        INDEPENDENT AUDITORS' REPORT ON SCHEDULE AND CONSENT



The Board of Directors and Stockholders
Syncor International Corporation


The audits referred to in our report dated March 19, 1997 included the related financial statement schedule for each of the years in the three-year period ended December 31, 1996, included in the registration statement of Syncor International Corporation. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We consent to incorporation by reference in the registration statement (No. 33-44345) on Form S-3 and the registration statements (Nos. 33-7325, 33-39251, 33-43692, 33-57762, 33-52607,
333-18373, 333-18375, 333-18377) on Form S-8 of Syncor
International Corporation of our report dated March 19, 1997, relating to the consolidated balance sheets of Syncor International Corporation and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity and cash flows and related schedule for each of the years in the three-year period ended December 31, 1996, which report appears in the December 31, 1996 annual report on Form 10-K of Syncor International Corporation.


                                   KPMG Peat Marwick LLP



Los Angeles, California
March 31, 1997

















                            Exhibit 27

                     FINANCIAL DATA SCHEDULE

This schedule contains summary financial information extracted from the financial statement prepared by KPMG Peat Marwick LLP, dated March 19,1997, and is qualified in its entirety by reference to such financial statement.


Period type                  12 mos
Fiscal year end              December 31, 1996
Period start                 January 1, 1996
Period end                   December 31, 1996
Cash                         25,214
Securities                   1,258
Receivables                  52,875
Allowances                   (911)
Inventory                    7,827
Current assets               145,563
Current liabilities          57,465
Bonds                        0
Preferred mandatory          0
Preferred                    0
Common                       567
Other SE                     77,965
Total Liability and Equity   145,563
Sales                        366,447
Total Revenue                366,447
CGS                          286,254
Total costs                  286,254
Other expenses               71,536
Loss provision               0
Interest expense             (845)
Income pre tax               11,311
Income tax                   4,411
Income continuing            6,900
Discontinued                 (2,264)
Extraordinary                0
Changes                      0
Net income                   4,636
EPS primary                  .65
EPS diluted                  .64
