Form 10-Q
period 1997-03-31
SYNCOR INTERNATIONAL CORP /DE/
filed 1997-05-15
CIK 202763

=================================================================
=================================================================

                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                     __________________________

                              FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934

                     __________________________



FOR QUARTER ENDED MARCH 31, 1997                COMMISSION FILE NUMBER 0-8640



                  SYNCOR INTERNATIONAL CORPORATION
       (Exact name of registrant as specified in its charter)


          DELAWARE                                       85-0229124
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


6464 CANOGA AVENUE, WOODLAND HILLS, CALIFORNIA              91311
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


                             Yes  X   No
                                 ___     ___


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 31, 1997, 9,946,494 shares of $.05 par value common stock were outstanding.

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

           Balance Sheets as of
             March 31, 1997 and December 31, 1996. . . . . . . . . . . . . 2

           Statements of Income for three months
             ended March 31, 1997 and 1996 . . . . . . . . . . . . . . . . 3

           Statements of Cash Flows for three months
             ended March 31, 1997 and 1996 . . . . . . . . . . . . . . . . 4

           Notes to Consolidated Condensed Financial Statements . . . . .  5

  Item 2.  Management's Discussion and Analysis of Financial Condition . . 6


Part II.   Other Information . . . . . . . . . . . . . . . . . . . . . . . 8

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     (in thousands, except per share data)

                                                        MARCH 31,  DECEMBER 31,
                                                          1997        1996
                                                        ---------  -----------
                                                       (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                            $29,943      $25,214
    Short-term investments                                 2,513        1,258
    Accounts receivable, net                              57,859       51,964
    Inventory                                              5,939        7,827
    Net assets of discontinued operations                  1,198        1,198
    Prepaids and other current assets                      6,677        5,519
                                                     _________________________

         Total current assets                            104,129       92,980

Marketable investment securities                           1,241        1,239
Property and equipment, net                               21,234       21,532
Excess of purchase price over net assets acquired, net    14,076       14,207
Other assets                                              15,593       15,605
                                                     _________________________

                                                        $156,273     $145,563
                                                     =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                    $ 48,198     $ 38,851
    Accrued liabilitie                                     4,182        3,249
    Accrued wages and related costs                        8,618       10,757
    Federal and state taxes payable                        3,546        2,284
    Current maturities of long-term debt                   2,605        2,324
                                                     _________________________

         Total current liabilities                        67,149       57,465

Long-term debt, net of current maturities                  7,296        7,595
Deferred compensation                                      1,971        1,971

Stockholders' equity:
    Common stock, $.05 par value                             567          567
    Additional paid-in capital                            53,087       53,072
    Unrealized loss on investments                           (25)         (27)
    Employee stock ownership loan guarantee               (4,283)      (4,544)
    Foreign currency translation adjustment                  171         (157)
    Retained earnings                                     43,580       40,234
    Treasury stock, at cost; 1,397 shares at March 31,
         1997 and 1,126 shares at December 31, 1996      (13,240)     (10,613)
                                                     _________________________

         Net stockholders' equity                         79,857       78,532
                                                     _________________________

                                                        $156,273     $145,563
                                                     =========================


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                 SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                       (in thousands, except per share data)


                                                  THREE MONTHS ENDED MARCH 31,
                                                  ____________________________
                                                         1997          1996
                                                     ___________    __________
                                                             (UNAUDITED)

Net sales                                              $93,084        $92,021

Cost of sales                                           72,968         71,801
                                                    __________________________

    Gross profit                                        20,116         20,220

Operating, selling and administrative expenses          17,270         17,908
                                                   ___________________________

    Operating income                                     2,846          2,312

Other income, net                                        2,731            731
                                                  ____________________________

Income before taxes                                      5,577          3,043

Provision for income taxes                               2,231          1,217
                                                   ___________________________

Net income from continuing operations                    3,346          1,826

Discontinued operations, net of tax benefit                  -           (120)
                                                   ___________________________

Net income                                           $   3,346        $ 1,706
                                                   ===========================

Net income per share - Primary                           $ .32          $ .16
                                                   ===========================

Weighted average shares outstanding - Primary           10,359         10,468
                                                   ===========================

Net income per share - Fully Diluted                     $ .32          $ .16
                                                   ===========================

Weighted average shares outstanding - Fully Diluted     10,359         10,468
                                                   ===========================


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                  SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (in thousands)


                                                  THREE MONTHS ENDED MARCH 31,
                                                        1997         1996
                                                    ___________    __________
                                                            (UNAUDITED)

Cash flows from operating activities:

Net income                                              $ 3,346       $1,706
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                         2,195        2,506
    Amortization of ESSOP loan guarantee                    261          450
    Decrease (increase) in:
         Accounts receivables, net                       (5,896)      (3,542)
         Inventory                                        1,888          198
         Other current assets                            (1,158)       2,204
    Increase (decrease) in:
         Accounts payable                                 9,162        2,719
         Accrued liabilities                              1,118          628
         Accrued wages and related costs                 (2,139)      (1,313)
         Federal and state taxes payable                  1,262          (86)
         Foreign currency translation adjustment            328           (5)
                                                     ________________________

    Net cash provided by operating activities            10,367        5,465
                                                     ________________________


Cash flows from investing and financing activities:

    Purchase of property and equipment, net              (1,448)      (1,474)
    (Decrease) in short-term investments                 (1,255)         283
    Increase in other non-current assets                   (307)        (715)
    Net proceeds from (repayment of) short-term debt        281          (11)
    Repayment of long-term debt                            (299)        (489)
    Issuance of common stock                                 15            -
    Reacquisition of common stock for treasury           (2,627)           -
    Unrealized (loss) gain on investments                     2            3
                                                     ________________________

    Net cash used in investing and financing activities  (5,638)      (2,403)
                                                     ________________________

    Net increase in cash and cash equivalents             4,729        3,062
    Cash and cash equivalents at beginning of period     25,214       23,022
                                                     ________________________

    Cash and cash equivalents at end of period          $29,943      $26,084

                                                     ========================


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                 SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Condensed Financial Statements


1. GENERAL. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report and Form 10-K for the period ended December 31, 1996.

2. ADOPTION OF FINANCIAL ACCOUNTING STANDARDS No. 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION." Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied.

         The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provides the pro forma disclosure provision of SFAS No. 123, accordingly, no compensation cost has been recognized for its stock options in the financial statements.

3. ADOPTION OF FINANCIAL ACCOUNTING STANDARDS No. 128 "EARNINGS PER SHARE." The Financial Accounting Standards Board recently issued Statement of Financial Accounting No. 128, "Earnings Per Share," which is required to be adopted for financial statements issued for periods ending after December 15, 1997. This statement establishes new, simplified standards for computing and presenting earnings per share. It replaces the traditional presentation of primary earnings per share and fully diluted earning per share with presentations of basic earnings per share and diluted earnings per share, respectively. When adopted by the Company, basic earnings per share is expected to increase slightly from primary earnings per share and diluted earnings per share is expected to approximate fully diluted earnings per share.

4. TREASURY STOCK: During the first quarter of 1997, the Company purchased 270,000 shares of its common stock in the open market at an average price of $9.73 per share. These shares were classified as "treasury stock at cost," on the accompanying balance sheet.

             SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
        Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


NET SALES

Consolidated net sales for the first quarter of 1997 increased 1.2 percent or $1.1 million to $93.1 million versus $92.0 million for the first quarter of 1996.

There were three major factors which affected sales results in the first quarter of 1997. First, the market for cardiology products continues to grow. Cardiolite(R), a proprietary heart imaging agent which the Company has preferential distribution rights to, increased 15 percent on a year to year basis. However, this growth has come at the expense of thallium, a lower priced generic heart imaging agent. Thallium sales, on a quarter to quarter comparison, declined by 18 percent. In addition, the cardiac stress agent, IV Persantine, which was a proprietary product, is now generic. While volumes have remained relatively high for I.V. Persantine, the Company experienced a significant price decline for this product. When taken together, the net change for these three major cardiology products amounted to 1.6 percent. The outlook for the sales performance of these three products is not expected to change significantly until new applications for Cardiolite(R) are approved by the Food and Drug Administration (FDA). Late in 1997, the Company anticipates the approval by the FDA of additional indications for Cardiolite(R), which has the potential to offer significant sales increases. Also, the Company anticipates the market introduction of several new oncology products in 1997, including Verluma and Quadramet.

Secondly, the Company made a number of pharmacy acquisitions during 1995. These acquisitions added to the sales gains in 1996, however there were no significant acquisitions in 1996. Therefore, the year-to-year growth in sales normally attributed to pharmacy store expansion does not exist in 1997.

Thirdly, the Company continues to experience a decline in its "bulk" radiopharmaceutical business, as it converts those customers to "unit dose" and competition increases among the manufacturers of radiopharmaceuticals for this business.

In the first quarter of 1997, the Company announced it had lost a competitive bid to supply products to a large hospital buying group to a competitor. The annual value of the contract with members of this buying group is estimated to be in the range of $60 million to $65 million. The Company believe that it will continue to service many of the existing members despite the award of the contract to another service provider. It is difficult to quantify the financial impact that the loss of this contract will have on Syncor. The Company estimated that the potential negative impact in 1997 could be in the range of $5 million to $10 million for revenue and $1 million to $2 million for pre-tax profits. The Company has initiated actions to minimize any potential negative impact on its near-term financial results by continuing to provide service to those members who value the broad scope of services that Syncor provides.


GROSS PROFIT

Gross profit for the first quarter of 1997 decreased $.1 million to $20.1 million, and as a percentage of net sales to 21.6 percent, compared to 22.0 percent of net sales or $20.2 million for the comparable quarter in 1996.

The gross margin percentage in the first quarter 1997 declined as a result of price increases the Company experienced on a number of material components, including kits and generators. These price increases were absorbed by the Company and not passed on to customers. THESE MATERIAL EXPENSE INCREASES WERE PARTIALLY OFFSET BY LABOR SAVINGS RESULTING FROM A LOWER BONUS ACCRUAL IN 1997 COMPARED TO THE FIRST QUARTER OF 1996.


OPERATING, SELLING AND ADMINISTRATIVE EXPENSES

Operating, selling and administrative expenses declined by 3.6 percent for the first quarter of 1997 or $.6 million to $17.2 million, and as a percentage of sales decreased to 18.6 percent from 19.5 percent for the same period in 1996.

THE DECLINE IN OPERATING, SELLING AND ADMINISTRATIVE EXPENSES FOR THE FIRST QUARTER OF 1997 IS THE RESULT OF DECREASED LABOR COSTS ASSOCIATED WITH ACCRUING BONUS EXPENSES AT A LESSER RATE IN 1997 VERSUS 1996. The Company also experienced a decrease in depreciation expense due to delayed purchases and of some fully depreciated assets. These decreases were partially offset by higher costs associated with the Company's Core Business Improvement Program, the expense of relocating its corporate headquarters and its annual sales meeting. The Company may accrue bonuses at a higher rate later in the year if the Company's earnings continue to remain strong throughout the balance of the current year.

The Company is making significant investments in new business opportunities which are aimed at increasing its long-term competitiveness. These opportunities include, continued domestic and international expansion, the re-engineering of critical business practices and associated information systems, backward integration into the manufacturing of certain radiopharmaceuticals and the investment in new imaging business. The Company expects to continue the increased level of expenditures in the operating, selling and administrative expense categories for the next two years in the areas of re-engineering opportunities, backward integration in manufacturing and expansion.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and short-term investments of $33.7 million at March 31, 1997, compared with $27.7 million at December 31, 1996. The Company's total debt position of $9.9 million at March 31, 1997, was unchanged compare to the debt position at December 31, 1996. Working capital increased by $1.5 million to $37.0 million at March 31, 1997, compared to $35.5 million at December 31, 1996. Days sales outstanding on receivables increased to 55 days at March 31, 1997, compared to 50 days at December 31, 1996.

The Company believes sufficient internal and external sources exist to fund operations and future expansion programs. At March 31, 1997, the Company had unused lines of credit of $18.5 million to fund short-term needs.


SAFE HARBOR STATEMENT

Statements which are not historical facts, including statements about our confidence, strategies and expectations, opportunities, industry and market growth, demand and acceptance of new and existing products and return on investments are forward looking statements that involve risks and uncertainties, including without limitation, the effect of general economic and market conditions, supply and demand for the Company's products, competitor pricing, maintenance of the Company's current market position and other factors. Given these uncertainties, undo reliance should not be place on such forward looking statements.

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES


PART II.  OTHER INFORMATION

ITEM 5. OTHER INFORMATION

STOCK REPURCHASE PROGRAM
________________________
During the first quarter of 1997, the Company purchased 270,000 shares of its common stock in the open market at an average price of $9.73 per share. These shares were classified as "treasury stock at cost," on the accompanying balance sheet. An additional 137,100 shares have been purchased in the open market through May 94, 1997 at an average price of $8.61.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS
         ________

    10.  Material Contracts

         10.1  Loan Agreement, dated March 31, 1997, among Syncor
Pharmaceuticals, Inc., as borrower, the Company as guarantor, and The First National Bank of Chicago, as lender.

         10.2 Employment Agreement, dated January 1, 1997, between Monty Fu, Chairman of the Board, and the Company.

         10.3 Employment Agreement, dated January 1, 1997, between Robert Funari, President and Chief Executive Officer, and the
Company.


    11.  Statement Re: Computation of Per Share Earnings

         Computation can be clearly determined from the material contained in Part I of this Form 10-Q.

    27.  Financial Data Schedule


(b)      REPORTS ON FORM 8-K
         ___________________
         Form 8-K dated April 7, 1997 was filed by the Company as a result of the acquisition of Golden Pharmaceuticals, Inc.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SYNCOR INTERNATIONAL CORPORATION
                                             (Registrant)



May 15, 1997                       By: /s/ Michael E. Mikity
                                       ______________________
                                       Michael E. Mikity
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial /
                                       Accounting Officer)



                           INDEX TO EXHIBITS

EXHIBIT NO.
___________

10.      Material Contracts

         10.1  Loan Agreement, dated March 31, 1997, among Syncor
Pharmaceuticals, Inc., as borrower, the Company as guarantor, and The First National Bank of Chicago, as lender.

         10.2 Employment Agreement, dated January 1, 1997, between Monty Fu, Chairman of the Board, and the Company.

         10.3 Employment Agreement, dated January 1, 1997, between Robert Funari, President and Chief Executive Officer, and the
Company.


11.      Statement Re: Computation of Per Share Earnings

         Computation can be clearly determined from the material contained in Part I of this Form 10-Q.

    27.  Financial Data Schedule

                           March 31, 1997


Syncor Pharmaceuticals, Inc.
6464 Canoga Avenue
Woodland Hills, California  91367

          Re:     $6,500,000 Loan Facility

Ladies and Gentlemen:

          This letter agreement (this "Agreement") shall constitute the agreement of The First National Bank of Chicago, a national banking association ("Lender"), to make a term loan of up to $6,500,000 to Syncor Pharmaceuticals, Inc., a Delaware corporation ("Borrower"), pursuant to the terms and conditions described herein for the purpose of financing the purchase of certain assets of Golden Pharmaceuticals, Inc.

          1. Definitions. The following terms used in this Agreement shall have the following meanings:

          "Adjusted Eurodollar Rate" means, for any Interest Rate Determination Date with respect to an Interest Period for a Eurodollar Rate Loan, the rate per annum obtained by dividing (i) the rate at which Lender offers to place deposits in U.S. dollars with first-class banks in the London interbank market at 11:00 a.m. (London time) two Business Days prior to the first day of the related Interest Period in the approximate amount of the related Eurodollar Loan, and for a maturity corresponding to the related Interest Period by (ii) a percentage equal to 100% minus the stated maximum rate of all reserve requirements (including any marginal, emergency, supplemental, special or other reserves) applicable on such Interest Rate Determination Date to any member bank of the Federal Reserve System in respect of "Eurocurrency liabilities" as defined in Regulation D (or any successor category of liabilities under Regulation D).

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

          "Borrower Obligations" has the meaning set forth in
Section 12.

          "Business Day" means, unless otherwise provided for in this Agreement, any day excluding Saturday or Sunday on which Lender is open for business in Illinois. For the Eurodollar Rate Loans, "Business Day" means any day excluding Saturday or Sunday on which Lender is open for business in Illinois and London and dealing in offshore dollars.

          "Closing Date" means the date on or before April 1, 1997 on which the initial borrowing of the Loans is made.

          "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time.

          "Consolidated Capital Expenditures" means, for any period, the sum of (i) the aggregate of all expenditures (whether paid in cash or other consideration or accrued as a liability and including that portion of any lease which is capitalized in accordance with GAAP on the consolidated balance sheet of Guarantor and its Subsidiaries) by Guarantor and its Subsidiaries during that period that, in conformity with GAAP, are included in "additions to property, plant or equipment" or comparable items reflected in the consolidated statement of cash flows of Guarantor and its Subsidiaries.

          "Contingent Obligation" means, as to any Person, (i) any obligation of such Person guaranteeing or intended to guarantee any Indebtedness, leases, dividends or other obligations ("primary obligations") of any other Person (the "primary obligor") in any manner, whether directly or indirectly, including, without limitation, any obligation of such Person, whether or not contingent, (A) to purchase any such primary obligation or any property constituting direct or indirect security therefor, (B) to advance or supply funds (x) for the purchase or payment of any such primary obligation or (y) to maintain working capital or equity capital of the primary obligor or otherwise to maintain the net worth or solvency of the primary obligor, (C) to purchase property, securities or services primarily for the purpose of assuring the owner of any such primary obligation of the ability of the primary obligor to make payment of such primary obligation or
(D) otherwise to assure or hold harmless the holder of such primary obligation against loss in respect thereof; provided, however, that the term "Contingent Obligation" shall not include endorsements of instruments for deposit or collection in the ordinary course of business; and (ii) any obligations of such Person under any interest rate agreement or any future, swap, currency contract, forward contract or financial derivative. The amount of any Contingent Obligation shall be deemed to be an amount equal to the stated or determinable amount of the primary obligation in respect of which such Contingent Obligation is made or, if not stated or determinable, the maximum reasonably anticipated liability in respect thereof (assuming such Person is required to perform thereunder) as determined by such Person in good faith.

          "Dollars" and the sign "$" mean the lawful money of the United States of America.

          "Domestic Subsidiary" means, with respect to any Person, any Subsidiary of such Person that is organized under the laws of any jurisdiction forming a part of the United States.

          "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time. Section references to ERISA are to ERISA, as in effect at the date of this Agreement, and to any subsequent provisions of ERISA, amendatory thereof, supplemental thereto or substituted therefor.

          "ERISA Affiliate" means any person (as defined in Section 3(9) of ERISA) which together with Borrower or Guarantor would be a member of the same "controlled group" within the meaning of
Section 414(b), (m), (c) and (o) of the Code.

          "Eurodollar Rate Loans" means Loans bearing interest at rates determined by reference to the Adjusted Eurodollar Rate as provided in subsection 3(a).

          "Event of Default" means each of the events set forth in
Section 11.

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

          "Fixed Charge Coverage Ratio" means, with respect to Guarantor and determined on a consolidated basis in accordance with GAAP, the ratio of (i) the sum of net income before taxes plus interest expense plus depreciation expense plus rental expense minus Consolidated Capital Expenditures to (ii) the sum of interest expense plus rental expense plus the current portion of long-term debt (as of the end of the most recent fiscal quarter). The Fixed Charge Coverage Ratio shall be calculated at the end of each fiscal quarter based on the results of that quarter and each of the 3 immediately preceding fiscal quarters.

          "GAAP" means generally accepted accounting principles set forth in opinions and pronouncements of the Accounting Principles Board of the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board or in such other statements by such other entity as may be approved by a significant segment of the accounting profession, in each case as the same are applicable to the circumstances as of the date of determination.

          "Guarantor" means Syncor International Corporation, a
Delaware corporation and the wholly-owning parent of Borrower.

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

          "Interest Payment Date" means (i) with respect to any Alternate Base Rate Loan, the last day of each month, commencing on the first such date to occur after the Closing Date, and (ii) with respect to any Eurodollar Rate Loan, the last day of each Interest Period applicable to such Loan; provided that in the case of each Interest Period of longer than three months "Interest Payment Date" shall also include each date that is three months after the commencement of such Interest Period.

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

          "Material Adverse Effect" means (i) a material adverse effect upon the business, operations, properties, assets, condition (financial or otherwise) or prospects of Borrower or Guarantor, as the case may be, or any of their respective Subsidiaries or (ii) the impairment of the ability of Lender to enforce, the Obligations.

          "Maturity Date" means April 1, 2002 or, if such Maturity Date is extended pursuant to Section 2(c), April 1, 2004.

          "Note" has the meaning set forth in Section 2(b).

          "Notice of Conversion/Continuation" has the meaning assigned to that term in subsection 3(f).

          "Obligations" means all obligations of every nature of Borrower from time to time owed to Lender under this Agreement or the Note, whether for principal, interest, fees, expenses, indemnification or otherwise.

          "Parent Guaranty" has the meaning set forth in Section
12.

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

          "Plan" means any multiemployer plan or single-employer plan as defined in Section 4001 of ERISA, which is maintained or contributed to, or at any time during the five calendar years preceding the date of this Agreement was maintained or contributed to, by Borrower or Guarantor or by an ERISA Affiliate of Borrower or Guarantor.

          "Potential Event of Default" means a condition or event that, after notice or lapse of time or both, would constitute an Event of Default.

          "Quick Assets" means cash, short-term cash investments, net trade receivables and marketable securities not classified as long-term investments.

          "Sale and Leaseback Transaction" means a transaction or series of transactions pursuant to which Guarantor or any of its Subsidiaries sells or transfers to any Person (other than Guarantor or a Subsidiary) any property, whether now owned or hereafter acquired, and, as part of the same transaction or series of transactions, Guarantor or any Subsidiary rents or leases as lessee, or similarly acquires the right to possession or use of, such property or one or more properties which it intends to use for the same purpose or purposes as such property.

          "Subsidiary" means, with respect to any Person, any corporation, partnership, limited liability company, association, joint venture or other business entity of which more than 50% of the total voting power of shares of stock or other ownership interests entitled to vote in the election of the Persons having the power to direct or cause the direction of the management and policies thereof is at the time owned or controlled, directly or indirectly, by such Person or one or more of the other Subsidiaries of that Person or a combination thereof.

          "Tangible Net Worth" means, with respect to Guarantor and determined on a consolidated basis in accordance with GAAP, the gross book value of Guarantor's assets (excluding goodwill, patents, trademarks, trade names, organization expense, unamortized debt discount and expense, deferred research and development costs, deferred marketing expenses, and other like intangibles, and monies due from affiliates, officers, directors, or shareholders of Borrower) minus Total Liabilities, including, but not limited to accrued and deferred income taxes, and any reserves against assets.

          "Total Liabilities" means, with respect to Guarantor and determined on a consolidated basis in accordance with GAAP, the sum of current liabilities plus long term liabilities.

          "Unfunded Current Liability" means, as to any Plan, the amount, if any, by which the present value of the accrued benefits under such Plan as of the close of its most recent plan year determined in accordance with Section 412 of the Code exceeds the fair market value of the assets allocable thereto.

          2.     The Loan Facility.

          (a) Commitment; Expiration. Subject to the terms and conditions of this Agreement and in reliance upon the representations and warranties of Borrower and Guarantor set forth herein, Lender agrees to lend to Borrower on the Closing Date an aggregate amount not exceeding $6,500,000 to be used for the purposes identified in Section 5. The Loans and all other amounts or Obligations owed hereunder with respect to the Loans or otherwise shall be paid as provided in Section 4(g) and shall be paid in full no later than the Maturity Date. Amounts borrowed under this subsection 2(a) and subsequently repaid or prepaid may not be reborrowed. Borrower may make only one borrowing hereunder. Loans made on the Closing Date shall be Alternate Base Rate Loans and may thereafter be converted into or continued as Eurodollar Rate Loans as provided in subsection 3(f). The Loans shall be made by crediting the account of Borrower at Lender in same day funds in the amount of the borrowing.

          Borrower shall notify Lender of the designation of the Closing Date and the amount of the borrowing to be made on such date at least one Business Day prior to the Closing Date. After funding the one borrowing, Lender shall have no further commitment to lend additional amounts.

          (b) Note. Borrower shall execute and deliver to Lender on the Closing Date a promissory note substantially in the form of Exhibit I annexed hereto (the "Note") to evidence the Loans, in the principal amount of the aggregate amount borrowed under subsection 2(a) and with other appropriate insertions.

          (c) Extension of Maturity Date. At any time during the 30 day period prior to September 30, 2000, Borrower may, at its option, deliver a written request to Lender requesting that the Maturity Date be extended to April 1, 2004. Lender may, in its sole discretion, consent or not consent to such extension of the Maturity Date. In the event Lender elects not to consent to such extension, the Maturity Date shall remain April 1, 2002. In the event Lender elects to consent to such extension, the Maturity Date shall be April 1, 2004. The Maturity Date shall in no event be extended beyond April 1, 2004.

          3.     Interest on the Loans.

          (a) Rate of Interest. Subject to the provisions of subsections 3(g) and (i) below, each Loan shall bear interest on the unpaid principal amount thereof from the date made through maturity (whether by acceleration or otherwise) as follows: (i) if a Alternate Base Rate Loan, then at the Alternate Base Rate; or
(ii) if a Eurodollar Rate Loan, then at the sum of the Adjusted Eurodollar Rate plus 0.95% per annum.

          (b) Interest Periods for Eurodollar Rate Loans. In connection with each Eurodollar Rate Loan, Borrower may, pursuant to the applicable Notice of Conversion/Continuation select an interest period (each an "Interest Period") to be applicable to such Loan, which Interest Period shall be, at Borrower's option, either a one, two, three or six month period; provided that:

                 (i)   in the case of immediately successive
Interest Periods applicable to a Eurodollar Rate Loan continued as such pursuant to a Notice of Conversion/Continuation, each successive Interest Period shall commence on the day on which the next preceding Interest Period expires;

                 (ii)  no Interest Period with respect to any
portion of the Loans shall extend beyond the Maturity Date;

                 (iii) no Interest Period with respect to any portion of the Loans shall extend beyond a date on which Borrower is required to make a scheduled payment of principal of the Loans unless the sum of (a) the aggregate principal amount of Loans that are Alternate Base Rate Loans plus (b) the aggregate principal amount of Loans that are Eurodollar Rate Loans with Interest Periods expiring on or before such date equals or exceeds the principal amount required to be paid on the Loans on such date;

                 (iv) if an Interest Period would otherwise expire on a day that is not a Business Day, such Interest Period shall expire on the next succeeding Business Day; provided that, if any Interest Period would otherwise expire on a day that is not a Business Day but is a day of the month after which no further Business Day occurs in such month, such Interest Period shall expire on the next preceding Business Day;

                 (v) any Interest Period that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last Business Day of a calendar month;

                 (vi)  there shall be no more than three Interest
Periods outstanding at any time; and

                 (vii) in the event Borrower fails to specify an Interest Period for any Eurodollar Rate Loan in the applicable
Notice of Conversion/Continuation, Borrower shall be deemed to have selected an Interest Period of one month.

          (c) Determination of Applicable Interest Rate. As soon as practicable after 10:00 A.M. (Chicago time) on each Interest Rate Determination Date, Lender shall determine the interest rate that shall apply to the Eurodollar Rate Loans for which an interest rate is then being determined for the applicable Interest Period and shall promptly give notice thereof (in writing by facsimile or by telephone confirmed in writing by facsimile) to Borrower.

          (d) Eurodollar Rate Loans After Default. After the occurrence of and during the continuation of an Event of Default,
(i) Borrower may not elect to have a Loan be maintained as, or converted to, a Eurodollar Rate Loan after the expiration of any Interest Period then in effect for such Loan and (ii) subject to the provisions of subsection 3(j) any Notice of Conversion/Continuation given by Borrower with respect to a requested borrowing or conversion/continuation that has not yet occurred shall be deemed to be rescinded by Borrower.

          (e) Interest Payments. Subject to the provisions of subsection 3(g) interest on each Loan shall be payable in arrears on and to each Interest Payment Date applicable to such Loan, upon any prepayment of such Loan (whether due to acceleration or otherwise) and at maturity (including final maturity).

          (f) Conversion or Continuation. Subject to the provisions of subsections 3(d) and (i), Borrower shall have the option (i) to convert at any time all or any part of its outstanding Loans equal to $1,000,000 and integral multiples of $100,000 in excess of that amount from Loans bearing interest at a rate determined by reference to one basis to Loans bearing interest at a rate determined by reference to the alternative basis or (ii) upon the expiration of any Interest Period applicable to a Eurodollar Rate Loan, to continue all or any portion of such Loan equal to $1,000,000 and integral multiples of $100,000 in excess of that amount as a Eurodollar Rate Loan; provided, however, that a Eurodollar Rate Loan may only be converted into a Alternate Base Rate Loan on the expiration date of an Interest Period applicable thereto. Borrower shall deliver a notice regarding such conversion or continuation ("Notice of Conversion/Continuation") to Lender no later than 10:00 A.M. (Chicago time) at least one Business Day in advance of the proposed conversion date (in the case of a conversion to a Alternate Base Rate Loan) and at least three Business Days in advance of the proposed conversion/continuation date (in the case of a conversion to, or a continuation of, a Eurodollar Rate Loan) (in writing by facsimile or by telephone confirmed in writing by facsimile). A Notice of Conversion/Continuation shall specify (i) the proposed conversion/continuation date (which shall be a Business Day), (ii) the amount and type of the Loan to be converted/continued, (iii) the nature of the proposed conversion/continuation, (iv) in the case of a conversion to, or a continuation of, a Eurodollar Rate Loan, the requested Interest Period, and (v) in the case of a conversion to, or a continuation of, a Eurodollar Rate Loan, that no Event of Default has occurred and is continuing.

          (g) Default Rate. Upon the occurrence and during the continuation of any Event of Default, the outstanding principal amount of all Loans and, to the extent permitted by applicable law, any interest payments thereon not paid when due and any fees and other amounts then due and payable hereunder, shall thereafter bear interest (including post-petition interest in any proceeding under the Bankruptcy Code or other applicable bankruptcy laws) payable upon demand at the Alternate Base Rate plus 2% per annum; provided that, in the case of Eurodollar Rate Loans, upon the expiration of the Interest Period in effect at the time any such increase in interest rate is effective such Eurodollar Rate Loans shall thereupon become Alternate Base Rate Loans and shall thereafter bear interest payable upon demand at the Alternate Base Rate plus 2% per annum. Payment or acceptance of the increased rates of interest provided for in this subsection 3(g) is not a permitted alternative to timely payment and shall not constitute a waiver of any Event of Default or otherwise prejudice or limit any rights or remedies of Lender.

          (h) Computation of Interest. Interest on the Loans shall be computed (i) in the case of Alternate Base Rate Loans, on the basis of a 365-day or 366-day year, as the case may be, and
(ii) in the case of Eurodollar Rate Loans, on the basis of a 360-day year, in each case for the actual number of days elapsed in the period during which it accrues. In computing interest on any Loan, the date of the making of such Loan or the first day of an Interest Period applicable to such Loan or, with respect to a Alternate Base Rate Loan being converted from a Eurodollar Rate Loan, the date of conversion of such Eurodollar Rate Loan to such Alternate Base Rate Loan, as the case may be, shall be included, and the date of payment of such Loan or the expiration date of an Interest Period applicable to such Loan or, with respect to a Alternate Base Rate Loan being converted to a Eurodollar Rate
Loan, the date of conversion of such Alternate Base Rate Loan to such Eurodollar Rate Loan, as the case may be, shall be excluded.

          (i) Illegality or Impracticability of Eurodollar Rate Loans. In the event that on any date Lender shall have determined that the making, maintaining or continuation of its Eurodollar Rate Loans (i) has become unlawful as a result of compliance by Lender in good faith with any law, treaty, governmental rule, regulation, guideline or order (or would conflict with any such treaty, governmental rule, regulation, guideline or order not having the force of law even though the failure to comply therewith would not be unlawful) or (ii) has become impracticable, or would cause such Lender material hardship, as a result of contingencies occurring after the date of this Agreement which materially and adversely affect the London interbank market or the position of such Lender in that market, then, and in any such event, Lender shall give notice (by telefacsimile or by telephone confirmed in writing) to Borrower of such determination. Thereafter (a) the obligation of Lender to convert Loans to, Eurodollar Rate Loans shall be suspended until such notice shall be withdrawn by Lender, (b) to the extent such determination by Lender relates to a Eurodollar Rate Loan then being requested by Borrower pursuant to a Notice of Conversion/Continuation, Lender shall convert or continue such Loan as an Alternate Base Rate Loan, (c) Lender's obligation to maintain its outstanding Eurodollar Rate Loans (the "Affected Loans") shall be terminated at the earlier to occur of the expiration of the Interest Period then in effect with respect to the Affected Loans or when required by law, and (d) the Affected Loans shall automatically convert into Alternate Base Rate Loans on the date of such termination.

          (j) Compensation For Breakage or Non-Commencement of Interest Periods. Borrower shall compensate Lender, upon written request by Lender (which request shall set forth the basis for requesting such amounts), for all reasonable losses, expenses and liabilities (including any interest paid by Lender to lenders of funds borrowed by it to make or carry its Eurodollar Rate Loans and any loss, expense or liability sustained by Lender in connection with the liquidation or re-employment of such funds) which that Lender may sustain: (i) if for any reason (other than a default by Lender) a conversion to or continuation of any Eurodollar Rate Loan does not occur on a date specified therefor in a Notice of Conversion/Continuation, (ii) if any prepayment (including any prepayment pursuant to subsection 4(b)) or other principal payment or any conversion of any of its Eurodollar Rate Loans occurs on a date prior to the last day of an Interest Period applicable to such Loan, (iii) if any prepayment of any of its Eurodollar Rate Loans is not made on any date specified in a notice of prepayment given by Borrower, or (iv) as a consequence of any other default by Borrower in the repayment of its Eurodollar Rate Loans when required by the terms of this Agreement.

          4.     Payments; Prepayments.

          (a) Scheduled Payments of Loans. Subject to the immediately succeeding sentence, Borrower shall make principal payments on the Loans in separate installments in the amount of $175,000 for each such installment beginning on June 30, 1999 and on each September 30, December 31, March 31 and June 30 thereafter through and including April 1, 2002. In the event the Maturity Date is extended pursuant to Section 2(c), Borrower shall make principal payments on the Loans in separate installments in the amount of $550,000 for each such installment beginning on June 30, 2002 and on each September 30, December 31, March 31 and June 30 thereafter through and including the Maturity Date as so extended. The scheduled installments of principal of the Loans set forth above shall be reduced in connection with any voluntary prepayments of the Loans in accordance with subsection 4(d). The Loans and all other amounts owed hereunder with respect to the Loans shall be paid in full no later than the Maturity Date, and the final installment payable by Borrower in respect of the Loans on the Maturity Date shall be in an amount, if such amount is different from that specified above, sufficient to repay all amounts owing by Borrower under this Agreement with respect to the Loans.

          (b) Voluntary Prepayments. Borrower may, upon not less than one Business Day's prior written or telephonic notice, in the case of Alternate Base Rate Loans, and three Business Days' prior written or telephonic notice, in the case of Eurodollar Rate Loans, in each case given to Lender by 12:00 Noon (Chicago time) on the date required and, if given by telephone, promptly confirmed in writing to Lender, at any time and from time to time prepay any Loans on any Business Day in whole or in part in an aggregate minimum amount of $100,000 and integral multiples of $10,000 in excess of that amount; provided, however, that a Eurodollar Rate Loan may only be prepaid on the expiration of the Interest Period applicable thereto. Notice of prepayment having been given as aforesaid, the principal amount of the Loans specified in such notice shall become due and payable on the prepayment date specified therein. Any such voluntary prepayment shall be applied as specified in subsection 4(d).

          (c) Manner and Place of Payment. All payments by Borrower under this Agreement or the Note shall be made in Dollars in same day funds, without defense, setoff or counterclaim, free of any restriction or condition, and delivered to Lender not later than 12:00 Noon (Chicago time) on the date due at the Payment Office for the account of Lender. Whenever any payment to be made hereunder shall be stated to be due on a day that is not a Business Day, such payment shall be made on the next succeeding Business Day and such extension of time shall be included in the computation of the payment of interest hereunder or under any Note.

          (d) Application of Voluntary Prepayments. Any voluntary prepayments of the Loans pursuant to subsection 4(b) shall be applied to reduce the scheduled installments of principal of the Loans set forth in subsection 4(a) in inverse order of maturity.

          5. Use of Proceeds. The proceeds of any borrowing under this Agreement shall be applied by Borrower to finance the purchase of certain assets from Golden Pharmaceuticals, Inc., a Colorado corporation.

          6. Conditions Precedent. The obligations of Lender to make Loans hereunder are subject to the satisfaction of the following conditions:

          (a)    Delivery of Documents.  On or before the Closing
Date (except as otherwise provided), each of Borrower and Guarantor shall deliver to Lender the following, each dated the Closing Date and in form and substance satisfactory to Lender:

                 (i) Resolutions of the board of directors of such Person approving and authorizing the execution, delivery and performance of this Agreement and, in the case of Borrower, the Note, certified as of the Closing Date by the corporate secretary or an assistant secretary of such Person as being in full force and effect without modification or amendment; provided, that Borrower and Guarantor shall deliver the foregoing certified resolutions no later than April 9, 1997 in the event they are unable, after reasonable effort, to obtain such resolutions by the Closing Date.

                 (ii) Signature and incumbency certificates of the officers of such Person executing this Agreement and, in the case of Borrower, the Note;

                 (iii) Executed originals of this Agreement and, in the case of Borrower, the Note;

                 (iv) A favorable legal opinion of such Person's counsel as to the matters set forth in subsections 7(a), (b), (c),
(d), (e) and (h); provided, that Borrower and Guarantor shall deliver the foregoing opinions no later than April 9, 1997 in the event they are unable, after reasonable effort, to obtain such opinions by the Closing Date; and

                 (v)   Such other documents as Lender may
reasonably request.

          (b) Arrangement Fee. Borrower shall have paid to First Chicago Capital Markets, Inc. a fee of $10,000 for its services in arranging the Loans.

          (c) Representations and Warranties True. The representations and warranties set forth in Section 7 shall be true, correct and complete in all material respects on and as of the Closing Date to the same extent as though made on and as of such date.

          (d) No Default. No event shall have occurred and be continuing or would result from the consummation of the borrowing on the Closing Date that would constitute an Event of Default or Potential Event of Default.

          (e)    Officer's Certificate.  Each of Borrower and
Guarantor shall have delivered an officer's certificate confirming the matters set forth in subsections 6(c) and (d).

          7. Representations and Warranties of Borrower and Guarantor. In order to induce Lender to enter into this Agreement and to maintain and make the Loans, each of Borrower and Guarantor makes the following representations, warranties and agreements, which shall survive the execution and delivery of this Agreement and the Note and the making of Loans:

          (a) Organization and Powers. Such Person is a corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation. Such Person has all requisite corporate power and authority to own and operate its properties, to carry on its business as now conducted, to enter into this Agreement and, in the case of Borrower, the Note and to carry out the transactions contemplated thereby.

          (b) Due Authorization. The execution, delivery and performance of this Agreement and, in the case of Borrower, the Note have been duly authorized by all necessary corporate action on the part of such Person.

          (c) Binding Obligation. Each of this Agreement and, in the case of Borrower, the Note has been duly executed and delivered by such Person and is the legally valid and binding obligation of such Person, enforceable against it in accordance with its respective terms, except as may be limited by bankruptcy, insolvency, reorganization, moratorium or similar laws relating to or limiting creditors' rights generally or by equitable principles relating to enforceability.

          (d) No Violation. To such Person's knowledge, the execution, delivery or performance by such Person of this Agreement and, in the case of Borrower, the Note will not (i) contravene any provision of any law, statute, rule or regulation or any order, writ, injunction or decree of any court or governmental instrumentality, (ii) conflict or be inconsistent with or result in any breach of any of the terms, covenants, conditions or provisions of, or constitute a default under, or result in the creation or imposition of (or the obligation to create or impose) any lien upon any of the property or assets of Borrower pursuant to the terms of any indenture, mortgage, deed of trust, credit agreement, loan agreement or any other material agreement, contract or instrument to which such Person is a party or by which it or any of its property or assets is bound or to which it may be subject or
(iii) violate any provision of the articles or certificate of incorporation or by-laws of such Person or any of its Domestic Subsidiaries.

          (e) Government Consents. To such Person's knowledge, the execution, delivery and performance by such Person of this Agreement and, in the case of Borrower, the Note and the consummation of the transactions contemplated by this Agreement and, in the case of Borrower, the Note do not and will not require any registration with, consent or approval of, or notice to, or other action to, with or by, any federal, state or other governmental authority or regulatory body.

          (f) Financial Statements. The audited consolidated balance sheet of Guarantor and its Subsidiaries at December 31, 1996 and the related audited consolidated statement of operations and cash flows of Guarantor and its Subsidiaries for the fiscal year ended on such date heretofore furnished to Lender present fairly the consolidated financial condition of Guarantor and its Subsidiaries at the date of such balance sheets and statements of income and all such consolidated financial statements have been prepared in accordance with GAAP consistently applied. The unaudited consolidated balance sheet of Borrower and its Subsidiaries at December 31, 1996 and the related unaudited consolidated statements of operations and cash flows of Borrower and its Subsidiaries for the fiscal year ended on such date heretofore furnished to Lender present fairly the financial condition of Borrower and its Subsidiaries at the date of such balance sheets and statements of income and all such financial statements have been prepared in accordance with GAAP consistently applied.

          (g)    No Material Adverse Change.  Since December 31,
1996, to such Person's knowledge, no event or change has occurred that has caused or evidences, either in any case or in the aggregate, a Material Adverse Effect.

          (h) Absence of Litigation; Adverse Facts. To such Person's knowledge, there is no action, suit, arbitration, tax claim or other dispute pending or threatened against such Person, which, if adversely determined, could reasonably be expected to result in a Material Adverse Effect. To such Person's knowledge, neither such Person nor any of its Subsidiaries (i) is in violation of any applicable laws that, individually or in the aggregate, could reasonably be expected to result in a Material Adverse Effect, or (ii) is subject to or in default with respect to any final material judgments, writs, injunctions, decrees, rules or regulations of any court or any federal, state, municipal or other governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, that, individually or in the aggregate, could reasonably be expected to result in a Material Adverse Effect.

          (i) Payment of Taxes. All material tax returns and reports of such Person and its Domestic Subsidiaries required to be filed have been timely filed, and all taxes shown on such tax returns to be due and payable and all assessments, fees and other governmental charges upon such Person and its Domestic Subsidiaries which are due and payable have been paid when due and payable.
Such Person knows of no proposed tax assessment against it or any of its Subsidiaries which is not being actively contested by such Person or such Subsidiary.

          (j) Subsidiaries. Each of the Domestic Subsidiaries of such Person is a corporation duly organized, validly existing and in good standing under the laws of its respective jurisdiction of incorporation, has all requisite corporate power and authority to own and operate its properties and to carry on its business as now conducted, and is qualified to do business and in good standing in every jurisdiction where such qualification is required, in each case except where failure to be so qualified or in good standing or a lack of such corporate power and authority has not had and will not have a Material Adverse Effect.

          (k) Compliance with ERISA. Each Plan is in substantial compliance with ERISA; no Plan is insolvent or in reorganization; no Plan has an Unfunded Current Liability, no Plan has an accumulated or waived funding deficiency or permitted decreases in its funding standard account within the meaning of
Section 412 of the Code. Neither Borrower nor any ERISA Affiliate has incurred any material liability to or on account of a Plan pursuant to Sections 502(c), (i) or (l), 515, 4062, 4063, 4064,
4071, 4201 or 4204 of ERISA or Chapter 43 of the Code or expects to incur any liability under any of the foregoing sections. No proceedings have been instituted to terminate any Plan. No condition exists which presents a material risk to such Person of incurring a liability to or on account of a Plan pursuant to the foregoing provisions of ERISA and the Code. No lien imposed under the Code or ERISA on the assets of such Person exists or is likely to arise on account of any Plan. Such Person may terminate contributions to any other employee benefit plans maintained by them without incurring any material liability to any Person interested therein. No Plan has received notice from the Internal Revenue Service of the failure of such Plan to qualify under
Section 401(a) of the Code.

          (l) Compliance with Laws. To such Person's knowledge, each of such person and its Domestic Subsidiaries is in compliance with all applicable material statutes, regulations and orders of, and all applicable material restrictions imposed by, all governmental bodies, domestic or foreign, in respect of the conduct of its business and the ownership of its property (including applicable statutes, regulations, orders and restrictions relating to environmental standards and controls), except such noncompliances as would not, in the aggregate, have a material adverse effect on the business, operations, property, assets, condition (financial or otherwise) or prospects of such Person or any of its Subsidiaries.

          (m) Title to Properties. Such Person and its Domestic Subsidiaries have (i) good, sufficient and legal title to (in the case of fee interests in real property), (ii) valid leasehold interests in (in the case of leasehold interests in real or personal property), or (iii) good title to (in the case of all other personal property), all of their respective properties and assets. Except as permitted by this Agreement, all such properties and assets are free and clear of lien.

          (n) True and Complete Disclosure. To such Person's knowledge, all factual information heretofore furnished by or on behalf of such Person in writing to Lender for purposes of or in connection with this Agreement or any transaction contemplated herein is, and all other such factual information hereafter furnished by or on behalf of such Person in writing to Lender (or any successor or assignee thereof) will be, true and accurate in all material respects.

          (o) Other Obligations. To such Person's knowledge, such Person is not in default on any obligation for borrowed money, any purchase money obligation or, to the best of its knowledge, any other material lease, commitment, contract, instrument or obligation.

          (p) No Event of Default. To such Person's knowledge, there is no event which is, or with notice or lapse of time would be, an Event of Default under this Agreement.

          8. Affirmative Covenants of Borrower and Guarantor. Each of Borrower and Guarantor covenants and agrees that until the Loans and the Note, together with interest, fees and all other Obligations incurred hereunder and thereunder, are paid in full:

          (a)    Information Covenants.  Each of Borrower and
Guarantor will furnish to Lender:

                 (i) Quarterly Financials. Within 60 days after the end of each fiscal quarter of such Person, copies of the consolidated balance sheet of such Person and its Subsidiaries as of the end of such fiscal quarter and consolidated statements of income and retained earnings and statements of cash flows of such Person and its Subsidiaries for such fiscal quarter and for the portion of the fiscal year of such Person and its Subsidiaries ending with such fiscal quarter, all in reasonable detail, prepared in accordance with GAAP, containing the certification of and signed on behalf of such Person by the chief operating officer, president or chief financial officer of such Person. All such balance sheets shall set forth in comparative form figures from the preceding year end. All such income statements shall reflect current period and year-to-date figures, and all such statements of cash flow shall reflect year-to-date figures.

                 (ii) Annual Financial Statements. Within 120 days after the end of each fiscal year of such Person, copies of the consolidated balance sheets of such Person and its Subsidiaries as of the end of such fiscal year and consolidated statements of income and retained earnings and statements of cash flow of such Person and its Subsidiaries for such fiscal year, in each case setting forth in comparative form the figures for the preceding fiscal year of such Person and its Subsidiaries, all in reasonable detail and prepared in accordance with GAAP, and, in the case of Guarantor, accompanied by an unqualified opinion rendered by Guarantor's regularly retained nationally recognized independent certified public accountants satisfactory to Lender and containing the certification of and signed by on behalf of Guarantor by the chief operating officer, president or chief financial officer.

                 (iii) Officer's Certificates. At the time of the delivery of the financial statements provided for in subsections 8(a)(i) and 8(a)(ii), a certificate of the chief executive officer or the chief financial officer of such Person to the effect that, to the best of his/her knowledge, no Potential Event of Default or Event of Default has occurred and is continuing or, if any Potential Event of Default or Event of Default has occurred and is continuing, specifying the nature and extent thereof, which certificate shall also set forth the calculations required to establish whether (x) Guarantor was in compliance with the provisions of Section 9(g) at the end of such fiscal quarter or year, as the case may be, in the case of Guarantor, and (y) Borrower was in compliance with the provisions of Section 10 at the end of such fiscal quarter or year, as the case may be, in the case of Borrower.

                 (iv) Notice of Default or Litigation. As soon as possible, but in no event later than seven Business Days, in the case of clause (A) below, 20 calendar days, in the case of clause
(B) below, and 10 calendar days, in the case of clause (C) below, after any officer of such Person obtains actual knowledge thereof, notice of (A) the occurrence of any event which constitutes a Potential Event of Default or an Event of Default, (B) any litigation or governmental or arbitration proceeding pending (x) against such Person or any of its Subsidiaries which could reasonably be expected to result in a Material Adverse Effect or
(y) with respect to this Agreement or the Note, and (C) any other event which could reasonably be expected to result in a Material Adverse Effect.

                 (v) Other Information. From time to time, such other information or documents (financial or otherwise) as Lender may reasonably request.

          (b) Compliance with Laws. Such Person will comply with all applicable statutes, regulations and orders of, and all applicable restrictions imposed by, all governmental bodies in respect of the conduct of its business and the ownership of its property (including applicable statutes, regulations, orders and restrictions relating to (i) environmental standards and controls and (ii) compliance with ERISA in respect of any Plan), except such noncompliances as could not, in the aggregate, reasonably be expected to result in a Material Adverse Effect.

          (c) Maintenance of Property, Insurance. Such Person will (i) keep all property necessary in its business in good working order and condition, subject to ordinary course replacements and obsolescence, and (ii) maintain with financially sound and reputable insurance companies insurance on all its property and its directors and officers in such amounts and against such risks as are reasonable and prudent for the type of businesses engaged in by such Person and its Subsidiaries, consistent with standard industry practices for companies in the same or similar businesses.

          (d) Books, Records and Inspections. Such Person will, and will cause its Domestic Subsidiaries to, keep proper books of record and account in which full, true and correct entries in conformity with GAAP and all material requirements of law shall be made of all dealings and transactions in relation to its business and activities. Such Person will permit officers and designated representatives of Lender to visit and inspect, under guidance of officers of such Person, any of the properties of such Person, and to examine the books of records and accounts of such Person and discuss the affairs, finances and accounts of such Person with, and be advised as to the same by, its and their officers and independent accountants, all at such reasonable times (during normal business hours) and intervals and to such reasonable extent as Lender may request.

          (e) Payment of Taxes. Such Person will, and will cause each of its Domestic Subsidiaries to, pay all taxes, assessments and other governmental charges imposed upon it or any of its properties or assets or in respect of any of its income, businesses or franchises before any penalty accrues thereon, and all claims (including claims for labor, services, materials and supplies) for sums that have become due and payable and that by law have or may become a lien upon any of its properties or assets, prior to the time when any penalty or fine shall be incurred with respect thereto; provided that no such charge or claim need be paid if it is being contested in good faith by appropriate proceedings timely instituted and diligently conducted, so long as such reserve or other appropriate provision, if any, as shall be required in conformity with GAAP shall have been made therefor.

          (f) Corporate Existence. Such Person will, and will cause each of its Domestic Subsidiaries to, at all times preserve and keep in full force and effect its corporate existence and all rights and franchises material to its business.

          9. Negative Covenants of Guarantor. Guarantor covenants and agrees that until the Loans and Note, together with interest, fees and all other Obligations incurred hereunder, are paid in full:

          (a) Liens. Guarantor will not, and will not allow any Domestic Subsidiary (including Borrower) to, create, incur, assume or permit to exist any lien upon or with respect to any property or assets (real or personal, tangible or intangible) of Guarantor or such Subsidiary, whether now owned or hereafter acquired, except:

                 (i)   liens for taxes not yet due;

                 (ii) liens in respect of property or assets of Guarantor or any of its Domestic Subsidiaries imposed by law, which were incurred in the ordinary course of business;

                 (iii)  easements, rights-of-way, restrictions,
minor defects or irregularities of title;

                 (iv) additional purchase money security interests in personal or real property acquired after the date of this Agreement if the total principal amount of debts secured by such liens does not exceed $1,000,000 at any one time;

                 (v)   liens in favor of Lender; and

                 (vi) existing liens described on Schedule 9(a) attached hereto.

          (b) Dividends. Guarantor will not declare or pay dividends on any of its capital stock except dividends payable in capital stock of Guarantor.

          (c) Advances, Investments and Loans. Except in the ordinary course of business and as otherwise provided herein, including the transactions permitted by subsection 9(d) below, Guarantor will not, and will not allow any Domestic Subsidiary to, lend money or credit or make advances to any Person (other than a Subsidiary of Guarantor or an Affiliate of Guarantor or such Subsidiary), or purchase or acquire any stock, obligations or securities of, or any other interest in, or make any capital contribution to, any other Person; provided, that (i) Guarantor may make loans or advances to its Employee's Savings and Stock Ownership Plan to permit it to purchase stock and (ii) Guarantor may make loans to Syncor Diagnostics, LLC (or its designated Subsidiaries) in the amount of $200,000 for each MRI center to be opened by Syncor Diagnostics, LLC and in an aggregate amount for all such loans not to exceed $2,000,000.

          (d) Fundamental Changes, Consolidation, Merger, Sale of Assets, etc. Guarantor will not, and will not allow any Subsidiary to, without Lender's written consent, do any of the following:

                 (i)   engage in any business activity
substantially different from Guarantor's or such Subsidiary's present line of business;

                 (ii) except as set forth in clause (iii) below, liquidate or dissolve;

                 (iii) enter into any consolidation, merger, pool, joint venture, syndicate, or other combination where Guarantor's or such Subsidiary's contribution is in excess of $5,000,000 in any fiscal year; provided, that after entering into any such permitted consolidation or merger, Guarantor or such Subsidiary (which shall be a wholly-owned Subsidiary of Guarantor) shall be the surviving entity;

                 (iv) lease, or dispose of all or a substantial part of Guarantor's or such Subsidiary's business or assets;

                 (v) acquire or purchase any other business or its assets; provided, that Guarantor or any such Subsidiary may acquire or purchase another business or its assets if (A) the consideration paid for such acquisition or purchase (including assumption of debt), when added to the consideration paid for any other such acquisitions or purchases in Guarantor's fiscal year does not exceed a total of $12,000,000, with no single acquisition in excess of $8,000,000; and (B) the acquisition has been approved in writing by the board of directors or other Persons having the right to control and direct the policies of the business or assets to be acquired; provided, that acquisitions involving total consideration of less than $500,000 shall not require such written approval;

                 (vi) sell or otherwise dispose of any assets for less than fair market value, or enter into any Sale and Leaseback
Transaction covering any of its fixed or capital assets in an aggregate amount exceeding $500,000; and

                 (vii) voluntarily suspend its business for more than 5 days in any 30 day period.

          (e) Transactions with Affiliates. Guarantor will not, and will not allow any Subsidiary to, enter into any transaction or series of related transactions, whether or not in the ordinary course of business, with any Affiliate of Guarantor, other than on terms and conditions substantially as favorable to Guarantor as would be obtainable by Guarantor at the time in a comparable arm's-length transaction with a Person other than an Affiliate.

          (f) Indebtedness. Guarantor will not, and will not allow any Subsidiary to, contract, create, incur, assume or suffer to exist any Indebtedness or obligation with respect to any lease, without Lender's written consent, such consent not to be unreasonably withheld; provided, that Guarantor or such Subsidiary may:

                 (i) incur Indebtedness owed to Lender under this Agreement and the Note;

                 (ii) acquire goods, supplies or merchandise on trade credit in the ordinary course of business;

                 (iii) endorse negotiable instruments received in the ordinary course of business;

                 (iv) obtain surety bonds in the ordinary course of business;

                 (v)   maintain debts and lines of credit in
existence on the date of this Agreement and disclosed in writing to Lender in Guarantor's financial statements dated December 31, 1996;

                 (vi) incur Indebtedness for the acquisition or purchase of a business or its assets subject to the limitations under subsection 9(d) above;

                 (vii) incur other Indebtedness in an aggregate outstanding amount at no time exceeding $8,000,000; and

                 (viii) remain liable with respect to Indebtedness described in Schedule 9(f) annexed hereto.

          (g)    Financial Covenants.

                 (i) Tangible Net Worth. Guarantor shall not permit Tangible Net Worth to be less than the sum of $50,000,000 plus 50% of net income after income taxes (without subtracting losses) earned in each fiscal quarter ending on or after March 31, 1996.

                 (ii)  Total Liabilities to Tangible Net Worth.
Guarantor shall not permit the ratio of Total Liabilities to Tangible Net Worth to exceed 1.25:1.00.

                 (iii) Quick Ratio. Guarantor shall maintain on a consolidated basis a ratio of Quick Assets to current liabilities
(including the current portion of long-term debt) of not less than 1.10:1.00.

                 (iv)  Fixed Charge Coverage Ratio.  Guarantor
shall not permit the Fixed Charge Coverage Ratio to be less than 1.25:1.00.

          (h) Subsidiary Status of Borrower. Guarantor shall at all times directly own all the outstanding capital stock of Borrower.

          10. Negative Covenants of Borrower. Borrower covenants and agrees that until the Loans and Note, together with interest, fees and all other Obligations incurred hereunder, are paid in full:

          (a) Indebtedness. Borrower will not, and will not allow any Subsidiary to, contract, create, incur, assume or suffer to exist any Indebtedness or obligation with respect to any lease other than Indebtedness owed to Lender under this Agreement and the Note.

          (b) Net Income. Borrower will not permit its net income before taxes plus interest expense for any fiscal quarter to be less than zero.

          (c) Subsidiary Status of Borrower. Borrower will not issue any of its capital stock to any Person other than Guarantor.

          11. Events of Default. Upon the occurrence of any of the following specified events (each an "Event of Default");

          (a) Payments. Borrower shall (i) default in the payment when due of any principal of any Loan or the Note or (ii) default, and such default shall continue unremedied for five Business Days, in the payment when due of interest on any Loan, any fees or any other amounts owing hereunder or under the Note; or

          (b)    Representations, etc.  Any material
representation, warranty or statement made by Borrower or Guarantor herein or in any certificate delivered pursuant hereto shall prove to be untrue in any material respect on the date as of which made or deemed made; or

          (c) Covenants. Borrower or Guarantor shall (i) default in the due performance or observance by it of any term, covenant or agreement contained in subsection 8(f), Section 9 or
Section 10 or (ii) default in the due performance or observance by it of any term, covenant or agreement (other than those referred to in subsections 11(a) or 11(b) or clause (i) of this subsection 11(c)) contained in this Agreement and such default shall continue unremedied for a period of 15 Business Days after written notice to Borrower and Guarantor by Lender; or

          (d) Cross-Default. Any default occurs under any agreement and is not cured pursuant to the terms of such agreement in connection with any credit Borrower or Guarantor or any of their respective Domestic Subsidiaries has obtained from another Person or which Borrower or Guarantor or any of their respective Domestic Subsidiaries has guaranteed in the amount of $250,000 or more in the aggregate if the default consists of failing to make a payment when due or gives the other party the right to accelerate the obligation (whether or not resulting in acceleration); or

          (e) Other Bank Agreements. Borrower or Guarantor or any of their respective Domestic Subsidiaries fails to meet the conditions of, or fails to perform any material obligation under any other agreement that Borrower or Guarantor or any of their respective material Subsidiaries has with any other bank or any affiliate of any other bank.

          (f) Bankruptcy, etc. Borrower or Guarantor files a bankruptcy petition, a bankruptcy petition is filed against Borrower or Guarantor or any of their respective material Subsidiaries, or Borrower or Guarantor or any of their respective material Subsidiaries makes a general assignment for the benefit of creditors; notwithstanding the foregoing, any bankruptcy petition filed against Borrower or Guarantor or any of their respective material Subsidiaries will not be an Event of Default hereunder if the bankruptcy petition is dismissed within a period of 60 days after the filing; or

          (g) Receivers. A receiver or similar official is appointed for Borrower's or Guarantor's (or any of their respective material Subsidiary's) business, or the business is terminated; or

          (h) Judgments. One or more judgments, decrees or arbitration awards shall be entered against Borrower or Guarantor or any of their respective Subsidiaries involving in the aggregate a liability (not paid or fully covered by insurance) of $1,000,000 or more, and all such judgments, decrees or awards shall not have been vacated, discharged or stayed or appealed pending appeal within the permitted time period after the entry thereof; or

          (i) Changes of Control. Any Person or any two or more Persons acting in concert shall have acquired beneficial ownership (within the meaning of Rule 13d-3 of the Securities and Exchange Commission, directly or indirectly, of securities of Borrower (or other securities convertible into such securities) representing 30% or more of the combined voting power of all securities of Guarantor entitled to vote in the election of directors, other than securities having such power only by reason of the happening of a contingency; or

          (j)    Material Adverse Effect.  Any Material Adverse
Effect occurs with respect to Borrower or Guarantor; or

          (k) Invalidity of Parent Guaranty. The Parent Guaranty for any reason, other than the satisfaction in full of all the Borrower Obligations, ceases to be in full force and effect or is declared null and void, or Guarantor denies that it has any further liability thereunder, or gives notice to such effect;

then, and in any such event, and at any time thereafter, if any Event of Default shall then be continuing, Lender may by written notice to Borrower, (provided, that, if an Event of Default specified in Section 11(d) shall occur with respect to Borrower or Guarantor, as the case may be, the result which would occur upon the giving of written notice by Lender to Borrower or Guarantor, as the case may be, as hereafter shall occur automatically without the giving of any such notice) declare the principal of and any accrued interest in respect of all Loans and the Note and all Obligations owing hereunder and thereunder to be, whereupon the same shall become, forthwith due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby waived by Borrower, and the obligation of Lender to make any Loan shall thereupon terminate.

          12.     Parent Guaranty.  Guarantor hereby
unconditionally guaranties the due and punctual payment of all obligations of Borrower arising under this Agreement and the Note, in each case when due, whether by required prepayment, declaration, demand or otherwise (including amounts which would become due but for the operation of the automatic stay under Section 362(a) of the Bankruptcy Code, 11 U.S.C. Section 362(a)) (the "Borrower Obligations"), and agrees to pay any and all costs and expenses (including fees and disbursements of counsel and reasonable allocated costs of internal counsel) incurred by Lender in enforcing any rights under this guaranty. For purposes of this
Section 12, the obligations of Guarantor under this Section 12, as they may be amended, modified or supplemented from time to time, are referred to as its "Parent Guaranty".

          Guarantor agrees that the Borrower Obligations may be extended or renewed, in whole or in part, without notice or further assent from it, and that it will remain bound upon this Parent Guaranty notwithstanding any extension, renewal or other alteration of any such Borrower Obligation or any other Obligation.

          Guarantor waives presentation of, demand of and protest of any Borrower Obligation and also waives notice of protest for nonpayment. The obligations of Guarantor under this Parent Guaranty shall be valid and enforceable and shall not be subject to any limitation, impairment, or discharge for any reason (other than payment in full of the Borrower Obligations) and Guarantor hereby irrevocably waives any defenses it may now or hereafter have in any way relating thereto, including, without limitation, the occurrence of any of the following, whether or not Guarantor shall have had notice or knowledge of any of them:

          (a) the failure of Lender to assert any claim or demand or to enforce any right or remedy against Borrower or any other Person under the provisions of this Agreement or the Parent
Guaranty,

          (b) any extension or renewal of any provision of any thereof,

          (c) any rescission, waiver, amendment or modification of any of the terms or provisions of this Agreement (other than this Section 12, it being agreed and understood that any waiver, amendment or modification of this Section 12 shall be limited exactly as written and shall not, except as expressly written, affect the obligations of Guarantor under this Parent Guaranty), or

          (d) the failure of Lender to exercise any right or remedy against any other guarantor of the Borrower Obligations or the Obligations.

          Guarantor further agrees that this Parent Guaranty constitutes a guaranty of payment when due and not of collection and waives any right to require that any resort be had by Lender to any balance of any deposit account or credit on the books of Lender in favor of Borrower or any other Person.

          The obligations of Guarantor under this Parent Guaranty shall not be subject to any reduction, limitation, impairment or termination for any reason, including, without limitation, any claim of waiver, release, surrender, alteration or compromise of any of the Borrower Obligations, and shall not be subject to any defense or set-off, counterclaim, recoupment or termination whatsoever by reason of the invalidity, illegality or unenforceability of any of the Borrower Obligations, discharge of Borrower from any of the Borrower Obligations in a bankruptcy or similar proceeding, or otherwise. Without limiting the generality of the foregoing, the obligations of Guarantor under this Parent Guaranty shall not be discharged or impaired or otherwise affected by the failure of Lender to assert any claim or demand or to enforce any remedy under this Agreement or any document or instrument executed by Borrower in connection therewith, by any waiver or modification of any thereof, by any default, failure or delay, willful or otherwise, in the performance of the Borrower Obligations, or by any other act or thing or omission or delay to do any other act or thing which may or might in any manner or to any extent vary the risk of Guarantor or which would otherwise operate as a discharge of Guarantor as a matter of law or equity.

          Guarantor further agrees that this Parent Guaranty shall continue to be effective or be reinstated, as the case may be, if at any time payment, or any part thereof, of principal of or interest on any Borrower Obligation is rescinded or must otherwise be restored by Lender upon the bankruptcy or reorganization of Borrower, any other person or otherwise.

          Guarantor further agrees, in furtherance of the foregoing and not in limitation of any other right which Lender may have at law or in equity against Guarantor by virtue hereof, upon the failure of Borrower to pay any of the Borrower Obligations when and as the same shall become due, whether by required prepayment, declaration, demand or otherwise (including amounts which would become due but for the operation of the automatic stay under
Section 362(a) of the Bankruptcy Code, 11 U.S.C. Section 362(a)), Guarantor will forthwith pay, or cause to be paid, in cash, to Lender an amount equal to the sum of the unpaid principal amount of such Borrower Obligations then due as aforesaid, accrued and unpaid interest on such Borrower Obligations (including, without limitation, interest which, but for the filing of a petition in bankruptcy with respect to Guarantor, would accrue on such Borrower Obligations) and all other Borrower Obligations then owed to Lenders as aforesaid.

          Upon payment by Guarantor of any sum to Lender as provided above so long as any of the Borrower Obligations shall remain outstanding hereunder, all rights of Guarantor against Borrower arising as a result thereof, by way of right of subrogation or otherwise, shall in all respects be subordinate and junior in right of payment to the prior indefeasible payment in full of all the Borrower Obligations to Lenders.

          This Parent Guaranty shall be binding upon Guarantor and its successors and assigns and shall inure to the benefit of the successors and assigns of Lender and, in the event of any transfer and assignment of rights by Lender, the rights and privileges herein conferred upon Lender shall automatically extend to and be vested in such transferee or assignee, all subject to the terms and conditions hereof.

          13.     Miscellaneous.

          (a) Expenses. Borrower shall pay all reasonable out-of-pocket costs and expenses of Lender (including, without limitation, the reasonable fees and disbursements of counsel for Lender) in connection with (i) the preparation, execution and delivery of this Agreement and the Note, the documents and instruments referred to herein and therein and any amendment, waiver or consent relating hereto or thereto and (ii) the enforcement of this Agreement and the Note and the documents and instruments referred to herein and therein. All costs, fees and expenses incurred by First Chicago Capital Markets, Inc. in connection with this Agreement shall also be paid by Borrower.

          (b) Participation and Assignments. Lender may, in its sole discretion, sell participations in any amount in the Loans. Lender shall also have the right to sell assignments of any amounts of the Loans with the giving of notice to and the prior written consent of Borrower (which consent shall not be unreasonably withheld); provided, that if an Event of Default has occurred and is continuing, the consent of Borrower shall not be required. Borrower shall release Lender for any the amounts so assigned. Lender may release any information regarding Borrower and its Subsidiaries to prospective participants and assigns.

          (c) Indemnification. Borrower hereby indemnifies and holds Lender and the officers, directors, employees, agents and Affiliates of Lender (the "Indemnitees") harmless from and against any and all claims, damages, losses, liabilities, costs or expenses (including reasonable attorneys' fees and expenses) which the Indemnitees may incur or which may be claimed against the Indemnitees by any Person by reason of or in connection with the execution, delivery or performance by Borrower of this Agreement, the Note, or any transaction contemplated therein, and in any case, Borrower shall not be liable under this Section 13(c) to indemnify the Indemnitees for any claims, damages, losses, liabilities, costs or expenses resulting solely from Lender's gross negligence or willful misconduct.

          (d) Increased Costs. If Lender shall determine that the adoption of any applicable law, rule or regulation concerning capital adequacy or any applicable change therein, or any change in interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by Lender with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, in each case occurring after the date hereof, has or will have the effect of reducing the rate of return on Lender's capital as a consequence of its obligation to make any Loans hereunder to a level below that which Lender could have achieved but for such adoption, change or compliance (taking into consideration Lender's policies with respect to capital adequacy) by any amount deemed by Lender to be material, then from time to time, within 15 days after demand by Lender, Borrower shall pay to Lender such additional amounts as shall compensate Lender for such reduction. Lender shall promptly notify Borrower of any of the matters set forth in the preceding sentence. A certificate as to additional amounts owed Lender, showing in reasonable detail the basis for the calculation thereof, submitted in good faith to Borrower by Lender shall, absent manifest error, be final and conclusive and binding upon all of the parties hereto.

          (e) Notices. Except as otherwise expressly provided herein, all notices and other communications provided for hereunder shall be in writing (including telegraphic, telex, telecopier or cable communication) and mailed, telegraphed, telexed, telecopied, cabled or delivered at the addresses shown on the signature pages hereof.

          (f) No Waiver. No failure or delay on the part of Lender or the holder of any Note in exercising any right, power or privilege hereunder and no course of dealing between Borrower and Lender or the holder of any Note shall operate as a waiver thereof; nor shall any single or partial exercise of any right, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, power or privilege hereunder or thereunder.

          (g) Governing Law; Waiver of Jury Trial. THIS AGREEMENT AND THE NOTE AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HEREUNDER AND THEREUNDER SHALL BE CONSTRUED IN ACCORDANCE WITH AND BE GOVERNED BY THE LAW OF THE STATE OF CALIFORNIA. ALL PARTIES HERETO HEREBY IRREVOCABLY WAIVE ALL RIGHT TO A TRIAL BY JURY IN ANY ACTION, PROCEEDING OR COUNTERCLAIM ARISING OUT OF OR RELATING TO THIS AGREEMENT.

          (h) Amendment or Waiver. No approval, consent, amendment or waiver of this Agreement or the Note shall be effective unless it is in writing signed by Borrower and the Lender.

          (i) Counterparts. This Agreement may be executed in any number of counterparts and by the different parties hereto on separate counterparts by facsimile or otherwise, each of which when so executed and delivered shall be an original, but all of which shall together constitute one and the same instrument.

          (j) Headings Descriptive. The headings of the several sections and subsections of this Agreement are inserted for convenience only and shall not in any way affect the meaning or construction of any provision of this Agreement.

          (k) Severability. In case any provision in or obligation under this Agreement or the Note shall be invalid, illegal or unenforceable in any jurisdiction, the validity, legality and enforceability of the remaining provisions or obligations, or of such provision or obligation in any other jurisdiction, shall not in any way be affected or impaired thereby.

          (l) Arbitration. At the request of either Lender or Borrower, any controversies or claims between Lender and Borrower will be settled by arbitration in accordance with the rules of the American Arbitration Association. The venue of such arbitration shall be Los Angeles, California. The arbitrators shall have the authority to award costs (including reasonable attorney's fees) to the respective parties in connection with the arbitration proceedings based on the success of each party's position with respect to the issues decided in such arbitration proceedings.

               [remainder of page intentionally blank]

          Kindly indicate your acceptance of this Agreement by executing and delivering a counterpart of this Agreement on or before March 31, 1997.

                           THE FIRST NATIONAL BANK OF CHICAGO

                                /S/ GARY S. GAGE
                           By: ______________________________

                           Its:    Senior Vice President
                           Notice Address:
                           First Chicago NBD
                           1 First National Plaza, Suite 0364/1/14
                           Chicago, Illinois  60670
                           Attention:  Sharon Bosch, CFA
                           Tel:  (312) 732-7112
                           Fax:  (312) 732-4840

THE FOREGOING AGREEMENT IS
ACCEPTED ON MARCH 31, 1997:

SYNCOR PHARMACEUTICALS, INC.,
as Borrower

    /S/ CHARLES A. SMITH
By: __________________________

Its:    President

Notice Address:

6464 Canoga Avenue
Woodland Hills, California 91367
Attention:  Michael E. Mikity
            Vice President and CFO

Attention:  Company General Counsel

SYNCOR INTERNATIONAL CORPORATION,
as Guarantor


By: ____________________________

Its: ___________________________

Notice Address:

6464 Canoga Avenue
Woodland Hills, California 91367
Attention:  Michael E. Mikity
            Vice President and CFO

Attention:  Company General Counsel

                                EXHIBIT I

                              [FORM OF NOTE]

                        SYNCOR PHARMACEUTICALS, INC.

                              PROMISSORY NOTE


$____________                                  ____________, 1997

          FOR VALUE RECEIVED, SYNCOR PHARMACEUTICALS, INC., a Delaware corporation ("Company"), promises to pay to THE FIRST NATIONAL BANK OF CHICAGO ("Payee") or its registered assigns the principal amount of _____________________ DOLLARS ($_____________)
in the installments referred to below.

          Company also promises to pay interest on the unpaid principal amount hereof, from the date hereof until paid in full, at the rates and at the times which shall be determined in accordance with the provisions of that certain Agreement dated as of March 31, 1997 by and among Company, Payee, as Lender, and Syncor International Corporation, as Guarantor (said Agreement, as it may be amended, supplemented or otherwise modified from time to time, being the "Agreement", the terms defined therein and not otherwise defined herein being used herein as therein defined).

          Company shall make principal payments on this Note in consecutive quarterly installments, commencing on June 30, 1999 and ending on the Maturity Date. Each such installment shall be due on the date specified in the Agreement and in an amount determined in accordance with the provisions thereof; provided that the last such installment shall be in an amount sufficient to repay the entire unpaid principal balance of this Note, together with all accrued and unpaid interest thereon.

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

          THIS NOTE AND THE RIGHTS AND OBLIGATIONS OF COMPANY AND
         _______________________________________________________
PAYEE HEREUNDER SHALL BE GOVERNED BY, AND SHALL BE CONSTRUED AND
________________________________________________________________
ENFORCED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF
______________________________________________________________
CALIFORNIA (INCLUDING SECTION 1646.5 OF THE CIVIL CODE OF THE STATE
___________________________________________________________________
OF CALIFORNIA), WITHOUT REGARD TO CONFLICTS OF LAWS PRINCIPLES.
______________________________________________________________

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

          This Note is subject to restrictions on transfer or assignment as provided in subsection 13(b) of the Agreement.

          No reference herein to the Agreement and no provision of this Note or the Agreement shall alter or impair the obligations of Company, which are absolute and unconditional, to pay the principal of and interest on this Note at the place, at the respective times, and in the currency herein prescribed.

          Company promises to pay all costs and expenses, including reasonable attorneys' fees, all as provided in subsection 13(a) of the Agreement, incurred in the collection and enforcement of this Note. Company and any endorsers of this Note hereby consent to renewals and extensions of time at or after the maturity hereof, without notice, and hereby waive diligence, presentment, protest, demand and notice of every kind and, to the full extent permitted by law, the right to plead any statute of limitations as a defense to any demand hereunder.

          IN WITNESS WHEREOF, Company has caused this Note to be duly executed and delivered by its officer thereunto duly authorized as of the date and at the place first written above.

                                SYNCOR PHARMACEUTICALS, INC.



                                By: __________________________

                                Title: ________________________

           The undersigned, as Guarantor under the Agreement referred to in the attached Note, hereby acknowledges that it guaranties the due and punctual payment in full of all obligations of Company arising under the attached Note.

                                SYNCOR INTERNATIONAL CORPORATION



                                By: __________________________

                                Title: ________________________

                                SCHEDULE 9(a)

                                EXISTING LIENS

                                SCHEDULE 9(f)

                           EXISTING INDEBTEDNESS

                            EMPLOYMENT AGREEMENT


      This Employment Agreement (this "Agreement") is made and entered into as of this 1st day of January, 1997, by and between Syncor International Corporation, a Delaware corporation(the
"Company"), and Monty Fu ("Employee").

      1. Employment. The Company agrees to employ Employee, and Employee agrees to be employed by the Company, during the Employment Period (as hereinafter defined) to perform his duties as Chairman of the Board of the Company and President and Chief Executive Officer of Syncor Overseas Ltd. or such other or additional duties as determined from time to time by the Board of Directors of the Company or its designee. If Employee is elected or appointed to an office with any of the Company's other subsidiaries or affiliates during the Employment Period, Employee shall serve in such capacity or capacities without additional compensation. Employee agrees to perform such duties faithfully and to the best of his ability, to devote his full working time and efforts to the performance of such duties and not to accept any other gainful employment without the prior written consent of the Board of Directors.

      2. Employment Period; Extension. The "Employment Period," as used herein, means the period beginning on the date initially set forth above (the "Commencement Date") and ending on the first anniversary thereof (the "Expiration Date"). On or after June 1, 1997, the Company will negotiate with Employee regarding an extension of the Employment Period beyond the Expiration Date.
Such negotiations shall conclude on or before October 1, 1997. Any extension of this Agreement beyond the Expiration Date shall be subject to the mutual written agreement of Employee and the Company with respect to the terms thereof. Neither the Company nor Employee shall have any obligation to extend the Employment Period. If Employee and the Company do not execute a written agreement on or before October 1, 1997 extending the Employment Period beyond the Expiration Date, and if Employee remains in the employ of the Company following the Expiration Date, such employment shall be at-will, subject to termination by either party, with or without cause, upon 90 days written notice (the "90-Day Notice") to the other party, and with the Company's sole liability to Employee following the Expiration Date to be payment of Employee's base salary and incentive compensation prorated through the termination date specified in the 90-Day Notice. Employee's employment by the Company, if any, after the expiration of the Employment Period shall be governed by all of the terms and conditions of this Agreement not inconsistent with the at-will nature of such employment.

      3.    Annual Salary and Benefits.

            3.1 Base Salary and Incentive Compensation. For all services rendered by Employee during the Employment Period, the Employee shall be entitled to be paid by the Company a base salary in the annual amount of $240,000 (the "Base Salary") and to receive such fringe benefits as may be made available by the Company to Employee, including participation in the 1995 Management Incentive Plan (the "1995 MIP"), the 1996 Management Incentive Plan (the "1996 MIP"), and any other incentive plan(s) that may be prepared and approved by the Board of Directors which are applicable generally to the Company's executives of comparable rank to Employee. Employee also shall be eligible to receive such additional compensation, contingent or otherwise, as determined solely in the discretion of the Board of Directors (or a committee of the Board of Directors to which such discretion is delegated). The Base Salary shall be payable in biweekly installments, subject to all applicable withholding and deductions.

            3.2 Stock Options. From time to time, at the Board of Directors meetings, the appropriate Board committee shall consider the adequacy of Employee's then existing stock options.
If in the Board of Directors' sole discretion, additional options are warranted, they shall be granted with terms and conditions which the Board deems appropriate and at all times consistent with the Company's then existing stock option plans. At any time that Employee wants to exercise any of his vested stock options, upon Employee's request, the Company may loan to him the amount necessary to exercise such options; provided, however, that any such loan shall not include any amount for Employee's withholding taxes, unless such exercise is in connection with a Termination Without Cause following a Change in Control, as such terms are defined in Section 7.3 below. The terms and conditions of any such loan shall be determined by the Board of Directors.

      4. Employee Handbook. The Company maintains an Employee Handbook, which the Company may revise as the Company deems necessary. Employee's employment hereunder is and will be subject to the provisions of any such Handbook maintained by the Company; however, the express provisions of this Agreement will control in the event they conflict or are inconsistent with the provisions of the Handbook.

      5.    Execution of Documents and Other Agreements.  Employee
(a) shall execute an Invention, Secrecy and Other Matters Agreement substantially in the form attached hereto as Exhibit A, (b) shall execute a Benefits Agreement substantially in the form attached hereto as Exhibit B; provided however, the express provisions of this Agreement will control in the event they conflict or are inconsistent with the provision of such Benefits Agreement, (c) shall deliver to the Company the Form I-9 prescribed by the Immigration and Naturalization Service together with the original documentation required therewith, and (d) shall execute and deliver to the Company all such documents as the Company may from time to time deem necessary or desirable to evidence, protect, enforce or defend its right, title and interest in or to any Proprietary Information, as defined in the Invention, Secrecy & Other Matters Agreement.

      6.    Termination.

            6.1 This Agreement and Employee's employment hereunder will automatically terminate upon the first to occur of the following circumstances (any such termination and any termination pursuant to Section 6.2 being referred to herein as a "Termination of Employment"):

                   (a) the failure of the parties prior to the first anniversary of the Commencement Date to extend the Employment Period pursuant to Section 2 hereof, or the expiration of any such extended Employment Period or pursuant to a 90-Day Notice; or

                   (b)   Employee's death.

            6.2 This Agreement and Employee's employment hereunder may be terminated by the Company or Employee, as the case may be, by notice to the other under the following circumstances:

                   (a)   by the Company at any time for "cause"
consisting of, as determined in the sole discretion of the Board of Directors, Employee's willful misconduct which has or could reasonably be expected to have a material adverse effect on the financial condition, results of operations, business, assets, operations, performance or prospects of the Company (a ="Material Adverse Effect"), Employee's willful violation of specific written directions from the Board of Directors of the Company, which directions are lawful and are consistent with the provisions of this Agreement, or Employee's material neglect of his duties hereunder, the commission by Employee of an act constituting common law fraud or embezzlement or a felony or criminal act (other than traffic violations), Employee's abuse of alcohol or other drugs or controlled substances or conviction of a crime involving moral turpitude, in each case which has or could be reasonably expected to have a Material Adverse Effect or impairs Employee's ability to perform his duties hereunder, Employee's material breach of this Agreement, or (vi) Employee's adjudication as a bankrupt;

                   (b) by the Company in the event that Employee has been unable to perform substantially all of his employment duties under this Agreement for a continuous period of 90 days, or can reasonably be expected to be unable to do so for such period, as the result of Employee's incapacity due to physical or mental impairment; or

                   (c)   by Employee at any time by voluntarily
resigning or retiring.

            6.3 This Agreement and Employee's employment hereunder may be terminated by the Company by notice to the Employee at any time and for any reason, or for no reason, without "cause" (any such termination being referred to herein as a "Termination Without Cause").

      7.    Effect of Termination of Employment or Termination
Without Cause.

            7.1 Termination of Employment. Upon a Termination of Employment pursuant to Section 6.1 or 6.2 hereof, neither Employee nor Employee's beneficiaries or estate shall have any further rights under this Agreement or any claims against the Company arising out of this Agreement, except the right to receive, within 30 days of the Termination of Employment, (a) that portion of the Base Salary earned but unpaid through the date of the Termination of Employment, and (b) the right to receive certain prorated amounts due under any incentive plan as described below. Employee shall have the right to exercise any vested stock option shares for a period of 90 days following the date of the Termination of Employment, in accordance with the terms of the applicable stock option agreement. With respect to any incentive plan described below, the Company shall have no obligation to pay any amount to Employee unless and until the Board of Directors of the Company shall have approved generally the funding of payout to all employees pursuant to any such incentive plan.

                   7.1.1  With respect to the 1995 MIP, in the
event of a Termination of Employment, the Company shall pay Employee any Long Term Incentive (as defined in the 1995 MIP) earned but deferred from any year prior to the year in the Termination of Employment occurs in addition to the prorata portion of such Long Term Incentive earned during the year of such Termination of Employment. However, the Company shall have no obligation to pay any portion of the Company Match element (as defined in the 1995 MIP) of the Long Term Incentive.

                   7.1.2  With respect to the 1996 MIP, in the
event of a Termination of Employment, the Company shall pay Employee (a) the EPS Incentive (as defined in the 1996 MIP) prorated through the date of the Termination of Employment, and (b) any Long Term Incentive (as defined in the 1996 MIP) earned but deferred from any year prior to the year in the Termination of Employment occurs in addition to the prorata portion of such Long Term Incentive earned during the year of such Termination of Employment. However, the Company shall have no obligation to pay any portion of the Company Match element (as defined in the 1996
MIP) of the Long Term Incentive.

                   7.1.3  With respect to any other incentive
plan(s) that may be approved by the Board of Directors during the Employment Period ("New Plans"), in the event of a Termination of Employment pursuant to Section 6.1, the Company's obligation to pay Employee any portion of such New Plans shall be consistent with the Company's obligations under the preceding Sections 7.1.1 and 7.1.2. However, with respect to a Termination of Employment pursuant to
Section 6.2, the Company shall have no obligation to pay any incentive compensation to Employee pursuant to any New Plans.


            7.2    Termination Without Cause.  Subject to Section
7.3 below, upon a Termination Without Cause (as defined in Section
6.3 above), neither Employee nor Employee's beneficiaries or estate shall have any further rights under this Agreement or any claims against the Company arising out of this Agreement, except (a) the right to receive the amounts described in Section 7.1, which amounts shall be calculated through the end of the Severance Period and (b) subject to and so long as Employee is in compliance with the terms of Sections 8, 9 and 10 hereof following the Termination Without Cause, annual severance compensation during the Severance Period equal to the annual Base Salary provided for in Section 3. The "Severance Period" for purposes of this Agreement shall mean the one-year period following the effective date of the Termination Without Cause, unless such period is extended pursuant to Section
7.3 below. All payments under this Section 7.2 shall be payable in biweekly installments as provided in Section 3 above. Employee shall have the right to exercise any vested stock option shares for a period of 90 days following the date of the Termination Without Cause, in accordance with the terms of the applicable stock option agreement.

            7.3    Termination Without Cause Following a Change in
Control.

                   7.3.1  Upon a Termination Without Cause
following a "Change in Control" as defined below, the Severance
Period shall be extended to mean the two-year period following such Termination Without Cause.

                   7.3.2 A "Change in Control" shall be defined to include either (i) acquisition of 20% or more of the outstanding common stock of the Company by a person, or group of related persons (as defined by Securities and Exchange Commission Rule 13d-3), that is not affiliated with the Company as of the date hereof, or (ii) the sale by the Company of more than 50% of the Company's assets not in the ordinary course of business, or (iii) the failure by the Board of Directors to determine a "Qualified Offer" as that term is defined in Section 1 (a) of that certain Rights Agreement dated as of September 8, 1989 between the Company and the American Stock Transfer & Trust Company.

                   7.3.3 All payments under this Section 7.3 shall be payable in biweekly installments as provided in Section 3 above; provided, however, that Employee shall have the option to receive such payments due under this Section 7.3 in a lump sum.

                   7.3.4  In the event of a Change in Control,
Employee's vesting in all grants of stock option shares, all incentive plans and all other benefits as provided in the Benefits Agreement shall be accelerated and shall be fully vested to the date of such Change in Control. If a Change in Control results in the involuntary or voluntary termination of Employee, (a) such vested options shall be exercisable by Employee at any time during the Severance Period and for 90 days thereafter and (b) Company shall pay to Employee all amounts due under any and all components of any incentive plan applicable to Employee, including the EPS Incentive, Long Term Incentive and Company Match components, without any proration, through the end of the Severance Period. At any time that Employee wants to exercise any of his vested stock options in connection with a Termination Without Cause following a Change in Control, upon Employee's request, the Company shall loan to him the amount necessary to exercise such options, including an amount equal to Employee's withholding taxes payable in connection with such exercise. Such loan shall be for a period of three years with interest charged at the prime rate as determined by the First National Bank of Chicago at the time of such loan.

            7.4 Employee's obligations under Sections 8, 9 and 10 of this Agreement shall survive the expiration or termination hereof; provided, however, that in the event of a Change in Control, Employee has no obligation to comply with such sections following the date of such Change in Control.

      8. Agreement Not to Solicit Employees. Employee agrees that, prior to a Termination of Employment and during the Noncompetition Period referred to in Section 10.1 below, Employee shall not solicit or otherwise attempt, directly or indirectly, to entice the Company's other employees to leave the Company or its affiliates or breach any agreement they have with the Company or its affiliates.

      9. Proprietary Information. Employee hereby agrees to be bound by the terms of the Invention, Secrecy & Other Matters
Agreement to be executed by Employee substantially in the form attached hereto as Exhibit A, specifically including the obligations contained in Section 3 thereof regarding the nondisclosure of proprietary information.

      10.   Noncompetition.

            10.1 Employee agrees that, prior to a Termination of Employment and for the one-year period following Termination of Employment (the "Noncompetition Period"), Employee shall not engage or participate in any state of the United States, directly or indirectly, either as an owner, partner, director, trustee, officer, employee, consultant, advisor or in any other individual or representative capacity, in any activity which is the same as, similar to or competitive in any manner whatsoever with the business of the Company, its subsidiaries or affiliates (herein, a "Competing Activity") and will not have any investment in a business which is engaged in a Competing Activity other than an ownership interest of less than five percent (5%) of any company whose securities are listed on the New York Stock Exchange, the American Stock Exchange or the Nasdaq National Market. Employee agrees that, in the event the Severance Period is extended by the Company as permitted in Section 7.2, the Noncompetition Period shall thereupon automatically be extended to coincide with the extended Severance Period.

             10.2 Employee acknowledges and agrees that the breadth of the territorial restriction in Section 10.1 is reasonable and necessary to protect the Company, its subsidiaries and affiliates because, among other things, the Company, its subsidiaries and affiliates conduct or propose to conduct business throughout the United States, such business could be located in any jurisdiction in the United States and any lesser restriction would unfairly infringe upon the conduct of such business.

             10.3 Employee understands that the foregoing restrictions may limit his ability to earn a livelihood in a business similar to the respective business of the Company, its subsidiaries and affiliates, but he nevertheless believes that he has received and will receive sufficient consideration hereunder and otherwise as an employee of the Company to justify such restrictions which, in any event, given his education, abilities and skills, Employee does not believe would prevent him from earning a living.

      11. Assignment. This Agreement shall inure to the benefit of and shall be binding upon the Company, its successors and assigns. The obligations and duties of Employee hereunder are personal and not assignable, whether voluntarily or involuntarily or by operation of law or otherwise.

      12. Entire Agreement. This Agreement contains the entire agreement of the Company and Employee relating to the subject matter hereof, and it replaces and supersedes any and all prior agreements between the parties relating to the same subject matter, including without limitation, any prior employment agreement between Employee and the Company. In connection therewith, by execution of this Agreement, Employee hereby terminates in its entirety as of the Commencement Date any such prior agreement which shall thereafter cease to have any force or effect.

      13. Waiver; Amendment. No provision hereof may be waived except by a written agreement signed by the waiving party. The waiver of any term or condition of this Agreement shall not be deemed to constitute a waiver of any other term or condition hereof. This Agreement may be amended only by a subsequent writing signed by the party or parties to be bound thereby.

      14. Remedies. All remedies hereunder are cumulative, are in addition to any other remedies provided for by law and may, to the extent permitted by law, be exercised concurrently or separately, and the exercise of any one remedy shall not be deemed to be an election of such remedy or to preclude the exercise of any other remedy. Employee acknowledges that in the event of any breach of Employee's covenants contained in Section 8, 9 or 10, the Company shall be entitled to immediate relief enjoining such violations in any court or before any judicial body having jurisdiction over such claim.

      15. Severability. In the event that any provision of this Agreement would be held in any jurisdiction to be invalid, prohibited or unenforceable for any reason, such provision, as to such jurisdiction, shall be ineffective, without invalidating the remaining provisions of this Agreement in such jurisdiction or any other jurisdiction. Notwithstanding the foregoing, if such provision could be more narrowly drawn so as not to be invalid, prohibited or unenforceable in such jurisdiction, it shall, as to such jurisdiction, be so narrowly drawn, without affecting the validity or enforceability of such provision in any other jurisdiction.

      16. Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original and all of which, taken together, shall constitute one and the same instrument.

      17. Headings. The headings of the sections of this Agreement have been inserted for convenience of reference only and shall not be deemed to be a part of this Agreement.

      18. Attorneys' Fees. In the event that any party hereto brings an action or proceeding for a declaration of the rights of the parties under this Agreement, for injunctive relief, for an alleged breach or default of, or any other action arising out of this Agreement or the transactions contemplated hereby, or in the event any party is in default of its obligations pursuant hereto, the prevailing party in any such action or proceeding shall be entitled to reasonable attorneys' fees, in addition to any costs incurred and in addition to any other damages or relief awarded.

      19. Governing Law. This Agreement shall be governed by, and construed and enforced in accordance with, the laws of the State of California applicable to agreements made and to be wholly performed within such state.

      20. Arbitration. In the event (a) Employee disagrees with a Company decision involving Employee's compensation, position or other personal employment condition or (b) there is a dispute arising out of the separation of Employee from employment by the Company, then Employee and the Company shall first try to resolve such disagreement or dispute pursuant to the problem solving procedure in the Employee Handbook. If such disagreement or dispute is not resolved by such procedure, then it shall be resolved by binding arbitration, at the request of either party, in accordance with the rules of the American Arbitration Association. The arbitrator shall have the power to award only actual direct compensatory damages which excludes punitive damages and the parties waive the right to recover punitive damages. The arbitrator shall prepare in writing and provide to the parties an award including factual findings and the reasons on which the decision is based. The arbitrator shall not have the power to commit errors of law or legal reasoning, and the award may be vacated or corrected by judicial review for any such error.

      IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the day and year first above written.

                          SYNCOR INTERNATIONAL CORPORATION,
                          a Delaware corporation


                           /S/ HAIG BAGERDJIAN
                       By:_______________________________
                          HAIG BAGERDJIAN
                          Senior Vice President
                          Business Development and General Counsel


EMPLOYEE


/S/ MONTY FU
____________________________
MONTY FU

                            EMPLOYMENT AGREEMENT


      This Employment Agreement (this "Agreement") is made and entered into as of this 1st day of January, 1997, by and between Syncor International Corporation, a Delaware corporation (the
"Company"), and Robert G. Funari ("Employee").

      1. Employment. The Company agrees to employ Employee, and Employee agrees to be employed by the Company, during the Employment Period (as hereinafter defined) to perform his duties as President and Chief Executive Officer of the Company or such other or additional duties as determined from time to time by the Board of Directors of the Company or its designee. If Employee is elected or appointed to an office with any of the Company's other subsidiaries or affiliates during the Employment Period, Employee shall serve in such capacity or capacities without additional compensation. Employee agrees to perform such duties faithfully and to the best of his ability, to devote his full working time and efforts to the performance of such duties and not to accept any other gainful employment without the prior written consent of the Board of Directors.

      2. Employment Period; Extension. The "Employment Period," as used herein, means the period beginning on the date initially set forth above (the "Commencement Date") and ending on the first anniversary thereof (the "Expiration Date"). On or after June 1, 1997, the Company will negotiate with Employee regarding an extension of the Employment Period beyond the Expiration Date.
Such negotiations shall conclude on or before October 1, 1997. Any extension of this Agreement beyond the Expiration Date shall be subject to the mutual written agreement of Employee and the Company
with respect to the terms thereof.   Neither the Company nor
Employee shall have any obligation to extend the Employment Period. If Employee and the Company do not execute a written agreement on or before October 1, 1997 extending the Employment Period beyond the Expiration Date, and if Employee remains in the employ of the Company following the Expiration Date, such employment shall be at-will, subject to termination by either party, with or without cause, upon 90 days written notice (the "90-Day Notice") to the other party, and with the Company's sole liability to Employee following the Expiration Date to be payment of Employee's base salary and incentive compensation prorated through the termination date specified in the 90-Day Notice. Employee's employment by the Company, if any, after the expiration of the Employment Period shall be governed by all of the terms and conditions of this Agreement not inconsistent with the at-will nature of such employment.

      3.    Annual Salary and Benefits.

            3.1 Base Salary and Incentive Compensation. For all services rendered by Employee during the Employment Period, the Employee shall be entitled to be paid by the Company a base salary in the annual amount of $240,000 (the "Base Salary") and to receive such fringe benefits as may be made available by the Company to Employee, including participation in the 1995 Management Incentive Plan (the "1995 MIP"), the 1996 Management Incentive Plan (the "1996 MIP"), and any other incentive plan(s) that may be prepared and approved by the Board of Directors which are applicable generally to the Company's executives of comparable rank to Employee. Employee also shall be eligible to receive such additional compensation, contingent or otherwise, as determined solely in the discretion of the Board of Directors (or a committee of the Board of Directors to which such discretion is delegated). The Base Salary shall be payable in biweekly installments, subject to all applicable withholding and deductions.

            3.2 Stock Options. From time to time, at the Board of Directors meetings, the appropriate Board committee shall consider the adequacy of Employee's then existing stock options.
If in the Board of Directors' sole discretion, additional options are warranted, they shall be granted with terms and conditions which the Board deems appropriate and at all times consistent with the Company's then existing stock option plans. At any time that Employee wants to exercise any of his vested stock options, upon Employee's request, the Company may loan to him the amount necessary to exercise such options; provided, however, that any such loan shall not include any amount for Employee's withholding taxes, unless such exercise is in connection with a Termination Without Cause following a Change in Control, as such terms are defined in Section 7.3 below. The terms and conditions of any such loan shall be determined by the Board of Directors.

      4. Employee Handbook. The Company maintains an Employee Handbook, which the Company may revise as the Company deems necessary. Employee's employment hereunder is and will be subject to the provisions of any such Handbook maintained by the Company; however, the express provisions of this Agreement will control in the event they conflict or are inconsistent with the provisions of the Handbook.

      5.    Execution of Documents and Other Agreements.  Employee
(a) shall execute an Invention, Secrecy and Other Matters Agreement substantially in the form attached hereto as Exhibit A, (b) shall execute a Benefits Agreement substantially in the form attached hereto as Exhibit B; provided however, the express provisions of this Agreement will control in the event they conflict or are inconsistent with the provision of such Benefits Agreement, (c) shall deliver to the Company the Form I-9 prescribed by the Immigration and Naturalization Service together with the original documentation required therewith, and (d) shall execute and deliver to the Company all such documents as the Company may from time to time deem necessary or desirable to evidence, protect, enforce or defend its right, title and interest in or to any Proprietary Information, as defined in the Invention, Secrecy & Other Matters Agreement.

      6.    Termination.

            6.1 This Agreement and Employee's employment hereunder will automatically terminate upon the first to occur of the following circumstances (any such termination and any termination pursuant to Section 6.2 being referred to herein as a "Termination of Employment"):

                   (a) the failure of the parties prior to the first anniversary of the Commencement Date to extend the Employment Period pursuant to Section 2 hereof, or the expiration of any such extended Employment Period or pursuant to a 90-Day Notice; or

                   (b)   Employee's death.

            6.2 This Agreement and Employee's employment hereunder may be terminated by the Company or Employee, as the case may be, by notice to the other under the following circumstances:

                   (a)   by the Company at any time for "cause"
consisting of, as determined in the sole discretion of the Board of Directors, Employee's willful misconduct which has or could reasonably be expected to have a material adverse effect on the financial condition, results of operations, business, assets, operations, performance or prospects of the Company (a "Material Adverse Effect"), Employee's willful violation of specific written directions from the Board of Directors of the Company, which directions are lawful and are consistent with the provisions of this Agreement, or Employee's material neglect of his duties hereunder, the commission by Employee of an act constituting common law fraud or embezzlement or a felony or criminal act (other than traffic violations), Employee's abuse of alcohol or other drugs or controlled substances or conviction of a crime involving moral turpitude, in each case which has or could be reasonably expected to have a Material Adverse Effect or impairs Employee's ability to perform his duties hereunder, Employee's material breach of this Agreement, or (vi) Employee's adjudication as a bankrupt;

                   (b) by the Company in the event that Employee has been unable to perform substantially all of his employment duties under this Agreement for a continuous period of 90 days, or can reasonably be expected to be unable to do so for such period, as the result of Employee's incapacity due to physical or mental impairment; or

                   (c)   by Employee at any time by voluntarily
resigning or retiring.

            6.3 This Agreement and Employee's employment hereunder may be terminated by the Company by notice to the Employee at any time and for any reason, or for no reason, without "cause" (any such termination being referred to herein as a "Termination Without Cause").

      7.    Effect of Termination of Employment or Termination
Without Cause.

            7.1 Termination of Employment. Upon a Termination of Employment pursuant to Section 6.1 or 6.2 hereof, neither Employee nor Employee's beneficiaries or estate shall have any further rights under this Agreement or any claims against the Company arising out of this Agreement, except the right to receive, within 30 days of the Termination of Employment, (a) that portion of the Base Salary earned but unpaid through the date of the Termination of Employment, and (b) the right to receive certain prorated amounts due under any incentive plan as described below. Employee shall have the right to exercise any vested stock option shares for a period of 90 days following the date of the Termination of Employment, in accordance with the terms of the applicable stock option agreement. With respect to any incentive plan described below, the Company shall have no obligation to pay any amount to Employee unless and until the Board of Directors of the Company shall have approved generally the funding of payout to all employees pursuant to any such incentive plan.

                   7.1.1   With respect to the 1995 MIP, in the
event of a Termination of Employment, the Company shall pay Employee any Long Term Incentive (as defined in the 1995 MIP) earned but deferred from any year prior to the year in the Termination of Employment occurs in addition to the prorata portion of such Long Term Incentive earned during the year of such Termination of Employment. However, the Company shall have no obligation to pay any portion of the Company Match element (as defined in the 1995 MIP) of the Long Term Incentive.

                   7.1.2   With respect to the 1996 MIP, in the
event of a Termination of Employment, the Company shall pay Employee (a) the EPS Incentive (as defined in the 1996 MIP) prorated through the date of the Termination of Employment, and (b) any Long Term Incentive (as defined in the 1996 MIP) earned but deferred from any year prior to the year in the Termination of Employment occurs in addition to the prorata portion of such Long Term Incentive earned during the year of such Termination of Employment. However, the Company shall have no obligation to pay any portion of the Company Match element (as defined in the 1996
MIP) of the Long Term Incentive.

                   7.1.3   With respect to any other incentive
plan(s) that may be approved by the Board of Directors during the Employment Period ("New Plans"), in the event of a Termination of Employment pursuant to Section 6.1, the Company's obligation to pay Employee any portion of such New Plans shall be consistent with the Company's obligations under the preceding Sections 7.1.1 and 7.1.2. However, with respect to a Termination of Employment pursuant to Section 6.2, the Company shall have no obligation to pay any incentive compensation to Employee pursuant to any New Plans.

            7.2    Termination Without Cause.  Subject to Section
7.3 below, upon a Termination Without Cause (as defined in Section
6.3 above), neither Employee nor Employee's beneficiaries or estate shall have any further rights under this Agreement or any claims against the Company arising out of this Agreement, except (a) the right to receive the amounts described in Section 7.1, which amounts shall be calculated through the end of the Severance Period and (b) subject to and so long as Employee is in compliance with the terms of Sections 8, 9 and 10 hereof following the Termination Without Cause, annual severance compensation during the Severance Period equal to the annual Base Salary provided for in Section 3. The "Severance Period" for purposes of this Agreement shall mean the one-year period following the effective date of the Termination Without Cause, unless such period is extended pursuant to Section
7.3 below. All payments under this Section 7.2 shall be payable in biweekly installments as provided in Section 3 above. Employee shall have the right to exercise any vested stock option shares for a period of 90 days following the date of the Termination Without Cause, in accordance with the terms of the applicable stock option agreement.

            7.3    Termination Without Cause Following a Change in
Control.

                   7.3.1   Upon a Termination Without Cause
following a "Change in Control" as defined below,  the Severance
Period shall be extended to mean the two-year period following such Termination Without Cause.

                   7.3.2 A "Change in Control" shall be defined to include either (i) acquisition of 20% or more of the outstanding common stock of the Company by a person, or group of related persons (as defined by Securities and Exchange Commission Rule 13d-3), that is not affiliated with the Company as of the date hereof, or (ii) the sale by the Company of more than 50% of the Company's assets not in the ordinary course of business, or (iii) the failure by the Board of Directors to determine a "Qualified Offer" as that term is defined in Section 1 (a) of that certain Rights Agreement dated as of September 8, 1989 between the Company and the American Stock Transfer & Trust Company.

                   7.3.3   All payments under this Section 7.3
shall be payable in biweekly installments as provided in Section 3 above; provided, however, that Employee shall have the option to receive such payments due under this Section 7.3 in a lump sum.

                   7.3.4   In the event of a Change in Control,
Employee's vesting in all grants of stock option shares, all incentive plans and all other benefits as provided in the Benefits Agreement shall be accelerated and shall be fully vested to the date of such Change in Control. If a Change in Control results in the involuntary or voluntary termination of Employee, (a) such vested options shall be exercisable by Employee at any time during the Severance Period and for 90 days thereafter and (b) Company shall pay to Employee all amounts due under any and all components of any incentive plan applicable to Employee, including the EPS Incentive, Long Term Incentive and Company Match components, without any proration, through the end of the Severance Period. At any time that Employee wants to exercise any of his vested stock options in connection with a Termination Without Cause following a Change in Control, upon Employee's request, the Company shall loan to him the amount necessary to exercise such options, including an amount equal to Employee's withholding taxes payable in connection with such exercise. Such loan shall be for a period of three years with interest charged at the prime rate as determined by the First National Bank of Chicago at the time of such loan.

            7.4 Employee's obligations under Sections 8, 9 and 10 of this Agreement shall survive the expiration or termination hereof; provided, however, that in the event of a Change in Control, Employee has no obligation to comply with such sections following the date of such Change in Control.

      8. Agreement Not to Solicit Employees. Employee agrees that, prior to a Termination of Employment and during the Noncompetition Period referred to in Section 10.1 below, Employee shall not solicit or otherwise attempt, directly or indirectly, to entice the Company's other employees to leave the Company or its affiliates or breach any agreement they have with the Company or its affiliates.

      9. Proprietary Information. Employee hereby agrees to be bound by the terms of the Invention, Secrecy & Other Matters
Agreement to be executed by Employee substantially in the form attached hereto as Exhibit A, specifically including the obligations contained in Section 3 thereof regarding the nondisclosure of proprietary information.

      10.   Noncompetition.

            10.1 Employee agrees that, prior to a Termination of Employment and for the one-year period following Termination of Employment (the "Noncompetition Period"), Employee shall not engage or participate in any state of the United States, directly or indirectly, either as an owner, partner, director, trustee, officer, employee, consultant, advisor or in any other individual or representative capacity, in any activity which is the same as, similar to or competitive in any manner whatsoever with the business of the Company, its subsidiaries or affiliates (herein, a "Competing Activity") and will not have any investment in a business which is engaged in a Competing Activity other than an ownership interest of less than five percent (5%) of any company whose securities are listed on the New York Stock Exchange, the American Stock Exchange or the Nasdaq National Market. Employee agrees that, in the event the Severance Period is extended by the Company as permitted in Section 7.2, the Noncompetition Period shall thereupon automatically be extended to coincide with the extended Severance Period.

            10.2 Employee acknowledges and agrees that the breadth of the territorial restriction in Section 10.1 is reasonable and necessary to protect the Company, its subsidiaries and affiliates because, among other things, the Company, its subsidiaries and affiliates conduct or propose to conduct business throughout the United States, such business could be located in any jurisdiction in the United States and any lesser restriction would unfairly infringe upon the conduct of such business.

            10.3 Employee understands that the foregoing restrictions may limit his ability to earn a livelihood in a business similar to the respective business of the Company, its subsidiaries and affiliates, but he nevertheless believes that he has received and will receive sufficient consideration hereunder and otherwise as an employee of the Company to justify such restrictions which, in any event, given his education, abilities and skills, Employee does not believe would prevent him from earning a living.

      11. Assignment. This Agreement shall inure to the benefit of and shall be binding upon the Company, its successors and assigns. The obligations and duties of Employee hereunder are personal and not assignable, whether voluntarily or involuntarily or by operation of law or otherwise.

      12. Entire Agreement. This Agreement contains the entire agreement of the Company and Employee relating to the subject matter hereof, and it replaces and supersedes any and all prior agreements between the parties relating to the same subject matter, including without limitation, any prior employment agreement between Employee and the Company. In connection therewith, by execution of this Agreement, Employee hereby terminates in its entirety as of the Commencement Date any such prior agreement which shall thereafter cease to have any force or effect.

      13. Waiver; Amendment. No provision hereof may be waived except by a written agreement signed by the waiving party. The waiver of any term or condition of this Agreement shall not be deemed to constitute a waiver of any other term or condition hereof. This Agreement may be amended only by a subsequent writing signed by the party or parties to be bound thereby.

      14. Remedies. All remedies hereunder are cumulative, are in addition to any other remedies provided for by law and may, to the extent permitted by law, be exercised concurrently or separately, and the exercise of any one remedy shall not be deemed to be an election of such remedy or to preclude the exercise of any other remedy. Employee acknowledges that in the event of any breach of Employee's covenants contained in Section 8, 9 or 10, the Company shall be entitled to immediate relief enjoining such violations in any court or before any judicial body having jurisdiction over such claim.

      15. Severability. In the event that any provision of this Agreement would be held in any jurisdiction to be invalid, prohibited or unenforceable for any reason, such provision, as to such jurisdiction, shall be ineffective, without invalidating the remaining provisions of this Agreement in such jurisdiction or any other jurisdiction. Notwithstanding the foregoing, if such provision could be more narrowly drawn so as not to be invalid, prohibited or unenforceable in such jurisdiction, it shall, as to such jurisdiction, be so narrowly drawn, without affecting the validity or enforceability of such provision in any other jurisdiction.

      16. Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original and all of which, taken together, shall constitute one and the same instrument.

      17. Headings. The headings of the sections of this Agreement have been inserted for convenience of reference only and shall not be deemed to be a part of this Agreement.

      18. Attorneys' Fees. In the event that any party hereto brings an action or proceeding for a declaration of the rights of the parties under this Agreement, for injunctive relief, for an alleged breach or default of, or any other action arising out of this Agreement or the transactions contemplated hereby, or in the event any party is in default of its obligations pursuant hereto, the prevailing party in any such action or proceeding shall be entitled to reasonable attorneys' fees, in addition to any costs incurred and in addition to any other damages or relief awarded.

      19. Governing Law. This Agreement shall be governed by, and construed and enforced in accordance with, the laws of the State of California applicable to agreements made and to be wholly performed within such state.

      20. Arbitration. In the event (a) Employee disagrees with a Company decision involving Employee's compensation, position or other personal employment condition or (b) there is a dispute arising out of the separation of Employee from employment by the Company, then Employee and the Company shall first try to resolve such disagreement or dispute pursuant to the problem solving procedure in the Employee Handbook. If such disagreement or dispute is not resolved by such procedure, then it shall be resolved by binding arbitration, at the request of either party, in accordance with the rules of the American Arbitration Association. The arbitrator shall have the power to award only actual direct compensatory damages which excludes punitive damages and the parties waive the right to recover punitive damages. The arbitrator shall prepare in writing and provide to the parties an award including factual findings and the reasons on which the decision is based. The arbitrator shall not have the power to commit errors of law or legal reasoning, and the award may be vacated or corrected by judicial review for any such error.

      IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the day and year first above written.


                            SYNCOR INTERNATIONAL CORPORATION,
                            a Delaware corporation


                            /S/ HAIG BAGERDJIAN
                        By:_________________________________
                           HAIG BAGERDJIAN
                           Senior Vice President
                           Business Development and General Counsel


EMPLOYEE


/S/ ROBERT G. FUNARI
________________________
ROBERT G. FUNARI