Form 10-Q
period 1997-06-30
SYNCOR INTERNATIONAL CORP /DE/
filed 1997-08-15
CIK 202763

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




FOR QUARTER ENDED JUNE 30, 1997               COMMISSION FILE NUMBER 0-8640



                      SYNCOR INTERNATIONAL CORPORATION
           (Exact name of registrant as specified in its charter)


          DELAWARE                                       85-0229124
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


6464 CANOGA AVENUE, WOODLAND HILLS, CALIFORNIA             91367
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

                                YES  X   NO
                                    ___     ___


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 30, 1997, 9,764,079 shares of $.05 par value common stock were outstanding.

===========================================
===========================================


               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                    INDEX
                                    _____

                                                                        PAGE
                                                                        ____

Part I.    Financial Information

  Item 1.  Consolidated Condensed Financial Statements

           Balance Sheets as of
             June  30, 1997 and December 31, 1996..........................2

           Statements of Income for three months
             ended June 30, 1997 and 1996..................................3

         Statements of Income for six months
             ended June 30, 1997 and 1996..................................4

           Statements of Cash Flows for six months
             ended June 30, 1997 and 1996..................................5

           Notes to Consolidated Condensed Financial Statements............6

  Item 2.  Management's Discussion and Analysis of Financial Condition.....7


Part II.   Other Information...............................................9

SIGNATURE.................................................................11

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                     (in thousands, except per share data)

                                                       June 30,    December 31,
                                                         1997          1996
                                                     ___________   _____________
                                                     (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                          18,339         25,214
     Short-term investments                              2,515          1,258
     Accounts receivable, net                           58,085         51,964
     Inventory                                           6,584          7,827
     Net assets of discontinued operations                   -          1,198
     Prepaids and other current assets                   5,200          5,519
                                                       _______        _______

         Total current assets                           90,723         92,980

Marketable investment securities                         1,235          1,239
Property and equipment, net                             22,824         21,532
Excess of purchase price over net assets
     acquired, net                                      14,641         14,207
Other assets                                            25,569         15,605
                                                       _______        _______

                                                      $154,992       $145,563
                                                      ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                 $ 36,991      $ 38,851
     Accrued liabilities                                 4,867         3,249
     Accrued wages and related costs                    11,755        10,757
     Federal and state taxes payable                     1,133         2,284
     Current maturities of long-term debt                2,770         2,324
                                                     _________      ________

         Total current liabilities                      57,516        57,465

Long-term debt, net of current maturities               12,967         7,595
Deferred compensation                                    1,971         1,971

Stockholders' equity:
     Common stock, $.05 par value                          567           567
     Additional paid-in capital                         53,148        53,072
     Unrealized loss on investments                        (32)          (27)
     Employee stock ownership loan guarantee            (4,021)       (4,544)
     Foreign currency translation adjustment               (91)         (157)
     Retained earnings                                  47,880        40,234
     Treasury stock, at cost; 1,586 shares at
         June 30, 1997 and 1,126 shares at
         December 31, 1996                             (14,913)      (10,613)
                                                       ________      ________

         Net stockholders' equity                       82,538        78,532
                                                       ========      ========

                                                      $154,992      $145,563
                                                      =========     =========

         See notes to consolidated condensed financial statements.
              SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 Consolidated Condensed Statements of Income
                    (in thousands, except per share data)



                                                    Three Months Ended June 30,
                                                    ___________________________
                                                          1997         1996
                                                         ______       ______
                                                             (Unaudited)

NET SALES                                               $98,187       $93,296

Cost of sales                                            74,333        71,547
                                                        _______       _______

     Gross profit                                        23,854        21,749

Operating, selling and administrative expenses           18,869        17,654
                                                        _______       _______

     Operating income                                     4,985         4,095

Other income, net                                           409           317
                                                        _______       _______

Income before taxes                                       5,394         4,412

Provision for income taxes                                2,157         1,765
                                                        _______       _______

Income from continuing operations                         3,237         2,647

Discontinued operations, net of taxes                     1,063         (343)
                                                        _______       _______

Net income                                              $ 4,300      $ 2,304
                                                        =======      ========

Net income per share - Primary                             $.44        $ .22
                                                        =======       =======

Weighted average shares outstanding - Primary             9,870       10,637
                                                        =======       =======


Net income per share - Fully Diluted                      $ .43        $ .22
                                                        =======       =======

Weighted average shares outstanding - Fully Diluted       9,964       10,796
                                                        =======       =======



See notes to consolidated condensed financial statements.

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  Consolidated Condensed Statements of Income
                     (in thousands, except per share data)


                                                      Six Months Ended June 30,
                                                      _________________________
                                                          1997         1996
                                                         ______       ______
                                                             (Unaudited)

Net sales                                               $191,271     $185,317

Cost of sales                                            147,301      143,348
                                                        ________     ________

     Gross profit                                         43,970       41,969

Operating, selling and administrative expenses            36,139       35,562
                                                        ________     ________

     Operating income                                      7,831        6,407

Other income, net                                          3,140        1,048
                                                        ________     ________

Income before taxes                                       10,971        7,455

Provision for income taxes                                 4,388        2,982
                                                        ________     ________

Income from continuing operations                          6,583        4,473

Discontinued operations, net of taxes                      1,063         (463)
                                                        ________     ________

Net income                                               $ 7,646      $ 4,010
                                                        ========     ========

Net income per share - Primary                             $ .76        $ .38
                                                        ========     ========

Weighted average shares outstanding - Primary             10,107       10,495
                                                        ========     ========


Net income per share - Fully Diluted                       $ .75        $ .37
                                                        ========     ========

Weighted average shares outstanding - Fully Diluted       10,135       10,849
                                                        ========     ========



See notes to consolidated condensed financial statements.

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows
                                (in thousands)


                                                     Six Months Ended June 30,
                                                     _________________________
                                                           1997       1996
                                                          ______     ______
                                                             (Unaudited)

Cash flows from operating activities:

Net income                                                $ 7,646     $4,010
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                          4,609      5,477
     Amortization of ESSOP loan guarantee                     523        712
     Decrease (increase) in:
         Accounts receivables, net                         (6,121)    (2,227)
         Inventory                                          1,243       (207)
         Net assets of discontinued operations              1,198          -
              Other current assets                            319     (1,879)
         Increase (decrease) in:
         Accounts payable                                  (1,860)       504
         Accrued liabilities                                1,618        755
         Accrued wages and related costs                      998      1,643
         Federal and state taxes payable                   (1,151)     1,844
         Foreign currency translation adjustment               66         27
                                                           _______   _______

     Net cash provided by operating activities              9,088     10,659
                                                           _______   _______


Cash flows from investing and financing activities:

     Purchase of property and equipment, net              (4,978)     (5,776)
     (Increase) decrease in short-term investments        (1,257)        372
     Decrease in long-term investments                         4           -
     (Increase) in other non-current assets              (11,321)     (2,147)
     Net proceeds from (repayment of) short-term debt        446          69
         Net proceeds from (repayment of) long-term debt   5,372       1,448
     Issuance of common stock                                 76          76
     Reacquisition of common stock for treasury           (4,300)     (3,526)
     Unrealized (loss) on investments                         (5)         (2)
                                                         ________    ________
     Net cash used in investing and financing activities (15,963)     (9,486)
                                                         ________    ________

     Net increase (decrease) in cash and cash equivalents (6,875)      1,173
     Cash and cash equivalents at beginning of period     25,214      23,022
                                                         ________    ________

     Cash and cash equivalents at end of period          $18,339     $24,195
                                                         ========    ========


See notes to consolidated condensed financial statements.

                 SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Condensed Financial Statements


1. GENERAL. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q.
         Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report and Form 10-K for the period ended December 31, 1996.

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

4. TREASURY STOCK: During the second quarter of 1997, the Company purchased 189,600 shares of its common stock in the open market at an average price of $8.82 per share. For the six months ended June 30, 1997, the Company has purchased 459,600 shares of its common stock in the open market at an average price of $9.35 per share. These shares were classified as "treasury stock at cost," on the accompanying balance sheet.

                SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations



NET SALES

Consolidated net sales for the second quarter of 1997 increased 5.2 percent or $4.9 million to $98.2 million versus $93.3 million for the second quarter of 1996. For the six months ended June 30, 1997, net sales increased 3.2 percent or $6.0 million to $191.3 million compared to $185.3 million for the same period in 1996.

There were three major factors which affected sales results during the first six months of 1997. First, the market for cardiology products continues to grow. Cardiolite(R), a proprietary heart imaging agent which the Company has preferential distribution rights to, increased approximately 22 percent for the second quarter of 1997 when compared to the same period in 1996. However, this growth has come at the expense of thallium, a lower priced generic heart imaging agent.
Sales of thallium, the former cardiac agent of choice, declined by 11 percent in the second quarter of 1997 when compared to the comparable period in 1996. In addition, the cardiac stress agent, IV Persantine, which was a proprietary product, is now generic. While volumes have remained relatively high for I.V. Persantine, the Company experienced a significant price decline for this product.  When taken together, the net change for these three major cardiology products amounted to a net increase of 5.1 percent for the second quarter of 1997. The outlook for sales performance for thallium and IV Persantine are not expected to change significantly. However, the Food and Drug Administration ("FDA") recently approved an additional indication for Cardiolite(R) (breast imaging). Due to the newness of the approval, the Company is not providing guidance as to the sales performance for this product, other than to indicate it expects increased sales as a result
of this product in the second half of 1997.   Also, the Company
anticipates that the market introduction of two new oncology products in the second half of 1997, Verluma and Quadramet, will positively impact sales.

Secondly, the Company made a number of pharmacy acquisitions during 1995. These acquisitions added to the sales gains in 1996, however, there were no significant acquisitions in 1996. Therefore, the year-to-year growth in sales normally attributed to pharmacy store expansion does not exist in 1997.

Thirdly, the Company continues to experience a decline in its "bulk" radiopharmaceutical business, as it converts those customers to "unit dose" and competition increases among the manufacturers of radiopharmaceuticals for this business.

Sales for the second quarter ended June 30, 1997 were also negatively affected as a result of a temporary interruption in the supply of molybdenum, the parent isotope of technetium. The entire nuclear medicine community experienced this interruption due to a labor dispute by one of North America's major supplier of molybdenum. This interruption in the supply of molybdenum impacted the Company's sales for the second quarter of 1997 by an estimated $1.4 million and $.5 million in pharmacy profit. The estimated impact on net income was in the range of $.2 million to $.3 million or earnings per share of approximately $.03 per share.

In the first quarter of 1997, the Company announced it had lost a competitive bid to supply products to a large hospital buying group to a competitor. The annual value of the contract with members of this buying group is estimated to be in the range of $60 million to $65 million. The Company believes that it will continue to service many of the existing members. It is difficult to quantify the financial impact that the loss of this contract will have on Syncor. The Company estimated that the potential negative impact in 1997 could be in the range of $5 million to $10 million for revenue and $1 million to $2 million for pre-tax profits. The Company has initiated actions to minimize any potential negative impact on its near-term financial results by continuing to provide service to those members who value the broad scope of services that Syncor provides.


GROSS PROFIT

Gross profit for the second quarter of 1997 increased $2.1 million to $23.9 million, and as a percentage of net sales to 24.3 percent, compared to 23.3 percent of net sales or $21.7 million for the comparable quarter in 1996. For the six months ended June 30, 1997, gross profit increased $2.0 million to $44.0 million and as a percentage of net sales to 23 percent, compared to 22.6 percent of net sales or $42 million for the comparable period in 1996.

The gross margin percentage in the second quarter of 1997 was affected by two factors. First, the Company announced in July 1997, that it had re-negotiated its long-term material supply agreement with one of its major suppliers. The improved gross margin is due in part to this transaction and due in part to a product mix shift in the cardiology business. Secondly, some of the material expense savings were partially offset by labor expense associated with bonus accrual expenses that were made at a higher rate in 1997 versus 1996 to make up for a lower accrual during the first quarter of 1997.


OPERATING, SELLING AND ADMINISTRATIVE EXPENSES

Operating, selling and administrative expenses increased by 6.9 percent for the second quarter of 1997 or $1.2 million to $18.9 million, and as a percentage of sales increased to 19.2 percent from
18.9 percent for the same period in 1996. For the six months ended June 30, 1997, operating, selling and administrative expenses increased by 1.6 percent or $.6 million to $36.1 million, or 18.9 percent of sales, compared to $35.6 million or 19.2 percent of sales for the same period in 1996.

The increase in operating, selling and administrative expenses for the second quarter of 1997 is the result of increased labor costs associated with accruing bonus expense at a greater rate in 1997 versus the same period in 1996. As previously indicated in the first quarter 1997 10Q, the Company stated it may accrue bonus expense at a higher rate later in the year if the earnings continue to remain strong throughout the balance of the current year. During the second quarter of 1997, the Company also experienced higher costs associated with its Core Business Improvement Program, and certain other costs associated with improving operations of the core business.

The Company is making significant investments in new business opportunities which are aimed at increasing its long-term competitiveness. These opportunities include, continued domestic and international expansion, the re-engineering of critical business practices and associated information systems, backward integration into the manufacturing of certain radiopharmaceuticals and the investment in a new imaging business. The Company expects to continue the increased level of expenditures in the operating, selling and administrative expense categories for the next two years in the areas of re-engineering opportunities, backward integration in manufacturing and expansion.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and short-term investments of $22.1 million at June 30, 1997, compared with $27.7 million at December 31, 1996. The Company's total debt position of $15.7 million at June 30, 1997, reflects an increase of $5.8 million when compared
to the debt position at December 31, 1996 of $9.9 million.   The
primary  increase in debt is the result of a bank loan utilized for
an acquisition in April 1997.   Working capital decreased by $2.3
million to $33.2 million at June 30, 1997, compared to $35.5 million at December 31, 1996. Days sales outstanding on receivables increased to 52 days at June 30, 1997, compared to 50 days at December 31, 1996.

The Company believes sufficient internal and external sources exist to fund operations and future expansion programs. At June 30, 1997, the Company had unused lines of credit of $18.5 million to fund short-term needs.


SAFE HARBOR STATEMENT

Statements which are not historical facts, including statements about our confidence, strategies and expectations, opportunities, industry and market growth, demand and acceptance of new and existing products and return on investments are forward looking statements that involve risks and uncertainties, including without limitation, the effect of general economic and market conditions, supply and demand for the Company's products, competitor pricing, maintenance of the Company's current market position and other factors. Given these uncertainties, undue reliance should not be place on such forward looking statements.


              SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES


PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company's Annual Meeting of Stockholders was held on June 18, 1997. 9,929,794 shares of the Company's Common Stock were entitled to be voted during the meeting. 8,973,087 shares were represented at the meeting in person or by proxy.

         The stockholders were asked to vote on the following: (1) the election of three of the seven directors for an additional three-year term; and (2) the amendment of the Company's 1990 Master Stock Incentive Plan (the "Plan") to increase the number of option shares to be made available under the Plan by 750,000 shares and to limit the number of option shares that may be granted to any one individual employee during any given fiscal year to 200,000 shares. The stockholders voted to elect the three directors nominated by the Board of Directors, and to approve the amendments to the Plan. The voting results were as follows:


                                           Votes Against    Abstentions and
                           Votes in Favor   Or Withheld    Broker Non-Votes
                           ________________________________________________

Election of Directors
_____________________

Steven B. Gerber             8,209,526        763,561             0

Arnold E. Spangler           8,206,704        766,383             0

Dr. Gail Wilensky            8,209,677        763,410             0

Plan Amendments
_______________
                             3,749,311      3,389,224         1,834,552


ITEM 5. OTHER INFORMATION

STOCK REPURCHASE PROGRAM
________________________

During the second quarter of 1997, the Company purchased 179,600 shares of its common stock in the open market at an average price of $9.31 per share. The shares are classified as "Treasury Stock" on the Company's balance sheet.

At the June 18, 1997 Board of Directors Meeting, the Board approved the repurchase of up to an additional 500,000 shares of common stock from time to time, in the open market. This is the fourth authorization given by the Board of Directors since June 1994, bringing the total authorization to repurchase to 2.0 million shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.  Material Contracts

     10.1 1990 Master Stock Incentive Plan, amended and restated as of June 18, 1997.


(b) Reports on Form 8-K

A Form 8-K dated April 7, 1997, was filed by the Company as a result of the acquisition of Golden Pharmaceuticals, Inc.

11.  Statement re: Computation of Per Share Earnings

     Computation can be clearly determined from the material contained in Part I of this Form 10-Q.

27.  Financial Data Schedule (filed electronically)

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SYNCOR INTERNATIONAL CORPORATION
                                               (Registrant)



August 15, 1997                      By: /s/ Michael E. Mikity
                                         ______________________
                                         Michael E. Mikity
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Financial /
                                         Accounting Officer)


                             INDEX TO EXHIBITS

EXHIBIT NO.
___________

10.      Material Contracts

         10.1 1990 Master Stock Incentive Plan, amended and restated as of June 18, 1997.

27.      Financial Data Schedule

                                    EXHIBIT 10.1

                          SYNCOR INTERNATIONAL CORPORATION
                          1990 MASTER STOCK INCENTIVE PLAN
                                AMENDED AND RESTATED
                                        as of
                                    June 18, 1997


I.       THE PLAN.

         1.1 PURPOSE. The purpose of this Plan is to promote the success of the Company by providing an additional means to attract, motivate and retain key personnel through the grant of Options and other
Awards(1)at provide added long term incentives for high levels of performance and for significant efforts to improve the financial performance of the Company.

(1) For definitions of these and other capitalized terms, see Section 7.1, DEFINITIONS.

         1.2      ADMINISTRATION.

                  (a) This Plan shall be administered by the Administrator; provided that the provisions of Section 2.8 with respect to Awards granted to Non-Employee Directors shall be, to the maximum extent possible, self-effectuating and shall not be subject to administrative discretion with respect to the amount, price, or timing of the grant or realization of such Awards. The Administrator may delegate ministerial, nondiscretionary functions to individuals who are officers or employees of the Company.

                  (b) Subject to the express provisions of this Plan, the Administrator shall have the authority to construe and interpret this Plan and any agreements defining the rights and obligations of the Company and Participants under this Plan; to identify among Eligible
Employees those to whom Awards will be granted and (consistent with express limits of this Plan) the terms of such Awards; to further define the terms used in this Plan and prescribe, amend and rescind rules and regulations relating to the administration of this Plan;
either generally or on a case by case base (except with respect to awards granted pursuant to Section 2.8) to establish terms and conditions pertaining to termination of employment, modify or amend any outstanding Award or waive any condition or restriction of an Award, or extend (up to a maximum term of ten (10) years after the initial Award Date) the term or post-termination exercise period of any outstanding Award, or reduce (subject to Sections 2.4, 3.2(d) and 6.5) the minimum vesting period after initial grant to a Participant;
to determine the duration and purposes of leaves of absence which may be granted to Participants without constituting a termination of their employment for purposes of this Plan; and to make all other determinations necessary or advisable for the administration of this Plan. The determinations of the Administrator on the foregoing matters shall be conclusive.

                  (c) Any action taken by, or inaction of, the Corporation, any Subsidiary, the Board or the Administrator relating to this Plan shall be within the absolute discretion of that entity or body. No member of the Administrator, or officer of the Corporation or any Subsidiary, shall be liable for any such action or inaction.

         1.3 PARTICIPATION. Awards may be granted only to Eligible Employees. An Eligible Employee who has been granted an Award may, if otherwise eligible, be granted additional Awards if the Administrator shall so determine. Members of the Administrator who are not officers or employees of the Company shall not be eligible to receive Awards, except pursuant to Section 2.8 of this Plan.

         1.4 STOCK SUBJECT TO THE PLAN. The maximum aggregated amount of Common Stock that may be issued after June 18, 1997 pursuant to Awards granted under this Plan shall not exceed the sum of (i)
2,417,506 shares(2), plus (ii) up to 785,000 shares which were authorized and subject to options then outstanding under the 1981
Master Stock Option Plan of the Corporation (the "1981 PLAN") but are not issued under the 1981 Plan because of the expiration, cancellation or termination of such options without having been exercised in full, in each case subject to adjustment as set forth in or pursuant to
Section 6.2 (and corresponding provisions of the 1981 Plan, as the case may be).

(2) This number includes an additional 500,000 shares that were authorized by the Board in July 1993 and subsequently approved by the Corporation's stockholders, and an additional 750,000 shares that were authorized by the Board in April 1997 and approved by the Corporation's stockholders on June 18, 1997.


         1.5 GRANT OF AWARDS. Subject to the express provisions of the Plan, the Administrator shall determine from the class of Eligible
Employees those individuals to whom Awards under the Plan shall be granted, the terms of Awards (which need not be identical) and the number of shares of Common Stock subject to each Award. Each Award shall be subject to the terms and conditions set forth in the Plan and such other terms and conditions established by the Administrator as are not inconsistent with the purpose and provisions of the Plan.

         1.6 EXERCISE OF AWARDS. Notwithstanding any other provision of this Plan, the Administrator may impose, by rule and in Award
Agreements, such conditions upon the exercise of Awards (including, without limitation, conditions limiting the time of exercise to specified periods) as may be required to satisfy applicable regulatory requirements, including without limitation Rule l6b-3.

         1.7 SHARE RESERVATION. No Award may be granted under this Plan unless, on the date of grant, the sum of (i) the maximum number of shares issuable at any time pursuant to such Award, plus (ii) the number of shares that previously have been issued pursuant to Awards granted under this Plan, other than reacquired shares available for reissue consistent with any applicable limitations under Rule 16b-3, plus (iii) the maximum number of shares that may be issued after such date of grant pursuant to Awards granted under this Plan or under the 1981 Plan that remain outstanding on such date, does not exceed the share limit in Section 1.4.

         1.8 PROVISIONS FOR CERTAIN CASH AWARDS. The number of Awards under this Plan that are payable solely in cash that would constitute derivative securities but for the exclusion in Rule l6a-l(c)(3)(i) under the Exchange Act ("CASH ONLY AWARDS") shall be determined by reference to the number of shares referenced for purpose of determining the value or price of the Cash Only Award (the "UNDERLYING SHARES"). The maximum number of Cash Only Awards under this Plan shall not, together with the number of shares previously issued and subject to then outstanding Awards payable (or deemed payable) in shares under this Plan, exceed the share limit in Section 1.4. To the extent that any Cash Only Awards expire or are terminated without the cash payment being made, the underlying shares shall again be available under this Plan. Except as limited by Rule l6b-3, if an Award is or may be settled only in cash and satisfies the requirements for exclusion from the definition of derivative securities under Rule 16a-1(c)(3)(ii), such Award need not be counted against any of the limits under Section
1.4 or 1.7 or this Section 1.8.

         1.9 REISSUE OF AWARDS AND SHARES. Other Awards payable in cash or payable in cash or shares that are forfeited or for any reason are not so paid under this Plan, as well as shares subject to Awards that expire or for any reason are terminated and are not issued, shall again, to the extent permitted under Rule l6b-3, be available for subsequent Awards under the Plan.

         1.10 PLAN NOT EXCLUSIVE. Nothing in this Plan shall limit or be deemed to limit the authority of the Board or the Administrator to grant awards or authorize any other compensation, with or without reference to the Common Stock, under any other plan or authority.

II.      OPTIONS.

         2.1 GRANTS. One or more Options may be granted to any Eligible Employee. Each Option so granted shall be designated by the Administrator as either a Nonqualified Stock Option, an Incentive
Stock Option or a Performance Stock Option. The maximum number of shares underlying Options that may be granted to any one Eligible
Employee during any given fiscal year of the Corporation shall be 200,000 shares.

         2.2      OPTION PRICE.

                  (a) Subject to applicable law, the purchase price per share of the Common Stock covered by each Option shall be determined by the Administrator, but in the case of any Incentive Stock Option, unless otherwise permitted under the Code, shall not be less than 100% (or
110% in the case of a Participant who owns or under applicable Code provisions is deemed to own more than 10% of the total combined voting power of all classes of stock of the Company) of the Fair Market Value of the Common Stock on the date the Incentive Stock Option is granted.
The purchase price of any shares purchased on exercise of any Option shall be paid in full at the time of each purchase in one or a combination of the following methods:

                           (i) in cash, or by check payable to the order of the Corporation,

                           (ii) if authorized by the Administrator or specified in the Option being exercised, by a promissory note made by the Participant in favor of the Corporation, upon the terms and conditions determined by the Administrator, bearing interest at a rate sufficient to avoid imputed interest under the Code, and secured by the Common Stock issuable upon exercise in compliance with applicable law (including, without limitation, state corporate law and federal margin requirements), or

                           (iii) by shares of Common Stock of the Corporation already owned by the Participant; PROVIDED, HOWEVER, the Administrator may in its absolute discretion limit the Participant's ability to exercise an Option by delivering shares, and any shares delivered which were initially acquired upon exercise of a stock option must have been owned by the Participant at least six months as of the date of delivery.

Shares of Common Stock used to satisfy the exercise price of an Option shall be valued at their Fair Market Value on the date of exercise.

                  (b) In addition to the payment methods described in subsection (a), the Option may provide that the Option can be exercised and payment made by delivering a properly executed exercise notice together with irrevocable instructions to a bank or broker to promptly deliver to the Corporation the amount of sale or loan proceeds necessary to pay the exercise price and, unless otherwise allowed by the Administrator, any applicable tax withholding under
Section 6.6. The Corporation shall not be obligated to deliver certificates for the shares unless and until it receives full payment of the exercise price therefor.

                  (c) An Option shall be deemed to be exercised when the Secretary of the Corporation receives written notice of such exercise from the Participant, together with payment of the purchase price made in accordance with Section 2.2(a) and satisfaction of any applicable tax withholding under Section 6.6, except to the extent payment may be permitted to be made following delivery of written notice of exercise in accordance with Section 2.2(b).

         2.3 OPTION PERIOD. Each Option and all rights or obligations thereunder shall expire on such date as shall be determined by the Administrator, but not later than 10 years after the Award Date, and shall be subject to earlier termination as hereinafter provided.

         2.4      EXERCISE OF OPTIONS.  Except as otherwise provided in
Section 6.4 or in the case of death or Total Disability, no Option shall be exercisable for at least six months after the Award Date.
The Administrator may, at any time after grant of the Option and from time to time, increase the number of shares purchasable on or after any particular date so long as the total number of shares then subject to the Option is not increased. No Option shall be exercisable except in respect of whole shares, and fractional share interests shall be disregarded. Not less than 10 shares of Common Stock may be purchased at one time unless the number purchased is the total number at the time available for purchase under the terms of the Option.

         2.5      LIMITATIONS ON GRANT OF INCENTIVE STOCK OPTIONS.

                  (a) To the extent that the aggregate Fair Market Value of stock with respect to which an Option intended as an Incentive Stock
Option first exercisable by a Participant in any calendar year exceeds any applicable limits from time to time imposed under the Code, such options shall be treated as Nonqualified Stock Options. To the extent any discretionary action is necessary to meet any such limits, the Administrator on behalf of the Corporation may, in the manner and to the extent permitted by law, take such action.

                  (b) There shall be imposed in any Award Agreement relating to Incentive Stock Options such terms and conditions as are required in order that the Option be an "incentive stock option" as that term is defined in Section 422 of the Code.

                  (c) Unless otherwise permitted under applicable provisions of the Code, no Incentive Stock Option may be granted to any person who, at the time the Incentive Stock Option is granted, owns or under applicable Code provisions is deemed to own shares of outstanding
Common Stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, unless the exercise price of such Option is at least 110% of the Fair Market Value of the stock subject to the Option and such Option by its terms is not exercisable after the expiration of five years from the date such Option is granted.

         2.6 PERFORMANCE STOCK OPTIONS. The Administrator may grant Performance Stock Options to Eligible Employees who are deemed by the Administrator to be members of senior management whose performance has a direct relationship to improvement of the earnings of the Company. Vesting of such Options shall be contingent upon attainment of performance objectives measured by compounded earnings growth and such other criteria as may be established by the Administrator.

         2.7      STOCK DEPRECIATION RIGHTS; TAX OFFSET BONUSES.

                  (a) The Administrator may grant Stock Depreciation Rights to a Participant who is subject to Section 16(b) of the Exchange Act.
Such Stock Depreciation Rights shall be evidenced in the Award
Agreement or by means of an amendment to the Award Agreement in the event an employee becomes subject to Section 16(b) of the Exchange Act subsequent to the date of grant of the Option. A Stock Depreciation
Right shall entitle such officer or director to a payment by the Company in the event that the Fair Market Value of shares of Common
Stock issued pursuant to the exercise of an Option declines during the six month period after exercise while such Common Stock is still held by a Participant to the extent that such shares if sold would be subject to matching liability under Section 16 by virtue of a prior purchase. Payment may be made in cash in an amount per covered share equal to the lesser of (i) the difference between the Fair Market
Value of a share of Common Stock on the date of expiration of such six month period and the Fair Market Value of a share of Common Stock on the date of exercise, (ii) the difference between the Fair Market
Value of a share of Common Stock on the date of disposition of the covered share and the Fair Market Value of a share of Common Stock on the date of exercise and (iii) the difference between the Fair Market
Value of a share of Common Stock on the date of exercise and the exercise price. This amount per share shall become payable subsequent to the disposition of the covered shares on or after the expiration of the six month period subject to such conditions, limits and rules as the Administrator may impose, including, without limitation, conditions required to satisfy the applicable regulatory requirements under Rule l6b-3.

                  (b) In its discretion the Administrator may, in the Award Agreement, provide for a Tax-Offset Bonus to Participants upon exercise of Nonqualified or Performance Stock Options or to any Participant who elects to make a disqualifying disposition (as defined in Section 422(a)(l) of the Code) of Common Stock acquired pursuant to the exercise of an Incentive Stock Option. The Tax-Offset Bonus shall be in the form of a cash payment equal to a percentage of the difference between the exercise price and the Fair Market Value on the date of exercise of the Common Stock with respect to which the Bonus is payable. Such percentage shall be designed to offset the impact of additional taxes which result from the exercise of the Option or the disqualifying disposition, as the case may be.

         2.8      OPTION GRANTS TO NON-EMPLOYEE DIRECTORS.

                  (a) Direct grants of Non-Qualified Stock Options to Non-Employee Directors of the Company, without any action or authorization by the Board or the Administrator, shall be made as follows:

                           (i) upon first being appointed or elected as a director, the director shall be granted an Option covering
         10,000 shares of Common Stock;

                           (ii) thereafter, immediately following each annual meeting held more than six months after the director's original appointment or election date, if the director continues to serve as a director (either because the director's term of office extends beyond such annual meeting or because the director was re-elected at such annual meeting), the director shall be granted an additional Option covering 5,000 shares of Common
         Stock; and

                           (iii) the total number of shares covered by Options granted to a director pursuant to the foregoing provisions shall not exceed 25,000 shares of Common Stock (including, in the case of persons who were Non-Employee Directors of the Company in office at the time this Plan was first approved by the stockholders of the Company in 1990, any Options previously granted by the Company to such persons). The numbers of shares stated in the foregoing sentence shall be subject to adjustment in certain events as provided in Section 6.2 of this Plan.

                  (b) A director who becomes an employee of the Company shall not thereafter receive grants of Options pursuant to the provisions of this Section, and a person who becomes an employee of the Company in connection with and at substantially the same time as his or her election or appointment as a director of the Company shall not receive any grants of options pursuant to this Section.

                  (c) Each Option granted pursuant to this Section shall be for a term of ten years or until one year after the director ceases to be a director of the Company, whichever occurs first; shall become exercisable as to one-third of the covered shares twelve months after the date of grant, as to an additional one-third of the covered shares twenty-four months after the date of grant, and as to all covered shares thirty-six months after the date of grant, subject to acceleration as provided in Section 6.4; shall have an exercise price equal to the Fair Market Value of the Common Stock on the date of grant; shall (except to the extent permitted by Rule l6b-3) be exercisable only by the Optionee (or in event of his or her Death or Disability, by the Optionee's Beneficiary or Personal Representative, as the case may be) and shall be nontransferable, except by will or the laws of descent and distribution; shall provide for payment of the exercise price in cash or by delivery of shares of Common Stock valued at their Fair Market Value at the date of exercise; shall not contain any provision for tax offset bonuses, stock appreciation rights, or stock depreciation rights, and shall otherwise conform to the terms and conditions of this Plan.

                  (d) The provisions of this Section 2.8 and other provisions of this Plan with respect to the amount, price and timing of securities awarded pursuant to this Section shall not be amended more than once every six months, other than to comport with changes in the Internal Revenue Code, the Employee Retirement Income Security Act, or any applicable rules thereunder, or as may otherwise be permitted with respect to formula plan awards under Rule l6b-3.

III.     STOCK APPRECIATION RIGHTS.

         3.1 GRANTS. In its discretion, the Administrator may grant Stock Appreciation Rights concurrently with the grant of Options. A Stock Appreciation Right shall extend to all or a portion of the shares covered by the related Option. A Stock Appreciation Right shall entitle the Participant who holds the related Option, upon exercise of the Stock Appreciation Right and surrender of the related Option, or portion thereof, to the extent the Stock Appreciation Right and related Option each were previously unexercised, to receive payment of an amount determined pursuant to Section 3.3. Any Stock Appreciation Right granted in connection with an Incentive Stock
Option shall contain such terms as may be required to comply with the provisions of Section 422 of the Code and the regulations promulgated thereunder. In its discretion, the Administrator may also grant Stock Appreciation Rights independently of any Option subject to such conditions as the Administrator may in its absolute discretion provide.

         3.2      EXERCISE OF STOCK APPRECIATION RIGHTS.

                  (a) A Stock Appreciation Right granted concurrently with an option shall be exercisable only at such time or times, and to the extent, that the related Option shall be exercisable and only when the Fair Market Value of the stock subject to the related Option exceeds the exercise price of the related Option.

                  (b) In the event that a Stock Appreciation Right granted concurrently with an Option is exercised, the number of shares of Common Stock subject to the related Option shall be charged against the maximum amount of Common Stock that may be issued or transferred pursuant to Awards under this Plan. The number of shares subject to the Stock Appreciation Right and the related Option of the Participant shall also be reduced by such number of shares.

                  (c) If a Stock Appreciation Right granted concurrently with an Option extends to less than all the shares covered by the related Option and if a portion of the related Option is thereafter exercised, the number of shares subject to the unexercised Stock Appreciation
Right shall be reduced only if and to the extent that the remaining number of shares covered by such related Option is less than the remaining number of shares subject to such Stock Appreciation Right.

                  (d) A Stock Appreciation Right granted independently of any Option shall be exercisable pursuant to the terms of the Award Agreement but in no event earlier than six months after the Award
Date, except in the case of death or Total Disability.

         3.3      PAYMENT.

                  (a) Upon exercise of a Stock Appreciation Right and surrender of an exercisable portion of the related Option, the Participant shall be entitled to receive payment of an amount determined by multiplying:

                           (1) the difference obtained by subtracting the exercise price per share of Common Stock under the related
         Option from the Fair Market Value of a share of Common Stock on the date of exercise of the Stock Appreciation Right, by

                           (2) the number of shares with respect to which the Stock Appreciation Right shall have been exercised.

                  (b) The Administrator, in its sole discretion, may settle the amount determined under paragraph (a) above solely in cash, solely in shares of Common Stock (valued at Fair Market Value on the date of exercise of the Stock Appreciation Right), or partly in such shares and partly in cash, provided that the Administrator shall have determined that such exercise and payment are consistent with applicable law. In any event, cash shall be paid in lieu of fractional shares. Absent a determination to the contrary, all Stock Appreciation Rights shall be settled in cash as soon as practicable after exercise. The exercise price for the Stock Appreciation Right shall be the exercise price of the related Option. Notwithstanding the foregoing, the Administrator may, in the Award Agreement, determine the maximum amount of cash or stock or a combination thereof which may be delivered upon exercise of a Stock Appreciation Right.

                  (c) Upon exercise of a Stock Appreciation Right granted independently of any Option, the Participant shall be entitled to receive payment of an amount based on a percentage, specified in the Award Agreement, of the difference obtained by subtracting the Fair
Market Value per share of Common Stock on the Award Date from the Fair
Market Value per share of Common Stock on the date of exercise of the Stock Appreciation Right. Such amount shall be paid as described in paragraph (b) above.

IV.      RESTRICTED STOCK AWARDS.

         4.1 GRANTS. Subject to Section 1.4, the Administrator may, in its discretion, grant one or more Restricted Stock Awards to any Eligible Employee. Each Restricted Stock Award Agreement shall specify the number of shares of Common Stock to be issued to the Participant, the date of such issuance, the consideration to be paid for such shares by the Participant and the restrictions imposed on such shares, which restrictions shall not terminate earlier than six
(6) months nor later than ten (10) years after the Award Date.

         4.2      RESTRICTIONS.

                  (a) Except as provided in or pursuant to Section 6.12, shares of Common Stock comprising Restricted Stock Awards may not be sold, assigned, transferred, pledged or otherwise disposed of or encumbered, either voluntarily or involuntarily, until such shares have vested.

                  (b) Unless the Administrator otherwise provides, Participants receiving Restricted Stock shall be entitled to dividend and voting rights for the shares issued even though they are not vested, provided that such rights shall terminate immediately as to any forfeited Restricted Stock.

                  (c) In the event that the Participant shall have paid cash in connection with the Restricted Stock Award, the Award Agreement shall specify whether and to what extent such cash shall be returned upon a forfeiture (with or without an earnings factor).

                  (d) Restricted Stock Awards may include performance or other conditions to vesting as the Administrator deems appropriate.

V.       PERFORMANCE SHARE AWARDS.

         5.1 GRANTS. The Administrator may, in its discretion, grant other types of performance-based Awards related to equity of the Company or any part thereof ("Performance Share Awards") to Eligible Employees based upon such factors as the Administrator shall determine. A Performance Share Award Agreement shall specify the number of shares of Common Stock subject to the Performance Share
Award, the price, if any, to be paid for such shares by the Participant and the conditions upon which issuance to the Participant shall be based, which issuance shall not be earlier than six (6) months nor later than ten (10) years after the Award Date.

VI.      OTHER PROVISIONS.

         6.1      RIGHTS OF ELIGIBLE EMPLOYEES, PARTICIPANTS AND
BENEFICIARIES.

                  (a) Adoption of this Plan shall not be construed as a commitment that any Award will be made under this Plan to an Eligible Employee or to Eligible Employees generally.

                  (b) Nothing contained in this Plan (or in Award Agreements or in any other documents related to this Plan or to Awards) shall confer upon any Eligible Employee or Participant any right to continue in the employ of the Company or constitute any contract or agreement of employment, or interfere in any way with the right of the Company to reduce such person's compensation or other benefits or to terminate the employment of such Eligible Employee or Participant, with or without cause. Nothing contained in this Plan or any document related thereto shall affect any other contractual right of any Eligible
Employee or Participant.

         6.2      ADJUSTMENTS UPON CHANGES IN CAPITALIZATION.

                  (a) If the outstanding shares of Common Stock are changed into or exchanged for cash or a different number or kind of shares or securities of the Corporation or of another issuer, or if additional shares or new or different securities are distributed with respect to the outstanding shares of the Common Stock, through a reorganization or merger to which the Corporation is a party, or through a combination, consolidation, recapitalization, reclassification, stock split, stock dividend, reverse stock split, stock consolidation or other capital change or adjustment, an appropriate proportionate, equitable adjustment shall be made in the number and kind of shares or other consideration that is subject to or may be delivered under this Plan and pursuant to outstanding Awards. Corresponding adjustments to the consideration payable with respect to Awards granted prior to any such change and to the price, if any, paid in connection with or the criteria applicable to Restricted Stock Awards or Performance Share Awards shall also be made. Any such adjustments, however, shall be made without change in the total payment, if any, applicable to the portion of the Award not exercised but with a corresponding adjustment in the price for each share. Corresponding adjustments shall be made with respect to Stock Appreciation Rights based upon the adjustments made to the Options to which they are related or, in the case of Stock Appreciation Rights granted independently of any Option, based upon the adjustments made to Common
Stock.

                  (b) Upon the dissolution or liquidation of the Corporation, or upon a reorganization, merger or consolidation of the Corporation with one or more corporations as a result of which the Corporation is not the surviving corporation, the Plan shall terminate. The Administrator may provide in writing in connection with, or in contemplation of, any such transaction for any or all of the following alternatives (separately or in combination): (i) for the assumption by the successor corporation (if any) of the Awards theretofore granted or the substitution by such corporation for such Awards of awards covering the stock of the successor corporation, or a parent or subsidiary thereof, with appropriate adjustments as to the number and kind of securities and/or other property and prices; (ii) for the continuance of the Plan by such successor corporation in which event the Plan and the Awards shall continue in the manner and under the terms so provided; or (iii) for the payment in cash, securities and/or other property in lieu of and in complete satisfaction of such Awards.

                  (c) In adjusting Awards to reflect the changes described in this Section 6.2, or in determining that no such adjustment is necessary, the Administrator may rely upon the advice of independent counsel and accountants of the Corporation, and the determination of the Administrator shall be conclusive. No fractional shares of stock shall be issued under this Plan on account of any such adjustment.

         6.3 TERMINATION OF EMPLOYMENT. Unless the Administrator otherwise expressly provides, either in the applicable Award Agreement or by subsequent modification thereof:

                  (a) If the Participant's employment by the Company terminates for any reason other than Retirement, death or Total Disability, the Participant shall have, subject to earlier termination pursuant to or as contemplated by Section 2.3, three (3) months from the date of termination of employment to exercise any Option to the extent it shall have become exercisable on the date of termination of employment, and any Option not exercisable on that date shall terminate. Notwithstanding the preceding sentence, in the event the Participant is discharged for cause as determined by the Administrator in its sole discretion, all Options shall terminate immediately upon such termination of employment.

                  (b) If the Participant's employment by the Company terminates as a result of Retirement or Total Disability, the Participant or Participant's Personal Representative, as the case may be, shall have, subject to earlier termination pursuant to or as contemplated by Section 2.3, twelve (12) months from the date of termination of employment to exercise any Option to the extent it shall have become exercisable by the date of termination of employment, and any Option not exercisable on that date shall terminate.

                  (c) If the Participant's employment by the Company terminates as a result of death while the Participant is employed by the Company or during the twelve (12) month period referred to in subsection (b) above, the Participant's Option shall be exercisable by the Participant's Beneficiary, subject to earlier termination pursuant to or as contemplated by Section 2.3, during the twelve (12) month period following the Participant's death, as to all or any part of the shares of Common Stock covered thereby to the extent exercisable on the date of death (or earlier termination).

                  (d) Each Stock Appreciation Right granted concurrently with an Option shall have the same termination provisions and exercisability periods as the Option to which it relates. The termination provisions and exercisability periods of any Stock
Appreciation Right granted independently of an Option shall be established in accordance with Section 3.2(d). The exercisability period of a Stock Appreciation Right shall not exceed that provided in Section 2.3 or in the related Award Agreement and the Stock
Appreciation Right shall expire at the end of such exercisability period.

                  (e) In the event of termination of employment with the Company for any reason: (i) shares of Common Stock subject to a Participant's Restricted Stock Award shall be forfeited in accordance with the provisions of the related Award Agreement to the extent such shares have not become vested on that date; and (ii) shares of Common
Stock subject to the Participant's Performance Share Award shall be forfeited in accordance with the provisions of the related Award
Agreement to the extent such shares have not been issued or become issuable on that date.

                  (f) In the event of (or in anticipation of) a Participant's termination of employment with the Company for any reason, other than discharge for cause, the Administrator may, in its discretion, accelerate the exercisability of or increase the portion of the Participant's Award available to the Participant, or Participant's Beneficiary or Personal Representative, as the case may be, or (subject to the ten (10)-year limit) extend the period after termination during which the Award may continue to vest and/or be exercisable upon such terms and subject to such conditions as the Administrator shall determine.

                  (g) If an entity ceases to be a Subsidiary, such action shall be deemed for purposes of this Section 6.3 to be a termination of employment of each employee of that entity who does not continue as an employee of another entity within the Company.

         6.4 ACCELERATION OF AWARDS. Except to the extent that prior to an Event the Administrator determines that, upon its occurrence, there shall be no acceleration of Awards held by Participants or determines those Awards held by Participants that will be accelerated and the extent to which they will be accelerated, upon the occurrence of an Event (i) each Option and each related Stock Appreciation Right shall become immediately exercisable to the full extent theretofore not exercisable, (ii) Restricted Stock shall immediately vest free of restrictions and (iii) the number of shares covered by each Performance Share Award shall be issued to the Participant; subject, however, to compliance with applicable regulatory requirements, including without limitation Rule l6b-3 promulgated by the Commission pursuant to the Exchange Act and Section 422 of the Code.

         6.5 GOVERNMENT REGULATIONS. This Plan, the granting of Awards under this Plan and the issuance or transfer of shares of Common Stock (and/or the payment of money) pursuant thereto are subject to all applicable federal and state laws, rules and regulations and to such approvals by any regulatory or governmental agency (including without limitation "no action" positions of the Commission) which may, in the opinion of counsel for the Corporation, be necessary or advisable in connection therewith. Without limiting the generality of the foregoing, no Awards may be granted under this Plan, and no shares shall be issued by the Corporation, nor cash payments made by the Corporation, pursuant to or in connection with any such Award, unless and until, in each such case, all legal requirements applicable to the issuance or payment have, in the opinion of counsel to the Corporation, been complied with. In connection with any stock issuance or transfer, the person acquiring the shares shall, if requested by the Corporation, give assurances satisfactory to counsel to the Corporation in respect of such matters as the Corporation may deem desirable to assure compliance with all applicable legal requirements.

         6.6      TAX WITHHOLDING.

                  (a) Upon the disposition by a Participant or other person of shares of Common Stock acquired pursuant to the exercise of an Incentive Stock Option prior to satisfaction of the holding period requirements of Section 422 of the Code, or upon the exercise of a Nonqualified Stock Option or a Performance Stock Option, the exercise of a Stock Appreciation Right, the vesting of a Restricted Stock
Award, the payment of a Performance Share Award, payment pursuant to a Stock Depreciation Right or payment of a Tax-Offset Bonus, the Company shall have the right to require such Participant or such other person to pay by cash, or certified or cashier's check payable to the Company, the amount of any taxes which the Company may be required to withhold with respect to such transactions. The above notwithstanding, in any case where a tax is required to be withheld in connection with the issuance or transfer of shares of Common Stock under this Plan, the Participant may elect, pursuant to such rules as the Administrator may establish, to have the Company reduce the number of such shares issued or transferred by the appropriate number of shares to accomplish such withholding; provided, the Administrator may impose such conditions on the payment of any withholding obligation as may be required to satisiy applicable regulatory requirements, including, without limitation, Rule 16b-3 promulgated by the Commission pursuant to the Exchange Act.

                  (b) The Administrator may, in its discretion, permit a loan from the Company to a Participant in the amount of any taxes which the Company may be required to withhold with respect to shares of Common
Stock received pursuant to a transaction described in subsection (a) above. Such a loan will be for a term, at a rate of interest and pursuant to such other terms and rules as the Administrator may establish.

         6.7      AMENDMENT, TERMINATION AND SUSPENSION.

                  (a) The Board may, at any time, terminate or, from time to time, amend, modify or suspend this Plan (or, subject to Section 2.8(d), any part hereof). The amendment shall be approved by the stockholders to the extent then required by Rule 16b-3, Section 425 of the Internal Revenue Code or any successors thereto, or any other applicable law or rules.

                  (b) In the case of Awards issued before the effective date of any amendment, suspension or termination of this Plan, such amendment, suspension or termination of this Plan shall not, without specific action of the Administrator and the consent of the Participant, in any manner materially adverse to the Participant, modify, amend, alter or impair any rights or obligations under any Award previously granted under this Plan.

                  (c) No Awards may be granted during any suspension of this Plan or after its termination, but Awards theretofore granted may be amended to the same extent as if this Plan had not been terminated or suspended, provided no additional shares become the subject of the Award by reasons of the amendment.

                  (d) The Administrator may, subject to the consent of the Participant in the case of an amendment that might have a material adverse effect on the Participant, make such modifications of the terms and conditions of such Participant's Award as it shall deem advisable, including an amendment to the terms of any Option to provide that the Option price of the shares remaining subject to the original Award shall be established at a price not less than 100% of the Fair Market Value of the Common Stock on the effective date of the amendment. No modification of any other term or provision of any Option which is amended in accordance with the foregoing shall be required, although the Administrator may, in its discretion, make such other modifications of any such Option as are not inconsistent with or prohibited by this Plan.

                  (e) Adjustments pursuant to Section 6.2 shall not be deemed amendments requiring the consent of the Participant.

         6.8 PRIVILEGES OF STOCK OWNERSHIP; NONDISTRIBUTIVE INTENT. A Participant shall not be entitled to the privilege of stock ownership as to any shares of Common Stock not actually issued to him or her.
Upon the issuance and transfer of shares to the Participant, unless a registration statement is in effect under the Securities Act, relating to such issued and transferred Common Stock and there is available for delivery a prospectus meeting the requirements of
Section 10 of the Securities Act, the Common Stock may be issued and transferred to the Participant only if he or she represents and warrants in writing to the Corporation that the shares are being acquired for investment and not with a view to the resale or distribution thereof. No shares shall be issued and transferred unless and until there shall have been full compliance with any then applicable regulatory requirements (including those of exchanges upon which any Common Stock of the Corporation may be listed).

         6.9 EFFECTIVE DATE OF THE PLAN. This Plan shall be effective upon its approval by the Board, subject to approval by the shareholders of the Corporation within 12 months from the date of such Board approval.

         6.10 TERM OF THE PLAN. Unless previously terminated.by the Board, this Plan shall terminate at the close of business on September 15, 2000, and no Awards shall be granted under it thereafter, but such termination shall not affect any Award theretofore granted or the authority of the Administrator with respect to then outstanding
Awards.

         6.11 GOVERNING LAW. This Plan and the documents evidencing Awards and all other related documents shall be governed by, and construed in accordance with, the laws of the State of Delaware. If any provision shall be held by a court of competent jurisdiction to be invalid and unenforceable, the remaining provisions of this Plan shall continue to be fully effective.

         6.12     TRANSFER RESTRICTIONS.

                  (a) Awards constituting derivative securities shall be exercisable only by, and shares, cash or other property payable pursuant to such Awards shall be paid only to, the Participant (or, in the event of the Participant's death, to the Participant's
Beneficiary or, in the event of the Participant's Total Disability, to the Participant's Personal Representative or, if there is none, to the Participant). Other than by will or the laws of descent and distribution, no such Awards, or interest in or under any such Award or this Plan, shall be transferable or subject in any manner to encumbrance or other charge and any such attempted transfer or charge shall be void.

                  (b)      The restrictions on exercise, transfer and payment in
Section 6.12 (a) shall not be deemed to prohibit (l) "cashless exercise" procedures through unaffiliated third parties which provide financing for the purpose of exercising an Award consistent with applicable legal restrictions and Rule 16b-3, nor (2) to the extent permitted by the Administrator and expressly set forth in the Award
Agreement or an amendment thereto, transfers without consideration for estate or financial planning purposes, notwithstanding that the inclusion of such features may render the particular Awards ineligible for the benefits of Rule l6b-3, nor (3) in the case of Participants who are not Section 16 Persons, transfers in such other circumstances as the Administrator may (to the extent consistent with Rule 16b-3, applicable provisions of the Code and applicable securities or other laws) in the applicable Award Agreement or other writing expressly provide, nor (4) the subsequent transfer of shares issued on exercise of a derivative security or the vesting of a Restricted Stock or Performance Share Award (except to the extent that the Award, this Plan or the Administrator otherwise expressly provides).

                  (c) No Participant, Beneficiary or other person shall have any right, title or interest in any fund or in any specific asset (including shares of Common Stock) of the Company by reason of any Award granted hereunder. Neither the provisions of this Plan (or of any documents related hereto), nor the creation or adoption of this Plan, nor any action taken pursuant to the provisions of this Plan shall create, or be construed to create, a trust of any kind or a fiduciary relationship between the Company and any Participant, Beneficiary or other person. To the extent that a Participant, Beneficiary or other person acquires a right to receive an Award hereunder, such right shall be no greater than the right of any unsecured general creditor of the Company.

         6.13     LIMITATIONS AS TO SECTION 16 PERSONS; PLAN CONSTRUCTION.

                  (a) Notwithstanding any other provision of this Plan except subsection (b), any discretionary Award granted to (or amended for the benefit of) a Section 16 Person shall be subject to the following additional limitations:

                           (l) the Award may provide for the issuance of shares of Common Stock as a stock consideration other than services rendered or to be rendered; and

                           (2)      in the event of an Award under which
         shares of Common Stock are or in the future may be issued for any other type of consideration, the amount of such consideration either
         (i) shall be equal to the minimum amount (such as the par value of such shares) required to be received by the Company to comply with applicable state law, or (ii) shall be equal to or greater than fifty percent (50%) of the Fair Market Value of the shares of Common Stock on the date of the Award; provided in the case of Restricted Stock Awards, that the consideration shall equal the minimum amount described in clause (i) above (but not more than ten percent (10%) of the Fair Market Value of the stock subject to the Award on the Award Date) and any right to purchase such restricted stock must be exercised within sixty
         (60) days of the Award Date.

                  (b) The limitations in subsection (a) shall be suspended as of September 1, 1994 or such earlier date as the Corporation elects or is required to conform this Plan to the provisions of Rule 16b-3 of the Exchange Act as adopted effective May 1, 1991 or as thereafter amended, except to the extent that the Commission by regulation or staff interpretation determines that such limitations are necessary to conform this Plan to the requirements of' or otherwise secure the benefits available with respect to a conforming "plan" or particular
Award, as the case may be, under Rule l6b-3.

                  (c) It is the intent of the Corporation that this Plan and Awards hereunder satisfy and be interpreted in a manner that in the case of persons who are or may be subject to Section 16 of the Exchange Act satisfies the applicable plan requirements of Rule l6b-3, so that such persons will be entitled (unless otherwise expressly acknowledged in writing) to the benefits of the Rule 16b-3 or other exemptive rules under Section 16 Exchange Act and will not be subjected to avoidable liability thereunder. In furtherance of such intent, any provision of this Plan or of any Award would otherwise frustrate or otherwise conflict with the intent expressed above, that provision to the extent possible shall be interpreted and deemed amended so as to avoid conflict, but to the extent of any remaining irreconcilable conflict with such intent as to such persons in the circumstances, such provision may be deemed void.

VII.     DEFINITIONS.

         7.1      DEFINITIONS.

                  (a) "ADMINISTRATOR" shall mean (l) on and prior to July 12, 1993, the Board, and, to the extent theretofore delegated authority hereunder, the Compensation Committee of the Board and (2) after July
12, 1993, the Compensation Committee or any other Committee of directors appointed by the Board for purposes of serving as the Committee under this Plan.

                  (b) "AWARD" shall mean a Nonqualified Stock Option, an Incentive Stock Option, a Performance Stock Option, a Stock
Appreciation Right, a Restricted Stock Award, or a Performance Share
Award granted under this Plan.

                  (c) "AWARD AGREEMENT" shall mean a written agreement setting forth the terms of an Award.

                  (d) "AWARD DATE" shall mean the date upon which the Administrator took the action granting an Award or such later date as is prescribed by the Administrator.

                  (e) "AWARD PERIOD" shall mean the period beginning on an Award Date and ending on the expiration date of such Award.

                  (f) "BENEFICIARY" shall mean the person, persons, trust or trusts entitled by will or the laws of descent and distribution to receive the benefits specified under this Plan in the event of a Participant's death, and shall mean the Award holder's executor or administrator in such circumstances if no other Beneficiary is identified and able to act.

                  (g) "BOARD" shall mean the Board of Directors of the Corporation.

                  (h) "CODE" shall mean the Internal Revenue Code of 1986, as amended from time to time.

                  (i) "COMMISSION" shall mean the Securities and Exchange Commission.

                  (j) "COMMITTEE" shall mean a committee of directors satisfying the requirements for disinterested administration under Rule l6b-3.

                  (k) "COMMON STOCK" shall mean the Common Stock of the Corporation.

                  (l) "COMPANY" shall mean, collectively, Syncor International Corporation and its Subsidiaries.

                  (m) "CORPORATION" shall mean Syncor International Corporation and its successors.

                  (n) "DISINTERESTED" shall mean disinterested within the meaning of any applicable regulatory requirements, including those set forth in Rule 16b-3 or otherwise promulgated under Section 16 of the Exchange Act.

                  (o) "ELIGIBLE EMPLOYEE" shall mean an officer or key employee of the Company.

                  (p)      "EVENT" shall mean any of the following:

                           (1)      Approval by the shareholders of the
         Corporation of the dissolution or liquidation of the Corporation;

                           (2)      Approval by the shareholders of the
         Corporation of an agreement to merge or consolidate, or otherwise reorganize, with or into one or more entities which are not Subsidiaries, as a result of which less than 50% of the outstanding voting securities of the surviving or resulting entity are, or are to be, owned by former shareholders of the Corporation;

                           (3)      Approval by the shareholders of the
         Corporation of the sale of substantially all of the Corporation's business and/or assets to a person or entity which is not a Subsidiary; or

                           (4)      A Change in Control.  A "CHANGE IN
         CONTROL" shall be deemed to have occurred if (A) any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Corporation representing 20% or more of the combined voting power of the Corporation's then outstanding securities; or (B) during any period of two consecutive years, individuals who at the beginning of such period constitute the Administrator cease for any reason to constitute at least a majority thereof, unless the election, or the nomination for election by the Corporation's shareholders, of each new Administrator member was approved by a vote of at least three-fourths of the Administrator members then still in office who were Administrator members at the beginning of such period.

                  (q) "EXCHANGE ACT" shall mean the Securities Exchange Act of 1934, as amended.

                  (r) "FAIR MARKET VALUE" shall mean (i) if the stock is listed or admitted to trade on a national securities exchange, the closing price of the stock on the Composite Tape, as published in the Western Edition of The Wall Street Journal, of the principal national securities exchange on which the stock is so listed or admitted to trade, on such date, or, if there is no trading of the stock on such date, then the closing price of the stock as quoted on such Composite
Tape on the next preceding date on which there was trading in such shares; (ii) if the stock is not listed or admitted to trade on a national securities exchange, the last price for the stock on such date, as furnished by the National Association of Securities Dealers, Inc. ("NASD") through the NASDAQ National Market Reporting System or a similar organization if the NASD is no longer reporting such information; (iii) if the stock is not listed or admitted to trade on a national securities exchange and is not reported on the National
Market Reporting System, the mean between the bid and asked price for the stock on such date, as furnished by the NASD; or (iv) if the stock is not listed or admitted to trade on a national securities exchange, is not reported on the National Market Reporting System and if bid and asked prices for the stock are not furnished by the NASD or a similar organization, the values established by the Administrator for purposes of the Plan.

                  (s) "INCENTIVE STOCK OPTION" shall mean an option which is designated as an incentive stock option within the meaning of Section 422 of the Code, the award of which contains such provisions as are necessary to comply with that section.

                  (t) "NON-EMPLOYEE DIRECTOR" shall mean a director of the Corporation who is not an officer or key employee of the Company.

                  (u) "NONQUALIFIED STOCK OPTION" shall mean an option which is designated as a Nonqualified Stock Option or an option that fails (or to the extent that it fails) to satisfy the applicable requirements under the Code for an Incentive Stock Option.

                  (v) "OPTION" shall mean an option to purchase Common Stock under this Plan. An Option shall be designated by the Administrator as a Nonqualified Stock Option, an Incentive Stock Option, or a
Performance Stock Option.

                  (w) "OPTIONEE" shall mean the person to whom an Option is granted.

                  (x) "PARTICIPANT" shall mean an Eligible Employee who has been awarded an Award.

                  (y) "PERFORMANCE SHARE AWARD" shall mean an award of shares of Common Stock, issuance of which is contingent upon attainment of performance objectives specified by the Administrator.

                  (z) "PERFORMANCE STOCK OPTION" shall mean an option granted under Section 2.6 of this Plan, the exercise of which is contingent upon the attainment of specified performance objectives.

                  (aa) "PERSONAL REPRESENTATIVE" shall mean the legal representative or representatives who, upon the disability or incompetence of a Participant, shall have acquired on behalf of the Participant by legal proceeding or otherwise the power to exercise the rights and receive the benefits specified in this Plan.

                  (bb) "PLAN" shall mean this 1990 Master Stock Incentive Plan, as amended and restated.

                  (cc) "RESTRICTED STOCK" shall mean those shares of Common Stock issued pursuant to a Restricted Stock Award which are subject to the restrictions set forth in the related Award Agreement.

                  (dd) "RESTRICTED STOCK AWARD" shall mean an award of a fixed number of shares of Common Stock to the Participant subject, however, to payment of such consideration, if any, and such forfeiture provisions, as are set forth in the Award Agreement.

                  (ee) "RETIREMENT" shall mean retirement at normal retirement date with the consent of the Company.

                  (ff) "RULE 16b-3" means Rule l6b-3 under Section 16 of the Exchange Act, as applicable to this Plan (taking into consideration relevant transition period provisions) and as the same may be amended from time to time.

                  (gg) "SECTION l6 PERSON" means a person subject to the reporting requirements of Section 16(a) of the Exchange Act.

                  (hh)     "SECURITIES ACT" shall mean the Securities Act of
1933.


                  (ii) "STOCK APPRECIATION RIGHT" shall mean a right to receive a number of shares of Common Stock or an amount of cash, or a combination of shares and cash, determined as provided in the applicable Section of this Plan or in the Award Agreement with respect thereto.

                  (jj) "STOCK DEPRECIATION RIGHT" shall mean a right to receive a number of shares of Common Stock or an amount of cash, or a combination of shares and cash, determined as provided in the applicable Section of this Plan or in an Award Agreement providing for such right.

                  (kk) "SUBSIDIARY" shall mean any corporation or other entity a majority or more of whose outstanding voting stock or voting power is beneficially owned directly or indirectly by the Corporation.

                  (ll) "TAX-OFFSET BONUS" shall mean a bonus payable upon exercise of a nonstatutory Option or upon a disqualifying disposition of Common Stock acquired pursuant to the exercise of an Incentive
Stock Option, determined as provided in the applicable Section of this Plan or in an Award Agreement providing for such Bonus.

                  (mm) "TOTAL DISABILITY" shall mean a "permanent and total disability" within the meaning of Section 22(e)(3) of the Code.