Form 10-Q
period 1997-09-30
SYNCOR INTERNATIONAL CORP /DE/
filed 1997-11-13
CIK 202763

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

                          _____________________



FOR QUARTER ENDED SEPTEMBER 30, 1997           COMMISSION FILE NUMBER 0-8640



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

                              YES  X   NO
                                  ___     ___

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 30, 1997, 10,067,623 shares of $.05 par value common stock were outstanding.

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

           Balance Sheets as of
             September  30, 1997 and December 31, 1996 . . . . . . . . . . 2

           Statements of Income for three months
             ended September 30, 1997 and 1996 . . . . . . . . . . . . . . 3

      Statements of Income for nine months
             ended September 30, 1997 and 1996 . . . . . . . . . . . . . . 4

           Statements of Cash Flows for nine months
             ended September 30, 1997 and 1996 . . . . . . . . . . . . . . 5

           Notes to Consolidated Condensed Financial Statements . . . . .  6

  Item 2.  Management's Discussion and Analysis of Financial Condition . . 8


Part II.   Other Information . . . . . . . . . . . . . . . . . . . . . .  11

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (in thousands, except per share data)


                                               September 30,      December 31,
                                                    1997              1996
                                                   ______            ______
                                                 (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                        27,821            25,214
  Short-term investments                            2,604             1,258
  Accounts receivable, net                         56,728            51,964
  Inventory                                         6,220             7,827
  Net assets of discontinued operations                 -             1,198
  Prepaids and other current assets                 4,313             5,519
                                                  ___________________________

     Total current assets                          97,687            92,980

Marketable investment securities                    1,233             1,239
Property and equipment, net                        23,687            21,532
Excess of purchase price over net assets
  acquired, net                                    14,466            14,207
Other assets                                       26,557            15,605
                                                 ---------------------------
                                                 $163,630          $145,563
                                                 ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $ 38,467          $ 38,851
  Accrued liabilities                               5,315             3,249
  Accrued wages and related costs                  12,821            10,757
  Federal and state taxes payable                   1,324             2,284
  Current maturities of long-term debt              3,020             2,324
                                                ____________________________
     Total current liabilities                     60,948            57,465

Long-term debt, net of current maturities          15,791             7,595
Deferred compensation                               1,971             1,971

Stockholders' equity:
  Common stock, $.05 par value                        570               567
  Additional paid-in capital                       54,707            53,072
  Unrealized loss on investments                      (35)              (27)
  Employee stock ownership loan guarantee          (7,162)           (4,544)
  Foreign currency translation adjustment            (270)             (157)
  Retained earnings                                49,634            40,234
  Treasury stock, at cost; 1,356 shares at
        September 30, 1997 and 1,126 shares
        at December 31, 1996                      (12,524)          (10,613)
                                                 ____________________________

     Net stockholders' equity                      84,920            78,532
                                                 ____________________________

                                                 $163,630          $145,563
                                                 ============================


See notes to consolidated condensed financial statements.
              SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (in thousands, except per share data)




                                              Three Months Ended September 30,
                                              ________________________________
                                                       1997           1996
                                                      ______         ______
                                                           (UNAUDITED)

Net sales                                            $94,493         $90,254

Cost of sales                                         72,233          71,601
                                                    _________________________
  Gross profit                                        22,260          18,653

Operating, selling and administrative expenses        19,708          17,816
                                                    _________________________
  Operating income                                     2,552             837

Other income, net                                        371           1,332
                                                      _________________________
Income before taxes                                    2,923           2,169

Provision for income taxes                             1,169             779
                                                      _________________________
Income from continuing operations                      1,754           1,390

Discontinued operations, net of taxes                      -            (918)
                                                    _________________________
Net income                                           $ 1,754         $   472
                                                    =========================

Net income per share - Primary                          $.17           $ .05
                                                    =========================

Weighted average shares outstanding - Primary         10,323          10,943
                                                    =========================

Net income per share - Fully Diluted                   $ .17           $ .05
                                                    =========================

Weighted average shares outstanding - Fully Diluted   10,370          10,945
                                                    =========================



See notes to consolidated condensed financial statements.

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (in thousands, except per share data)


                                               Nine Months Ended September 30,
                                               _______________________________
                                                         1997         1996
                                                        ______       ______
                                                            (UNAUDITED)

Net sales                                              $285,764      $275,571

Cost of sales                                           219,534       214,949
                                                      ________________________
  Gross profit                                           66,230        60,622

Operating, selling and administrative expenses           55,847        53,378
                                                      ________________________
  Operating income                                       10,383         7,244

Other income, net                                         3,511         2,395
                                                      ________________________
Income before taxes                                      13,894         9,639

Provision for income taxes                                5,557         3,761
                                                      ________________________
Income from continuing operations                         8,337         5,878

Discontinued operations, net of taxes                     1,063        (1,381)
                                                      ________________________
Net income                                              $ 9,400       $ 4,497
                                                      ========================

Net income per share - Primary                            $ .92         $ .42
                                                      ========================

Weighted average shares outstanding - Primary            10,178        10,662
                                                      ========================

Net income per share - Fully Diluted                      $ .90         $ .42
                                                      ========================

Weighted average shares outstanding - Fully Diluted      10,357        10,784
                                                      ========================


See notes to consolidated condensed financial statements.

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (in thousands)


                                               Nine Months Ended September 30,
                                               _______________________________
                                                        1997          1996
                                                       ______        ______
                                                            (UNAUDITED)

Cash flows from operating activities:

Net income                                               $ 9,400       $4,497
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                            7,184        8,184
  Amortization of ESSOP loan guarantee                       945          973
  Decrease (increase) in:
     Accounts receivables, net                            (4,764)      (2,003)
     Inventory                                             1,607         (247)
     Net assets of discontinued operations                 1,198            -
         Other current assets                              1,206       (5,498)
     Increase (decrease) in:
     Accounts payable                                       (384)       2,942
     Accrued liabilities                                   2,066          312
     Accrued wages and related costs                       2,064        1,512
     Federal and state taxes payable                        (960)         (56)
     Foreign currency translation adjustment                (113)          21
                                                         _____________________
  Net cash provided by operating activities               19,449       10,637
                                                         _____________________

Cash flows from investing and financing activities:

  Purchase of property and equipment, net                 (7,881)      (7,533)
  (Increase) decrease in short-term investments           (1,346)        (473)
  Decrease in long-term investments                            6            -
  (Increase) in other non-current assets                 (12,668)      (4,085)
  Net proceeds from (repayment of) short-term debt           696          172
     Net proceeds from (repayment of) long-term debt       8,196        5,052
  Issuance of common stock                                 1,638        4,098
  Issuance of treasury stock                               2,599        2,853
  Reacquisition of common stock for treasury              (4,510)      (3,950)
  Increase in ESSOP guarantee                             (3,563)      (2,781)
  Unrealized (loss) on investments                            (8)          (6)
                                                         _____________________
  Net cash used in investing and financing
   activities                                            (16,868)      (6,653)
                                                         ______________________
  Net increase (decrease) in cash and cash equivalents     2,607        3,984
  Cash and cash equivalents at beginning of period        25,214       23,022
                                                         ______________________

  Cash and cash equivalents at end of period             $27,821      $27,006
                                                        =======================

See notes to consolidated condensed financial statements.
              SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. GENERAL. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q.
     Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report and Form 10-K for the period ended December 31, 1996.

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

4. ADOPTION OF FINANCIAL ACCOUNTING STANDARD No. 130 "REPORTING COMPREHENSIVE INCOME." The Financial Accounting Standards Board recently issued Statement of Financial Accounting No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") which is required to be adopted for interim and annual financial statements issued for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and it components. Comprehensive income is defined as revenue, expenses, gains and losses that under generally accepted accounting principles are excluded from net income (such as extraordinary and non-recurring gains and losses). SFAS No. 130 requires that items of comprehensive income be classified separately in the financial statements.
     The statement also requires that the accumulated balance of comprehensive income items be reported separately from retained earnings and paid-in-capital in the equity section of the balance sheet. Management does not expect that the implementation of SFAS No. 130 will have a material effect on the Company's financial position or results of operations.

5. ADOPTION OF FINANCIAL ACCOUNTING STANDARD No. 131 DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The Company will be subject to Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") for annual financial statements issues for periods beginning after December 15, 1997. SFAS No. 131 is not required in interim financial statements in the initial year of application. SFAS No. 131 requires that financial and descriptive information about operating segments of a company be provided. Generally, financial information will need to be reported on the same basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 will require additional financial disclosure by the Company, but will not have any effect on the Company's financial position or results of operations.

6. TREASURY STOCK. During the third quarter of 1997, the Company purchased 20,000 shares of its common stock in the open market at an average price of $10.50 per share. For the nine months ended September 30, 1997, the Company has purchased 479,600 shares of its common stock in the open market at an average price of $9.40 per share. These shares were classified as "treasury stock at cost," on the accompanying balance sheet.

                SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS




NET SALES

Consolidated net sales for the three months ended September 30, 1997 increased 4.7 percent or $4.2 million to $94.5 million versus $90.3 million for the third quarter of 1996. For the nine months ended September 30, 1997, net sales increased 3.7 percent or $10.2 million to $285.8 million compared to $275.6 million for the same period in 1996.

There were four factors which affected sales results during the three months ended September 30, 1997. First, the market for cardiology products continues to grow. Sales of Cardiolite(r) a proprietary heart imaging agent to which the Company has preferential distribution rights, increased approximately 30 percent for the third quarter of 1997 when compared to the same period in 1996. However, this growth has come at the expense of thallium, a lower priced generic heart imaging agent. Sales of thallium, the former cardiac agent of choice, declined by 11 percent in the third quarter of 1997 when compared to the comparable period in 1996. In addition, the cardiac stress agent, IV Persantine(R), which was a proprietary product, is now generic. While volumes have remained relatively high for I.V. Persantine(R), the Company experienced a significant price decline for this product. When taken together, the net change for these three major cardiology products amounted to a net increase of 12 percent for the third quarter of 1997. The outlook for sales performance for thallium and IV Persantine(R) are not expected to change significantly.

The second factor affecting net sales during the third quarter was new products. Technetium Tc99m Sestamibi, which has been indicated for heart imaging under the trade name Cardiolite(R), has also been approved by the Food and Drug Administration to indicate for breast imaging under the trade name Miraluma(TM). Traditionally, new product sales within the nuclear medicine market have a long ramp up period. Due to the newness of the approval, the Company is not providing guidance as to the sales performance for Miraluma(TM), other than to indicate its net sales in the third quarter of 1997 did include this new product and sales for the fourth quarter of 1997 are expected to
be positively impacted as a result of this product.   Also, the
introduction of two new oncology products in the third quarter of 1997, Verluma and Quadramet, positively impacted sales.

Thirdly, the Company made a number of pharmacy acquisitions during 1995 which added to the sales gains in 1996. There were however, no significant acquisitions in 1996. Therefore, the year-to-year growth in net sales normally attributed to pharmacy store expansion does not exist in 1997. The Company expects to either start-up or acquire radiopharmacies during 1998.

The fourth factor which impacted net sales results is the continuing push to convert the Company's "bulk" radiopharmaceutical business into "unit dose" business, which generate higher profit margins for the
Company.   In the third quarter of 1997, the Company experienced a
decline in bulk radiopharmaceutical sales of $2.3 million or 18 percent when compared to the same period in 1996.

For the nine months ended September 30, 1997, net sales were negatively affected as a result of two factors: a temporary interruption in the supply of molybdenum, the parent isotope of technetium, and the loss of a supply contract to a large hospital buying group. In June 1997, the entire nuclear medicine community experienced an interruption in the supply of molybdenum due to a labor dispute experienced by one of North America's major supplier of molybdenum. This interruption in the supply of molybdenum impacted the Company's net sales for the second quarter of 1997 by an estimated $1.4 million and $.5 million in pharmacy profit. The estimated impact on net income was in the range of $.2 million to $.3 million or earnings per share of approximately $.03 per share.

In the first quarter of 1997, the Company announced it had lost a competitive bid to supply products to a large hospital buying group to a competitor. The annual value of the contract with members of this buying group is estimated to be in the range of $60 million to $65 million. The Company believes that it will continue to service many of the existing members. It is difficult to quantify the financial impact that the loss of this contract will have on Syncor. The Company estimated that the potential negative impact in 1997 could be in the range of $5 million to $10 million for net sales and $1 million to $2 million for pre-tax profits. The Company has initiated actions to minimize any potential negative impact on its near-term financial results by continuing to provide service to those members who value the broad scope of services that Syncor provides.


GROSS PROFIT

Gross profit for the three months ended September 30, 1997 increased $3.6 million to $22.3 million, and as a percentage of net sales to
23.6 percent, compared to 20.7 percent of net sales or $18.7 million
for the comparable quarter in 1996.   For the nine months ended
September 30, 1997, gross profit increased $4.6 million to $66.2 million and as a percentage of net sales to 23.2 percent, compared to 22 percent of net sales or $60.6 million for the comparable period in 1996.

The gross margin percentage for the three months and nine months ended September 30, 1997 was positively affected in part by a re-negotiated supply agreement. The Company announced in July 1997, that it had re-negotiated its long-term material supply agreement with one of its major suppliers. The improved gross margin is due in part to this transaction and due in part to a product mix shift within the cardiology business. The decline in bulk radiopharmaceutical sales, which have a lower margins, and switching customers to the Company's full service unit dose business also plays an important part in increased margins.


OPERATING, SELLING AND ADMINISTRATIVE EXPENSES

Operating, selling and administrative expenses increased by 10.6 percent for the three months ended September 30, 1997 or $1.9 million to $19.7 million, and as a percentage of sales increased to 20.9 percent from 19.7 percent for the same period in 1996. For the nine months ended September 30, 1997, operating, selling and administrative expenses increased by 4.6 percent or $2.5 million to $55.8 million, or 19.5 percent of sales, compared to $53.4 million or 19.4 percent of sales for the same period in 1996.

The increase in operating, selling and administrative expenses for the three months ended September 30, 1997 is the result of increased labor costs associated with annual merit increases. For both the three months and nine months ended September 30, 1997, increased operating, selling and administrative expenses resulted from investments associated with the Company's Core Improvement Program, the opening of new subsidiaries and certain other costs associated with improving operations of the core business.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and short-term investments of $31.7 million at September 30, 1997, compared with $27.7 million at December 31, 1996. The Company's total debt position of $18.8 million at September 30, 1997, reflects an increase of $8.9 million when compared to the debt position at December 31, 1996 of $9.9 million.
 The primary increase in debt is the result of two bank loans. In April 1997, a bank loan was obtained by the Company to finance an acquisition and in August 1997, a loan was obtained to finance the contribution of common stock to the Company's Employees Savings and
Stock Ownership Plan.   Working capital decreased by $1.8 million to
$33.7 million at September 30, 1997, compared to $35.5 million at December 31, 1996. Days sales outstanding on receivables increased to 53 days at September 30, 1997, compared to 50 days at December 31, 1996.

The Company believes sufficient internal and external sources exist to fund operations and future expansion programs. At September 30, 1997, the Company had unused lines of credit of $18.5 million to fund short-term needs.


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

              SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES


PART II.  OTHER INFORMATION

ITEM 5. OTHER INFORMATION

STOCK REPURCHASE PROGRAM
________________________
During the third quarter of 1997, the Company purchased 20,000 shares of its common stock in the open market at an average price of $10.50 per share. The shares are classified as "Treasury Stock" on the
Company's balance sheet.    On August 8, 1997, the Company contributed
250,000 shares from Treasury Stock to the Company's Employees' Savings and Stock Ownership Plan ("ESSOP") at the fair market value on that date of $14.25 per share, for a total of $3.6 million.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) EXHIBITS

10.  Material Contracts

  10.1 Senior Management Stock Purchase Plan effective as of July 9, 1997, together with the First Amendment and the Second Amendment, each effective as of September 8, 1997.

  10.2 Credit Agreement dated August 8, 1997 between Syncor
International Corporation and Mellon Bank, N.A.

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


                                  SYNCOR INTERNATIONAL CORPORATION
                                            (Registrant)



November 13, 1997            By:  /s/ Michael E. Mikity
                                  ________________________________
                                  Michael E. Mikity
                                  Senior Vice President and
                                  Chief Financial Officer
                                  (Principal Financial /
                                  Accounting Officer)

                         SYNCOR INTERNATIONAL CORPORATION
                       SENIOR MANAGEMENT STOCK PURCHASE PLAN

     This SENIOR MANAGEMENT STOCK PURCHASE PLAN (this "Plan") is adopted by the Board of Directors (the "Board of Directors") of Syncor International Corporation, a Delaware corporation (the "Company"), effective as of the 9th day of July 1997 (the "Adoption Date").

1. PURPOSE. The purpose of this Plan is to advance the interests of the Company and its subsidiaries by providing stock ownership opportunities to members of the senior management, directors and key personnel of the Company, or any parent or subsidiary of the Company, who contribute significantly to the management, growth and financial success of the Company and its subsidiaries. The Company recognizes that aligning executive officers', directors', and key employees' personal interests more closely with those of the shareholders and with the Company's financial performance will benefit the long-term growth of the Company while aiding it in attracting and retaining employees of exceptional ability.

2. ADMINISTRATION. The Board of Directors shall, in its discretion, establish such rules and regulations as it may deem appropriate for the proper administration of the Plan and shall have full authority and power to interpret and construe any provision of the Plan, subject, however, to the provisions of Section 11(c) below. Decisions of the Board of Directors shall be final, binding and conclusive on all persons who have an interest in the Plan. The Board of Directors may, in its discretion, appoint a committee consisting of two or more persons, each of whom shall be non-employee directors, to administer this Plan.

3. AMOUNT OF STOCK. The total number of shares of common stock, $.05 par value ("Common Stock"), of the Company to be available for purchase pursuant to this Plan ("Shares") shall not exceed 1,000,000 shares. If any Shares available for purchase hereunder are not subscribed for in accordance with the terms of this Plan, such Shares will be available for future rights to purchase granted to eligible recipients hereunder.

4. ELIGIBILITY AND PARTICIPATION. Only executive officers or persons deemed to be key employees of the Company or any parent or a subsidiary of the Company who have worked for the Company for at least twelve months, and directors of the Company or a parent or a subsidiary of the Company (the "Purchasers"), may purchase Shares pursuant to the Plan. The names of the Purchasers currently eligible to participate in the Plan, and the number of Shares each is eligible to purchase, are listed on Exhibit A hereto. Each Purchaser must purchase the Shares that he or she is eligible to purchase no later than sixty (60) days after the Adoption Date, or if such Purchaser is not currently listed on Exhibit A hereto, within forty five (45) days after the Board of Directors approves the number of Shares that such Purchaser would be eligible to purchase; after such sixty- or forty five-day period, as the case may be, the Purchasers will no longer be eligible to purchase those Shares not purchased by him or her by such date.

5. VOLUNTARY AND DISCRETIONARY NATURE OF PLAN. The granting of the right to purchase Shares under this Plan shall be entirely discretionary with the Board of Directors, and nothing in this Plan shall be deemed to give any employee of the Company or of any parent or subsidiary of the Company any right to participate in this Plan or to purchase Shares. Nothing herein may be construed to limit or restrict the right of the Company or any parent or subsidiary of the Company to terminate the employment of any Purchaser at any time, with or without cause, or to increase or decrease the compensation of such Purchaser from the rate of compensation in existence at the time the Purchaser received the right to purchase Shares under the Plan. Purchasers are under no obligation to purchase any or all of the Shares made available for purchase by them.

6. PRICE. The purchase price per share of Common Stock under this Plan for a Purchaser shall be the lower of (a) the closing price or (b) the average of the bid and asked prices for one share of Common Stock, as traded in NASDAQ (the "Closing Price"), at the close of trading on the effective date of the Subscription Agreement executed by such Purchaser in the form attached hereto as Exhibit B (the "Subscription Agreement"). Payment for the Shares shall be made by means of a full recourse promissory note in the form attached hereto as Exhibit C (the "Promissory Note"), the payment of which shall be secured by a pledge of the Shares, provided that the purchase of Shares and the Promissory Note shall be void and cancelled if shareholder approval of this Plan is not obtained in accordance with Section 14 below. The Board of Directors may, in its own discretion, extend the maturity date of any Promissory Note.

7. RIGHTS OF THE SHAREHOLDER. Upon execution of the Promissory Note in payment for the Shares, the Company shall cause to be issued to the Purchaser a certificate representing the number of Shares purchased, and the Purchaser will be the record holder of such Shares with all rights of a shareholder with respect thereto, including the right to vote such Shares and the right to receive all dividends and distributions declared and paid with respect to such Shares, subject to the pledge of such dividends and distributions to the Company under the Promissory Note. Each certificate representing Shares will be deposited by the Purchaser receiving such certificate with the Company, together with a stock power endorsed in blank in fulfillment of the pledge of the Shares. If Purchaser's employment is terminated for any reason or if the Purchaser leaves the employ of the Company before the Company's shareholders approve this Plan in accordance with Section 14 below or if such approval is not obtained, the purchase of the Shares hereunder shall be rescinded and the Promissory Note shall be void and cancelled. Until the payment in full of the related Promissory Notes, the certificates will bear a legend stating that such Shares were acquired under this Plan and are governed by the terms and provisions hereof and the related Subscription Agreement and Promissory Note.

8. RIGHTS UPON TERMINATION AND/OR CHANGE IN CONTROL. From and after approval of this Plan by the Company's shareholders in accordance with Section 14 below:

       (a)    Except as set forth in Section 7 above and Subsections 8(b) and
(c) below, if the employment of the Purchaser with the Company is terminated for any reason, with or without cause or voluntarily by the Purchaser, at any time prior to the payment in full of the Promissory Note given in payment for his or her Shares, the Company shall have an option (the "Option") to purchase all or any portion of the Shares owned by the Purchaser at a price equal to the closing sale price per share of the Common Stock as traded in NASDAQ on the effective date of termination. The Company shall have thirty (30) days to exercise its Option (the "Option Period") with respect to the Purchaser's Shares. In the event that the Company does not exercise the Option, or exercises the Option only with respect to a portion of the Purchaser's Shares, the maturity date of the Promissory Note of that Purchaser shall be immediately accelerated to the date that is sixty (60) days after the expiration of the Option Period, but in no event later than the stated maturity date (or other maturity date if extended in accordance with Section 6 above) under the Promissory Note.

       (b) Notwithstanding Subsection 8(a) above, following a Change in Control (as defined below) of the Company, the maturity date of the Promissory Note shall be as set forth therein, provided, however, that if the Purchaser's employment with the Company is thereafter terminated, with or without cause or voluntarily by the Purchaser, then the maturity date of the Promissory Note of that Purchaser shall be immediately accelerated to the date that is six months after the effective date of termination established by the Company, but in no event later than the stated maturity date (or other maturity date if extended in accordance with Section 6 above) under the Promissory Note.

       For purposes of this Plan, "Change in Control" shall occur upon the occurrence of either of the following: (i) the acquisition, directly or indirectly, of twenty percent (20%) or more of the outstanding common stock of the Company by a person (as defined by Rule 13a-9 and Rule 13d-3 of the Securities Exchange Act of 1934), or group of related persons, excluding the Company, any subsidiary of the Company, or any employee benefit plan of the Company, or (ii) during any period of two consecutive years while the Promissory Notes are outstanding, individuals who at the Adoption Date constitute the Board cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds of the directors then in office who were directors at the beginning of the period.

       (c) Notwithstanding Subsections 8(a) and (b) above, in the event of a Change in Control of the Company that is not approved by the Board of Directors of the Company, the Promissory Note shall be deemed to have been fully paid by the Purchaser as of the date of the Change in Control, and all payment and other obligations of the Purchaser thereunder shall be fully extinguished and forgiven. If the forgiveness of the loan results in an excess parachute payment pursuant to Internal Revenue Code Section 280G, the amount deemed paid upon a Change in Control not approved by the Board of Directors shall be the maximum amount that may be deemed paid by the Purchaser without triggering an excess parachute payment pursuant to Internal Revenue Code Section 280G; the balance of the Promissory Note would be treated in accordance with Subsection 8(b) above.

9. FORFEITURE OF GAIN. If the Purchaser sells any Shares prior to the expiration of two years from the effective date of the sale of the Shares to him or her for any reason other than pursuant to a Change in Control of the Company, or a merger, acquisition or other corporate transaction pursuant to which the Shares are effectively sold, converted or transferred by operation of law, and such sold Shares, at the time of sale, were pledged to Syncor to secure the Purchaser's obligations under his or her Promissory Note, then twenty five percent (25%) of any gain realized by the Purchaser upon such sale shall be forfeited and paid over to the Company immediately upon such sale, less any interest payment the Purchaser may have paid to the Company under the Promissory Note with respect to those sold Shares. To the extent, however, that the sum of (i) all interest payments made by the Purchaser to the Company under the Promissory Note and (ii) the amount forfeited by the Purchaser and paid over to the Company exceeds the maximum interest amount permitted under the usury laws of California, the Purchaser shall be entitled to retain any such excess amount in order that the Company remains in compliance with applicable California laws. The purpose of this forfeiture is to further and promote the purpose of this Plan as stated in Section 1 hereof, and therefore shall not be applicable to the sale of Shares by the heirs or legal representatives of a Purchaser in the event of his or her death.

10. PURCHASER OPTION TO SELL SHARES TO COMPANY. Following approval of the Plan by the Company's shareholders in accordance with Section 14 below,
(a) in the event that the closing price for a share of Common Stock falls below ninety five percent (95%) of the Purchaser's purchase price for a Share while the Promissory Note remains outstanding (such event being hereinafter referred to as the "Threshold Event") and so long as such Threshold Event is continuing, or (b) if the Shares have not been registered by the Company under the Securities Act, the Purchaser shall have the option (the "Purchaser Option") to sell all or any portion of his or her Shares to the Company, and the Company shall be obligated to purchase all such Shares from the Purchaser. In order for the Purchaser to exercise the Purchaser Option, he or she must provide written notice (the "Purchaser Option Notice") to the Company, by facsimile, hand delivery, or certified or overnight mail, while such Threshold Event is continuing, that he or she will exercise his or her Purchaser Option. The Company shall thereafter be obligated to purchase from the Purchaser, within thirty (30) days from receipt of the Purchaser Option Notice, the Shares tendered by the Purchaser for an amount per Share equal to the Closing Price for a share of Common Stock on the date that the Purchaser Option Notice is received by the Company. The proceeds from such sale shall be used by the Purchaser to pay, in part, its obligations under the Promissory Note. If the Purchaser exercises the Purchaser Option with respect to all of his or her Shares, the Purchaser shall pay to the Company the remaining balance under the Promissory Note within thirty (30) days after the Company purchases the Purchaser's Shares. If the Purchaser exercises the Purchaser Option with respect to only a portion of his or her Shares, the Purchaser shall pay down the Promissory Note, within thirty (30) days after the Company purchases the Shares tendered by the Purchaser, such that the Purchaser's remaining obligations under the Promissory Note after taking into account such payment will not exceed the fair market value of the Purchaser's remaining Shares pledged to the Company, based on the Closing Price per share of Common Stock on the date the Purchaser Option Notice was received by the Company.

11. PURCHASE BY NON-EMPLOYEE DIRECTORS. Notwithstanding any provision in any other section of this Plan, the purchase of Shares by the Company's non-employee directors shall be governed by this Section 11:

       (a) On the Adoption Date, each non-employee director shall be eligible to purchase up to 10,000 Shares under this Plan.

       (b) If, after the Adoption Date, additional Shares are made available to the Purchasers under this Plan, each non-employee director shall be eligible to purchase additional Shares, provided however that (i) the number of additional Shares available for purchase by each non-employee director must be approved by the employee directors of the Board and (ii) the aggregate number of additional Shares available for purchase by all the non-employee directors shall not exceed five percent (5%) of all of the additional Shares.

       (c) If any decision or amendment to this Plan is made by the Board of Directors or the committee designated by the Board to administer this Plan, and such decision or amendment has the effect of benefitting the Board's non-employee directors, such decision or amendment must also be approved by a majority of directors of the Board who have no self-interest in such decision or amendment. If there are no disinterested directors with respect to such decision or amendment, then any such decision or amendment must be approved by the shareholders of the Company.

       (d) A non-employee director who becomes an employee of the Company shall not thereafter be subject to the provisions of this Section 11, but shall be thereafter be subject to the provisions of the other Sections of this Plan.

       (e) Except as set forth in this Section 11, the purchase of Shares by non-employee directors of the Company shall otherwise conform to the other terms and conditions of this Plan.

12. REGISTRATION OF SHARES. All Purchasers of the Shares will be required to agree that, unless such Shares have been registered or may otherwise be sold pursuant to an available exemption from such registration under the Securities Act, the Shares shall not be sold without the prior approval of the Company, which approval shall not be unreasonably withheld by the Company.
The Shares will be purchased by the Purchaser pursuant to the terms of his or her Subscription Agreement. The Purchasers may also be considered to be affiliates, as that term is defined in Rule 144, and be subject to further restrictions on the sale of the Shares. The Company may require that a legend be placed on all certificates representing any Shares with respect to the foregoing restrictions.

13. AMENDMENT OF THE PLAN. The Board of Directors may from time to time alter, amend, suspend or discontinue this Plan and make rules for its administration, subject, however, to the provisions of Section 11(c) above.

14. APPROVAL OF SHAREHOLDERS. This Plan is effective on the Adoption Date, subject to the approval of the Company's shareholders in accordance with Delaware law no later than twelve months after the Adoption Date. In the event that the Company's shareholders do not approve this Plan within such twelve-month period, then this Plan and all executed Subscription Agreements, Promissory Notes, and related agreements shall be void ab initio and the Company and the Purchasers shall not be bound thereby; furthermore, the Company or the Purchasers, as the case may be, shall be obligated to make the other party whole.

15. RESOLUTION OF DISPUTES. IF A DISPUTE OR CLAIM ARISES OUT OF THIS PLAN, THE COMPANY AND THE PURCHASER AGREE TO WAIVE ANY RIGHTS EACH MAY HAVE TO A JURY OR COURT TRIAL AND TO USE BINDING ARBITRATION TO RESOLVE ALL SUCH DISPUTES BETWEEN THEM. To initiate this arbitration remedy, the party raising the dispute must make a written demand for arbitration within thirty (30) days of the conduct giving rise to the claim. Absent such timely written demand, the party raising the dispute waives any entitlement or right to arbitration and any other legal or equitable remedy. Within thirty (30) days after the giving of notice by one party to the other party of its desire to refer the matter in dispute to arbitration, the parties shall agree on an arbitrator to be selected from a list of potential arbitrators obtained for this purpose from the American Arbitration Association. If the parties fail to agree on an arbitrator within said 30-day period, either party may petition any court of competent jurisdiction for the appointment of an arbitrator, and the parties shall be bound by the selection of the court. The Company and the Purchaser shall stipulate that the arbitrator must use its best efforts to complete the arbitration proceedings within forty five (45) days after selection of the arbitrator. The arbitration shall be conducted in the County of Los Angeles and shall be conducted by an arbitrator selected in accordance with the then-existing rules of practice and procedure of the American Arbitration Association or its successor. Each party will pay its own costs in connection with the arbitration.

The arbitrator shall not have the right to add to, subtract from, or modify any of the terms of this Plan, nor shall the arbitrator have the power to decide the justice or propriety of any specific provisions of this Plan or any matter reserved solely to the Company's discretion, it being understood that only the Board of Directors of the Company has the ultimate power to administer or modify the Plan. The arbitrator is fully bound to apply relevant public law, both as to substance and remedy, in accordance with statutory requirements and prevailing judicial decisions. The arbitrator shall not have the power to commit errors of law or legal reasoning.

Notwithstanding the above, if the Purchaser breaches or threatens to breach any provisions of this Plan, the Company will have the right and remedy, in addition to any other rights and remedies the Company may have under law or in equity, to have its rights under the Plan specifically enforced by any court having equity jurisdiction, all without the need to post a bond or any other security or to prove any amount of actual damage or that money damages would not provide an adequate remedy, it being acknowledged and agreed that any such breach or threatened breach will cause irreparable injury to the Company and that monetary damages will not provide an adequate remedy to the Company.

16. ASSIGNABILITY. The rights to purchase the Shares under this Plan shall not be transferable or assignable by the Purchaser, and the Shares may be purchased only by the Purchaser during his lifetime. The foregoing restriction shall not be deemed to prohibit transfers by a Purchaser of purchased Shares without consideration for estate or financial planning purposes, to the extent permitted by the Board of Directors or the committee designated by the Board to administer this Plan. Except as otherwise provided herein, the provisions of this Plan shall be binding on the heirs, successors and legal representatives of the Company and the Purchasers.

17. EXHIBITS. The list of Purchasers and number of Shares available for purchase by each attached as Exhibit A, the Subscription Agreement attached as Exhibit B, and the Promissory Note attached as Exhibit C, are hereby incorporated into this Plan by reference.

                                      EXHIBIT A

            PURCHASER                 MAXIMUM NO. OF SHARES

       FU, MONTY                             155,000
       FUNARI, ROBERT G.                     155,000
       BAGERDJIAN, HAIG S.                   100,000
       MIKITY, MICHAEL E.                    100,000
       COOP, SHEILA H.                        70,000
       SMITH, CHARLES A.                      70,000
       COFFEY, JACK L.                        70,000
       FENERIN, MICHAEL N.                    35,000
       MARTARELLA, ROY B.                     35,000
       ZIPP, CHARLES JOSEPH                   35,000
       BENDER, BRIAN                          35,000
       STONE, JAMES E.                        35,000
       MULLEN, MARC                           35,000
       GERBER, STEVEN B.                      10,000
       OKI, GEORGE S.                         10,000
       SPANGLER, ARNOLD E.                    10,000
       WAGNER, HENRY N.                       10,000
       WILENSKY, GAIL R.                      10,000


                                EXHIBIT B
                         SUBSCRIPTION AGREEMENT

This Subscription Agreement, effective as of ____________, 1997, is entered into by and between Syncor International Corporation, a Delaware Corporation (the "Company"), and the undersigned employee of the Company (the
"Shareholder")

                               WITNESSETH

WHEREAS, the Board of Directors of the Company has adopted a Senior Management Stock Purchase Plan (the "Plan") pursuant to which the Shareholder has been given the opportunity to purchase up to _______ shares of the common stock, $.05 par value, of the Company (the "Shares"), under the terms and conditions contained in that Plan; and

WHEREAS, the Shareholder desires to purchase certain of the Shares upon the terms and for the consideration set forth in the Plan;

       NOW, THEREFORE the parties hereto agree as follows:

1. SUBSCRIPTION AND PAYMENT. Shareholder hereby subscribes to purchase the number of Shares set forth on the signature page of this Subscription Agreement at a purchase price equal to $____ per Share,which is the lower of
(a) the closing price or (b) the average of the bid and asked prices for one share of common stock of the Company, as traded in NASDAQ, at the close of trading on the effective date of this Subscription Agreement. As consideration for the purchase of the Shares, Shareholder is delivering to the Company, and the Company hereby acknowledges receipt of, his or her Promissory Note payable to the Company in the aggregate principal amount of the purchase price of the Shares indicated on the signature page hereof, and the stock certificates evidencing the Shares pledged to the Company to secure payment of the Note.

2. REPRESENTATIONS AND WARRANTIES. The Shareholder hereby represents and warrants to the Company, its officers, directors, stockholders, affiliates, agents, employees and representatives as follows:

       (a) INVESTMENT INTENT. (i) The Shares are being acquired solely for the account of the Shareholder, for investment, and not with a view to or for the resale, distribution, subdivision or fractionalization thereof, (ii) the Shareholder has no contract, understanding, undertaking agreement or arrangement with any person except for the Company to sell, transfer or pledge to any person the Shares or any part thereof, (iii) the Shareholder has no present plans to enter into any such contract, undertaking, agreement or arrangement, (iv) the Shareholder understands the legal consequences of the foregoing representations and warranties to mean that the Shareholder must bear the economic risk of the investment in the Shares for an indefinite period of time, (v) the Shareholder has such knowledge and experience in financial and business matters that the Shareholder is capable of evaluating the merits and risks of acquiring the Shares, and (vi) the Shareholder acknowledges that the acquisition of the Shares involves a high degree of risk which may result in the loss of the total amount of Shareholder's investment in the Shares.

       (b) SECURITIES COMPLIANCE. The Shareholder understands that no sale, distribution, transfer or other disposition of the Shares can be made by the Shareholder unless the Shares have been registered under the Securities Act of 1933, as amended (the "Act"), and applicable securities laws of any other relevant jurisdiction, or exemptions from such registrations are available, as evidenced by an opinion of counsel satisfactory to the Company, with respect to the proposed sale, distribution, transfer or other disposition. Any purchaser on resale or transferee of the Shares will also be required to meet the suitability requirements applicable to the Shareholder, and such purchaser or the Shareholder will be required to bear all expenses of such transfer (including the costs of any legal advice or opinions required.)

       (c) EXPERIENCE. Shareholder is an executive officer, director or key employee of the Company and is knowledgeable and experienced in investments involving medical products and services generally, and the business and prospects of the Company specifically. Shareholder has such knowledge and experience in financial and business matters that he is capable of evaluating the risks of any investment in the Shares and making an informed investment decision.

       (d) NO GENERAL SOLICITATION. The Shares have been offered to the Shareholder without any form of general solicitation or advertising of any type by or on behalf of the Company or any of its officers, directors, shareholders, employees, agents or representatives.

       (e) ACCESS TO INFORMATION. The Shareholder has (i) read the Company's Annual Report on Form 10-K for the fiscal year 1996, the Company's proxy statement and annual report furnished to shareholders for their annual meeting on June 18, 1997, the Company's Form 10-Q for the quarter ended ____________, 1997 and any other reports or documents required to be filed under the Securities Exchange Act of 1934, as amended, by the Company since the last fiscal year end, (ii) had an opportunity to ask questions and receive answers concerning the actual and proposed business and affairs of the Company, and is satisfied with the results thereof, and (iii) been given access, if requested, to all documents with respect to the Company or the Plan, as well as to such other information that the Shareholder has requested, in order to evaluate fully the merits and risks of an investment in the Shares.

       (f) EXEMPT STATUS. The Shareholder understands that the Shares to be sold hereunder are being offered and sold in reliance upon exemptions from registration under the Act and state securities laws. The Shareholder understands that the Company and its officers, directors, shareholders, agents, employees and representatives are relying on, among other things, the representations and warranties of the Shareholder set forth herein in offering and selling the Shares to the Shareholder in reliance upon exemptions available under the Act and state securities laws.

       (g) DOMICILE. The Shareholder is a bona fide resident of the State of ____________.

3. RESTRICTIONS ON TRANSFER. In addition to the restrictions set forth above, the Shareholder understands and agrees that (i) the Company is under no obligation to register the Shares or to perfect any exemption for resale of the Shares under applicable securities laws, (ii) if they are not registered the Shares will be restricted securities, and must be fully paid for, and the Promissory Note given in consideration therefor fully paid and canceled, for a full year under Rule 144, before a public resale of the Shares can be made and
(iii) a legend may be placed on each certificate evidencing any of the Shares and stop transfer instructions may be issued by the Company to restrict the resale, pledge, hypothecation or other transfer of the Shares in contravention of this Agreement.

4. NOTICE. All communications hereunder will be in writing and, if sent to the Shareholder, will be mailed, delivered or faxed to Shareholder at the address set forth in the records of the Company, or if sent to the Company, will be mailed, delivered or faxed to its principal executive offices,
Attention: Chief Executive Officer.

5. SPOUSAL CONSENT. If shareholder is married, Shareholder's spouse must execute and deliver to the Company a spousal consent in the form set forth on Annex 1 attached hereto with all of the blanks appropriately completed. If such consent is not executed on the date this Agreement is delivered to the Company, Shareholder shall be deemed to have represented and warranted to the Company that Shareholder is not married and that no person has any community property interest in the Shares.

6. AMENDMENT. This Agreement may not be modified or amended except by written instrument executed by or on behalf of each of the parties hereto.

7. WAIVERS. The observance of any term of this Agreement may be waived (either generally or in a particular instance and either retroactively or prospectively) by the party entitled to enforce such term, but such waiver shall be effective only if in a writing signed by the party or parties against which such waiver is to be asserted. Unless otherwise expressly provided herein, no delay on the part of any party hereto in exercising any right, power or privilege hereunder shall operate as a wavier thereof, nor shall any waiver on the part of any party hereto of any right, power or privilege hereunder operate as a waiver of any other right, power or privilege hereunder nor shall any single or partial exercise of any right, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, power or privilege hereunder.

8. ENTIRE AGREEMENT. This Agreement and the Plan, including the exhibits, documents and agreements expressly referred to herein and therein, constitute the entire agreement between the parties hereto with respect to the matters covered hereby, and any other prior or contemporaneous oral or written understandings or agreements with respect to the matters covered hereby are expressly superseded by this Agreement and the Plan. There are no oral or unwritten agreements between the parties.

9. RESOLUTION OF DISPUTES. IF A DISPUTE OR CLAIM ARISES OUT OF THIS PLAN, THE COMPANY AND THE SHAREHOLDER AGREE TO WAIVE ANY RIGHTS EACH MAY HAVE TO A JURY OR COURT TRIAL AND TO USE BINDING ARBITRATION TO RESOLVE ALL SUCH DISPUTES BETWEEN THEM. The arbitration shall be conducted in accordance with the procedures and provisions set forth in Section 15 of the Plan.

10. SEVERABILITY. If any provision of this Agreement, or the application of such provision to any person or circumstances, shall be declared judicially to be invalid, unenforceable or void, such decision will not have the effect of invalidating or voiding the remainder of this Agreement or affect the application of such provision to other persons or circumstances, and the parties hereto agree that the part or parts of this Agreement so held to be invalid, unenforceable or void will be deemed to have been stricken herefrom and the remainder of this Agreement will have the same force and effect as if such part or parts had never been included herein. Any such finding of invalidity or unenforceability shall not prevent the enforcement of such provision in any other jurisdiction to the maximum extent permitted by applicable law.

11. APPLICABLE LAW. This Agreement shall be governed by, and construed in accordance with, the laws of the State of California, except to the extent that the Delaware General Corporation Law is applicable.

        IN WITNESS WHEREOF, this Agreement has been duly executed by the parties hereto effective as of the date first above written.

Syncor International Corporation:         The Shareholder:

______________________________            _________________________________
Robert G. Funari, President and           Name:____________________________
Chief Executive Officer                   Social Security



                           No. Of Shares Subscribed For: ___________________


                           Principal Amount of Note: $_______________


                                 ANNEX 1

                      SPOUSAL CONSENT AND AGREEMENT

The undersigned spouse of ____________________________ joins in the Subscription Agreement set forth above (the "Agreement") with respect to any interest, community property interest or otherwise, in the Shares that may be issued under the Agreement and the Promissory Note and related pledge of shares to the Company in exchange for such Shares. The undersigned has read the Agreement, is not acting under any coercion, and has had the opportunity to retain independent counsel for personal representation purposes and to explain the legal consequences of this Spousal Consent and Agreement. The undersigned agrees that any termination of the undersigned's marriage to the Shareholder named above for any reason shall not have the effect of removing any Shares otherwise subject to the Agreement from the coverage thereof.

Date: ________________, 1997.

                                          Name____________________________

                              EXHIBIT C

THIS NOTE IS ISSUED TO SECURE PAYMENT FOR SHARES OF SYNCOR INTERNATIONAL CORPORATION STOCK SOLD TO THE MAKER UNDER THE SENIOR MANAGEMENT STOCK PURCHASE PLAN OF THE COMPANY (THE "PLAN") AND IS GOVERNED BY THE TERMS AND CONDITIONS OF THE PLAN AND THE RELATED SUBSCRIPTION AGREEMENT, COPIES OF WHICH MAY BE OBTAINED UPON REQUEST BY THE MAKER AT THE EXECUTIVE OFFICES OF THE COMPANY. THIS NOTE SHALL BE VOID AND CANCELLED IF SHAREHOLDER APPROVAL OF THE PLAN HAS NOT BEEN OBTAINED BY JULY 9, 1998 IN ACCORDANCE WITH SECTION 14 OF THE PLAN.

                             PROMISSORY NOTE

$_______________                                            _________, 1997
                                                            Woodland Hills, CA

FOR VALUE RECEIVED, the undersigned promises to pay to the order of SYNCOR INTERNATIONAL CORPORATION (the "Company"), at its principal executive offices, the principal sum of _____________________________ DOLLARS ($____________), in
lawful money of the United States of America, which shall be legal tender in payment of all debts and dues, public and private, at the time of payment. This Note shall bear interest at the rate set forth below. The principal sum above is the purchase price for the shares purchased by the undersigned Maker pursuant to the Plan, at a price equal to $____ per share, which is the lower of (a) the closing price or (b) the average of the bid and asked prices for one share of common stock of the Company, as traded in NASDAQ, at the close of trading on the effective date of the undersigned Maker's Subscription Agreement with respect to those shares.

This Note shall be due and payable in full five years from the date set forth hereinabove, subject to acceleration upon termination of the Maker's employment with the Company, or cancellation of indebtedness, under the conditions and to the dates as described in the Plan. The undersigned Maker shall have the right and privilege of prepaying this Note at any time or times, in whole or in part, without notice or penalty, in principal amounts of no less than $5,000. This Note shall bear interest on the unpaid principal balance hereof from time to time at the rate of _________ percent (___%) per annum. [THE IMPUTED RATE AS OF THE EFFECTIVE DATE OF THE SUBSCRIPTION AGREEMENT] Accrued interest shall be payable annually on each anniversary date hereof.

The Maker, as well as any persons or entities to become liable for the payment of this Note, hereby expressly waive demand or presentment for payment of this Note, notice of nonpayment, protest, suit, acceleration, intention to accelerate, diligence and/or any notice of, or defense on account of, the extension of time of payment or change in the method of payments, and/or any modification of the terms hereof or of the Plan or any instrument securing or guaranteeing the payment hereof, and consent to any and all renewals and extensions in the time of payment hereof, and/or any modification of the terms hereof or of the Plan or any instrument securing or guaranteeing the payment hereof, and to any substitutions, exchange or release of any security herefor or the release of any party primarily or secondarily liable herefor, and further agree that the acceptance of late payment hereunder by the Company, waiver or other forgiveness of any other defaults by Maker, shall not constitute a waiver by the Company of any subsequent defaults, late payments or other violations of the Maker's obligations hereunder and/or in the terms of any instrument securing or guaranteeing the payment hereof.

If this Note is not paid when due (whether the same becomes due by acceleration or otherwise) and is placed in the hands of an attorney for collection, or if suit is filed hereon, or if this Note shall be collected by legal proceedings or through a probate or bankruptcy court, the undersigned Maker agrees to pay all costs of collection, including reasonable attorneys fees. Without limiting the Company's other rights and remedies, all past due installments of principal and/or interest shall bear interest at the
rate of eighteen percent (18%) per annum.   If the rate of interest required
to be paid under this Note exceeds the maximum rate permitted by applicable law, then the interest rate shall be automatically reduced to the maximum legal rate.

This Note shall be construed in accordance with the laws of the State of California and the laws of the United States applicable to transactions in California.

The payment of this Note is secured by the pledge of _________ shares of Common stock of Syncor International Corporation, $.05 par value, sold to Maker pursuant to the Plan, together with all proceeds, monies, income and benefits attributable or accruing to said property which Maker is or may hereafter become entitled to receive on account of said property, including, but not by way of limitation, all dividends and other distributions on or with respect thereto whether payable in cash, stock or other property and all subscription and other rights (collectively, the "Collateral"). Maker hereby pledges, assigns, transfers, delivers and grants to the Company a security interest in the Collateral to secure performance and payment of all obligations and indebtedness of Maker hereunder, and delivers the certificate representing the Collateral to the Company, together with a stock power endorsed in blank, to secure such pledge. This pledge of and grant of a security interest in the Collateral shall not be construed as relieving Maker from full personal liability on this Note and for any deficiency thereon, or impair or affect any other security for the payment of this Note.

A portion of the Collateral may be released from this pledge upon partial payment of the Note without altering, varying or diminishing in any way the force, effect, lien, security interest or charge of this pledge as to the Collateral not expressly released, and this pledge shall continue as a first and prior lien and charge on all of the Collateral not expressly released until this Note has been paid in full. Partial release of the Collateral upon prepayment of a portion of the principal amount of the Note may be made in the sole discretion of the Company in the amounts deemed appropriate by it, and subject to the further provisions of the Plan.

All notices hereunder shall be in writing and shall be deemed to have been delivered on the date personally delivered or on the date mailed, first class, registered or certified mail, postage prepaid, if addressed to the respective parties hereto at their address as shown in the corporate records of the Company.

IF A DISPUTE OR CLAIM ARISES OUT OF THIS PLAN, THE MAKER AND THE COMPANY AGREE TO WAIVE ANY RIGHTS EACH MAY HAVE TO A JURY OR COURT TRIAL AND TO USE BINDING ARBITRATION TO RESOLVE ALL SUCH DISPUTES BETWEEN THEM. The arbitration shall be conducted in accordance with the procedures and provisions set forth in
Section 15 of the Plan.

IN WITNESS WHEREOF, the Maker has executed this Note as of the date first above written.


                                MAKER:

                                _________________________________
                                Name:


The Company as secured party:
SYNCOR INTERNATIONAL CORPORATION

By: ___________________________________



                           FIRST AMENDMENT TO THE
                   SENIOR MANAGEMENT STOCK PURCHASE PLAN

       This FIRST AMENDMENT TO THE SENIOR MANAGEMENT STOCK PURCHASE PLAN (the "First Amendment") is adopted by the Board of Directors of Syncor International Corporation, a Delaware corporation (the "Company"), effective as of the 8th day of September 1997, and amends that certain Senior Management Stock Purchase Plan (the "Plan") approved by the Board of Directors on July 9, 1997.

       Section 4 of the Plan is hereby deleted in its entirety, and in substitution thereof shall be the following:

       4. ELIGIBILITY AND PARTICIPATION. Only executive officers or persons deemed to be key employees of the Company or any parent or a subsidiary of the Company who have worked for the Company for at least twelve months, and directors of the Company or a parent or a subsidiary of the Company (the "Purchasers"), may purchase Shares pursuant to the Plan. The foregoing notwithstanding, however, an executive officer or key employee who has not worked for the Company or its parent or subsidiary for at least twelve months may participate in the Plan upon the recommendation of the Chief Executive Officer of the Company and the approval of the Board of Directors; the terms and conditions for such officer's or key employee's eligibility to participate in the Plan shall be determined by the Chief Executive Officer an approved by the Board of Directors. The names of the Purchasers currently eligible to participate in the Plan, and the number of Shares each is eligible to purchase, are listed on Exhibit A hereto. Each Purchaser must purchase the Shares that he or she is eligible to purchase no later than sixty (60) days after the Adoption Date, or if such Purchaser is not currently listed on Exhibit A hereto, within forty five (45) days after the Board of Directors approves the number of Shares that such Purchaser would be eligible to purchase; after such sixty- or forty five-day period, as the case may be, the Purchasers will no longer be eligible to purchase those Shares not purchased by him or her by such date.


                           SECOND AMENDMENT TO THE
                     SENIOR MANAGEMENT STOCK PURCHASE PLAN

       This SECOND AMENDMENT TO THE SENIOR MANAGEMENT STOCK PURCHASE PLAN is adopted by the Board of Directors of Syncor International Corporation, a Delaware corporation (the "Company"), effective as of the 8th day of September 1997, and amends that certain Senior Management Stock Purchase Plan, approved by the Board of Directors on July 9, 1997 and amended by that certain First Amendment to the Senior Management Stock Purchase Plan effective as of the date hereof (as amended, the "Plan").

       Section 6 of the Plan is hereby deleted in its entirety, and in substitution thereof shall be the following:

       6. PRICE. The purchase price per share of Common Stock under this Plan shall be the lower of (a) the closing price or (b) the average of the bid and asked prices for one share of Common Stock as traded in NASDAQ (the "Closing Price") at the close of trading on the effective date of the Subscription Agreement executed by such Purchaser in the form attached hereto as Exhibit B (the "Subscription Agreement"). Notwithstanding the foregoing, the Board of Directors may, in its own discretion, permit a Purchaser to purchase a Share for a different price, subject to terms and conditions set by the Board of Directors. Payment for the Shares shall be made by means of a full recourse promissory note in the form attached hereto as Exhibit C (the "Promissory Note"), the payment of which shall be secured by a pledge of the Shares, provided that the purchase of Shares and the Promissory Note shall be void and cancelled if shareholder approval of this Plan is not obtained in accordance with Section 14 below. The Board of Directors may, in its own discretion, extend the maturity date of any Promissory Note.


AUGUST 8, 1997

                         CREDIT AGREEMENT
                         ________________

     This Credit Agreement dated as of August 8, 1997 is entered into between SYNCOR INTERNATIONAL CORPORATION, a Delaware corporation ("Borrower"), and MELLON BANK, N.A. ("Lender"), pursuant to the terms and conditions described herein for the purpose of loan consolidation and financing the purchase of stock by Borrower's employee stock ownership plan.

      1.   DEFINED TERMS.

           (a) The following terms used in this Agreement shall have the following meanings:

          "Affected Loans" has the meaning set forth in subsection 3(j).

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

          "Agreement" means this Credit Agreement, as amended, supplemented, or modified from time to time.

          "Business Day" means, unless otherwise provided for in this Agreement, any day excluding Saturday or Sunday on which Lender is open for business at the location where the Note is payable unless otherwise stated.

          "Closing Date" means the date on or before August 31, 1997 on which the initial borrowing of the Loan is made.

          "Code" means the Internal Revenue Code of 1986, as amended from time to time.

          "Consolidated Capital Expenditures" means, for any period, the aggregate of all expenditures (whether paid in cash or other consideration or accrued as a liability and including that portion of any lease which is capitalized in accordance with GAAP on the consolidated balance sheet of Borrower and its Subsidiaries) by Borrower and its Subsidiaries during that period that, in conformity with GAAP, are included in "additions to property, plant or equipment" or comparable items reflected in the consolidated statement of cash flows of Borrower and its Subsidiaries.

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

          "Disbursement Request Form" means the form providing the wiring instructions and account information for Borrower's account, into which Lender shall wire funds.

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

          "ESSOP" means the Employee Savings and Stock Ownership Plan maintained by Borrower.

          "Event of Default" means each of the events set forth in Section 10.

          "Exchange Act" means the Securities Exchange Act of 1934, as amended from time to time, and any successor statute.

          "Fixed Charge Coverage Ratio" means, with respect to Borrower and determined on a consolidated basis in accordance with GAAP, the ratio of (i) the sum of net income before taxes plus interest expense plus depreciation and amortization expense plus rental expense minus Consolidated Capital Expenditures to (ii) the sum of interest expense plus rental expense plus the current portion of long-term debt as of the end of the most recent fiscal quarter.

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

          "Indebtedness" means, as to any Person, without duplication, (i) all indebtedness (including principal, fees and charges) of such Person for borrowed money or for the deferred purchase price of property or services,
(ii) the undrawn amount of or unreimbursed amount under all letters of credit issued for the account of such Person and all drafts drawn thereunder, (iii) all liabilities secured by any lien on any property owned by such Person, whether or not such liabilities have been assumed by such Person, (iv) the aggregate amount required to be capitalized in conformity with GAAP under leases under which such Person is the lessee and (v) all Contingent Obligations of such Person.

          "Indemnitees" has the meaning set forth in subsection 11(d).

          "Initial Borrowing Amount" means the original principal amount of the Loan borrowed on the Closing Date.

          "Interest Rate Determination Date" means, with respect to any Rate Period, the second Business Day prior to the first day of such Rate Period.

          "Interest Rate Option" has the meaning set forth in subsection 3(b).

          "Libor Rate" shall mean, for any day for any proposed or existing Rate Segment corresponding to a Rate Period, the rate per annum determined by Lender to be the rate per annum obtained by dividing (the resulting quotient to be rounded upward to the nearest 1/16 of 1%) (A) the rate of interest (which shall be the same for each day in such Rate Period) estimated in good faith by Lender in accordance with its usual procedures (which determination shall be conclusive) to be the average of the rates per annum for deposits in United States dollars offered to major money center banks in the London interbank market at approximately 11:00 a.m., London time, two (2) London Business Days prior to the first day of such Rate Period for delivery on the first day of such Rate Period in amounts comparable to such Rate Segment (or, if there are no such comparable amounts actively traded, the smallest amounts actively traded) and have maturities comparable to such Rate Period by (B) a number equal to 1.00 minus the Libor Rate Reserve Percentage for such day.

          The "Libor Rate" may also be expressed by the following formula:

                         [average of rates offered to major
                         money banks in the London inter-
          Libor Rate =   bank market estimated by Lender]
                         [1.00 - Libor Rate Reserve Percentage]

                 "Libor Rate Loan" means at any time, that portion of the unpaid principal amount of the Note bearing interest at such time under the Libor Rate Option subject to subsections 3(h) and 3(j) hereof.

          "Libor Rate Option" has the meaning set forth in subsection 3(b).

          "Libor Rate Reserve Percentage" For any day shall mean the percentage (rounded upward to the nearest 1/16 of 1%), as determined in good faith by Lender (which determination shall be conclusive) as representing for such day the maximum effective reserve requirement (including, without limitation, supplemental, marginal and emergency requirements) for member banks of the Federal Reserve System with respect to eurocurrency funding (currently referred to as "Eurocurrency Liabilities") of any maturity. Each Libor Rate Loan shall be adjusted automatically as of the effective date of any change in the Libor Rate Reserve Percentage.

          "Loan" means, collectively, the Prime Rate Loan and the Libor Rate Loan comprising the total outstanding borrowings made pursuant to subsection 2(a) hereof.

          "Loan Documents" means this Agreement, the Note and all other documents required by Lender in connection with this Agreement and/or credit extended hereunder, all as amended, supplemented, extended or modified, from time to time.

          "London Business Day" means any day, for dealing in deposits in Dollars by and among banks in the London interbank market, excluding Saturday or Sunday and on which Lender is open for business in Pittsburgh and London and dealing in offshore dollars.

          "Margin Stock" has the meaning assigned to that term in Regulation U of the Board of Governors of the Federal Reserve System as in effect from time to time.

          "Material Adverse Effect" means (i) a material adverse effect upon the business, operations, properties, assets, condition (financial or otherwise) or prospects of Borrower or any of its Subsidiaries or (ii) the impairment of the ability of Lender to enforce the Obligations.

          "Material Subsidiary" means any Subsidiary of Borrower (i) which has an individual net worth which equals or exceeds, at the relevant time period, five percent (5%) of the net worth of Borrower and all of its Subsidiaries on a consolidated basis (including such Subsidiary), (ii) which has a net income which equals or exceeds, as of the relevant time period, five percent (5%) of the net income of Borrower and all of its Subsidiaries on a consolidated basis (including such Subsidiary) or (iii) the divestiture of which by Borrower otherwise could reasonably be expected to have a material adverse effect on the business, operations, assets or financial condition of the Borrower or of the Borrower and its Subsidiaries taken as a whole (regardless of its relative net worth).

          "Maturity Date" means December 31, 2001.

          "Note" means that certain Promissory Note dated August __, 1997, executed by Borrower to the order of Lender.

          "Notice of Conversion/Continuation" has the meaning set forth in subsection 3(f).

          "Obligations" means with respect to Person, any obligation of Person of any kind, including, without limitation, any liability of such Person on any claim, whether or not the right of any creditor to payment in respect of such claim is reduced to judgment, liquidated, unliquidated, fixed, contingent, matured, disputed, undisputed, legal, equitable, secured or unsecured, and whether or not such claim is discharged, stayed or otherwise affected by any insolvency proceeding under the U.S. Bankruptcy Code, as amended, or under any other bankruptcy or insolvency law. Without limiting the generality of the foregoing, the Obligations of Borrower under the Loan Documents include (a) the obligation to pay principal, interest, charges, expenses, fees, attorneys' fees and disbursements, indemnities and other amounts payable by Borrower under any Loan Document and (b) the obligation to reimburse any amount in respect of any of the foregoing that Lender, in its sole discretion, may elect to pay or advance on behalf of Borrower.

          "Payment Office" means (i) the office of Lender located at Mellon Bank, 3 Mellon Bank Center, 23rd Floor/Loan Administration, Pittsburgh, PA 15259, Telephone No. (412) 234-6726, Telecopier No. (412) 234-5049 or (ii)
such other office of Lender as may from time to time hereafter be designated as such in a written notice delivered by Lender to Borrower.

          "Person" means any individual, partnership, joint venture, firm, corporation, association, trust or other enterprise or any government or political subdivision or any agency, department or instrumentality thereof.

          "Plan" means any multi-employer plan or single-employer plan as defined in Section 4001 of ERISA, which is maintained or contributed to, or at any time during the five calendar years preceding the date of this Agreement was maintained or contributed to, by Borrower or by an ERISA Affiliate.

          "Potential Event of Default" means a condition or event that, after notice or lapse of time or both, would constitute an Event of Default.

          "Prime Rate" means the interest rate per annum announced from time to time by Lender as its Prime Rate. The Prime Rate may be greater or lesser than other interest rates charged by Lender to other borrowers and is not solely based or dependent upon the interest rate which Lender may charge any particular borrower or class of borrowers. Information concerning the Prime Rate may be obtained from Lender.

          "Prime Rate Loan" means at any time, that portion of the unpaid principal amount of the Note bearing interest at such time under the Prime Rate Option, subject to subsection 3(h) hereof.

          "Prime Rate Option" has the meaning set forth in subsection 3(b).

          "Rate Period" has the meaning set forth in subsection 3(c).

          "Rate Segment" means, of the Libor Rate Loan at any time, any portion of the principal amount of the Libor Rate Loan to which, at such time, there is applicable a particular Rate Period beginning on a particular day and ending on another particular day. By definition, the Libor Rate Loan is at all times composed of an integral number of discrete Rate Segments, each corresponding to a particular Rate Period. The sum of the principal amounts of all Rate Segments at any time equals the Libor Rate Loan.

          "Regulation G, T, U and X" means Regulations G, T, U and X, respectively, promulgated by the Board of Governors of the Federal Reserve System, as amended from time to time, and any successors thereto.

          "Requirement" has the meaning set forth in subsection 3(m).

          "Quick Assets" means cash, short-term cash investments, net trade receivables and marketable securities not classified as long-term investments.

          "Sale and Leaseback Transaction" means a transaction or series of transactions pursuant to which Borrower or any of its Subsidiaries, sells or transfers to any Person (other than Borrower or a Subsidiary) any property, whether now owned or hereafter acquired, and, as part of the same transaction or series of transactions, Borrower or any Subsidiary rents or leases as lessee, or similarly acquires the right to possession or use of, such property or one or more properties which it intends to use for the same purpose or purposes as such property was used by Borrower or any Subsidiary prior to the sale or transfer.

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

          "Tangible Net Worth" means, with respect to Borrower and determined on a consolidated basis in accordance with GAAP, the gross book value of Borrower's assets (excluding goodwill, patents, trademarks, trade names, organization expense, treasury stock, unamortized debt discounts and expenses, deferred research and development costs, deferred marketing expenses, and other like intangibles, and monies due from affiliates, officers, directors, or shareholders of Borrower) minus Total Liabilities, including, but not limited to accrued and deferred income taxes, and any reserves against assets.

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

          (b)  Other Definitional Provisions.

               (i) All terms defined in this Agreement shall have the defined meanings when used in the Note, the Loan Documents or any certificate or other document made or delivered pursuant hereto.

               (ii) As used herein, in the Note and in the Loan Documents, and any certificate or other document made or delivered pursuant hereto, accounting terms not defined in Section 1., and accounting terms partly defined in Section 1 to the extent not defined, shall have the respective meanings given to them under GAAP.

               (iii) The words "hereof", "herein" and "hereunder" and words of similar import when used in this Agreement shall refer to this Agreement as a whole and not to any particular provision of this Agreement, and section, subsection, schedule and exhibit references are to this Agreement unless otherwise specified.

     2.   THE LOAN FACILITY.

          (a) Commitment; Expiration. Subject to the terms and conditions of this Agreement and in reliance upon the representations and warranties of Borrower set forth herein, Lender agrees to lend to Borrower on the Closing Date an amount requested by Borrower, not exceeding Eight Million Dollars ($8,000,000), to be used for the purposes identified in Section 5. The Loan and all other amounts or Obligations owed hereunder with respect to the Loan or otherwise shall be paid in full no later than the Maturity Date. Amounts borrowed under this subsection 2(a) and subsequently repaid or prepaid may not be reborrowed. Borrower may make only one borrowing hereunder. On the Closing Date, the Loan shall accrue interest at the Prime Rate or Libor Rate, as the case may be, and shall be subject to the provisions in subsection 3(f). The Loan shall be made by crediting the account of Borrower pursuant to the Disbursement Request Form in same day funds in the amount of the borrowing.

          Borrower shall notify Lender of the designation of the Closing Date and the amount of the borrowing to be made on such date at least one (1) Business Day prior to the Closing Date. After the funding on the Closing Date, Lender shall have no further commitment to lend additional amounts.

          (b) Note. Borrower shall execute and deliver to Lender on the Closing Date, a Note substantially in the form of Exhibit A annexed hereto to evidence the Loan, in the principal amount of the aggregate amount borrowed under subsection 2(a) and with other appropriate insertions.

     3.   INTEREST ON THE LOAN.

          (a) Payment. The principal balance of the Note shall be paid in accordance with the terms set forth in the Note. Interest shall be payable in arrears. Accrued interest on the Prime Rate Loan shall be due and payable on the last Business Day of each calendar quarter commencing on September 30, 1997. Interest on each Rate Segment of the Libor Rate Loan shall be due and payable on the last day of the corresponding Rate Period. Interest on each Rate Segment of the Libor Rate Loan which has a Rate Period equal to or less than three (3) months shall be due and payable on the last day of the corresponding Rate Period. Interest on each Rate Segment of the Libor Rate Loan which has a Rate Period equal to six (6) months shall be due and payable on the (i) third month anniversary date of the first day of the corresponding Rate Period, and (ii) on the last day of the corresponding Rate Period. The Loan and all other amounts owed hereunder with respect to the Loan shall be paid in full no later than the Maturity Date, and the final installment payable by Borrower in respect of the Loan on such date shall be in an amount, if such amount is different from the amount specified in the Note, sufficient to repay all amounts owing by Borrower under this Agreement with respect to the Loan. After maturity of any part of the Note (by acceleration or otherwise), interest on such part of the Note shall be due and payable ON DEMAND.

          (b) Rate of Interest. The unpaid principal amount of the Note shall bear interest for each day until repaid in full on one or more bases selected by Borrower from among the interest rate options (the "Interest Rate Option") set forth below. Borrower understands and agrees that subject to the provisions of subsections 3(e), 3(g), 3(c)(vi) and 3(j) below, Borrower may select any number of Interest Rate Options to apply simultaneously to different parts of the unpaid principal amount of the Note and may select any number of Rate Segments to apply simultaneously to different parts of the Libor Rate Loan. The Loan shall bear interest on the unpaid principal amount thereof from the date made through maturity (whether by acceleration or otherwise) as follows: (i) if the Prime Rate Loan, then at the Prime Rate ("Prime Rate Option"); or (ii) if the Libor Rate Loan, then at the sum of the Libor Rate plus .75% per annum ("Libor Rate Option").

          (c) Rate Periods for the Libor Rate Loan. At any time Borrower selects, converts to or renews the Libor Rate Option pursuant to the applicable Notice of Conversion/Continuation set forth in subsection 3(f) below, Borrower shall fix a period (the "Rate Period") which shall be one (1), two (2), three (3) or six (6) months, which shall be acceptable to Lender, in Lender's sole discretion, during which the Libor Rate Option shall apply to the corresponding Rate Segment. Lender's right to payment of principal and interest under the Note shall in no way be affected by the fact that one or more Rate Periods may be in effect; provided that:

               (i) in the case of immediately successive Rate Periods applicable to a Rate Segment continued as such pursuant to the Notice of Conversion/Continuation, each successive Rate Period shall commence on the day on which the immediately preceding Rate Period expires;

               (ii) no Rate Period with respect to any Rate Segment shall extend beyond the Maturity Date;

               (iii) no Rate Period with respect to any Rate Segment shall extend beyond a date on which Borrower is required to make a scheduled payment of principal of the Loan unless the sum of (a) the aggregate principal amount of the Prime Rate Loan plus (b) the aggregate principal amount of Rate Segments with Rate Periods expiring on or before such date equals or exceeds the principal amount required to be paid on the Loan on such date;

               (iv) if a Rate Period would otherwise expire on a day that is not a Business Day, such Rate Period shall expire on the immediately succeeding Business Day; provided that, if any Rate Period would otherwise expire on a day that is not a Business Day but is a day of a calendar month after which no further Business Day occurs in such month, such Rate Period shall expire on the immediately preceding Business Day;

               (v) any Rate Period that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Rate Period) shall end on the last Business Day of a calendar month;

               (vi) there shall be no more than three (3) Rate Segments out-standing at any time; and

               (vii) in the event Borrower fails to specify a Rate Period for any Rate Segment in the applicable Notice of Conversion/Continuation, Borrower shall be deemed to have selected a Rate Period of one (1) month.

          (d) Determination of Applicable Interest Rate. As soon as practicable after 11:00 A.M. (Los Angeles time) on each Interest Rate Determination Date, Lender shall determine the interest rate that shall apply to the Rate Segment for which an interest rate is then being determined for the applicable Rate Period and shall promptly give notice thereof (in writing by facsimile or by telephone confirmed in writing by facsimile) to Borrower. Each determination of an interest rate or fee by Lender pursuant to any provision of this Agreement shall be conclusive and binding on Borrower in the absence of manifest error.

          (e) Libor Rate Loan After Default. After the occurrence of and during the continuation of an Event of Default, (i) Borrower may not elect to have a Rate Segment be maintained as, or converted to, another Rate Segment after the expiration of any Rate Period then in effect for such Rate Segment and (ii) subject to the provisions of subsection 3(k), any Notice of Conversion/Continuation given by Borrower with respect to a requested borrowing or conversion/continuation that has not yet occurred, shall be deemed to be rescinded by Borrower.

          (f) Conversion or Continuation. Subject to the provisions of subsections 3(e) and (j), Borrower shall have the option (i) to convert at any time all or any part of the Prime Rate Loan to one or more Rate Segments and any Rate Segment to the Prime Rate Loan or (ii) upon the expiration of any Rate Period applicable to a Rate Segment, to continue all or any portion of such Rate Segment as a new Rate Segment; provided, however, that a Rate Segment may only be converted into the Prime Rate Loan on the expiration date of the Rate Period applicable thereto; provided, further, however, that any conversion or continuation shall be in the minimum amount of One Million Dollars ($1,000,000) or integral multiples of One Hundred Thousand Dollars ($100,000) in excess of that amount. Whenever Borrower desires to make a conversion or continuation pursuant to the above, Borrower shall deliver an irrevocable notice to the Payment Office regarding such conversion or continuation ("Notice of Conversion/Continuation") to Lender no later than 11:00 A.M. (Los Angeles time) at least one (1) Business Day in advance of the proposed conversion/continuation date, in the case of a conversion to the Prime Rate Loan, and at least three (3) London Business Days in advance of the proposed conversion/continuation date, in the case of a conversion to, or a continuation of, a Rate Segment, in writing by facsimile or by telephone, confirmed in writing by facsimile. A Notice of Conversion/Continuation shall specify (i) the proposed conversion/continuation date (which shall be a Business Day), (ii) the amount and type of the Prime Rate Loan or Rate Segment to be converted/continued, (iii) the nature of the proposed conversion/ continuation, (iv) in the case of a conversion to, or a continuation of, a Rate Segment, the requested Rate Period, and (v) in the case of a conversion to, or a continuation of, a Rate Segment, that no Event of Default has occurred and is continuing.

          (g) Prime Rate Fallback. If any Rate Period expires and, one (1) or more Rate Segments corresponding to such Rate Period have not been converted or renewed in accordance with Section 3(f) hereof, then each such Rate Segment automatically shall be converted to the Prime Rate Option. If Borrower fails to select, or if Lender fails to approve an Interest Rate Option to apply to the borrowings evidenced by the Note, such borrowings shall be deemed to be at the Prime Rate Option.

          (h) Default Rate. The Loan hereunder with accrued interest thereon, regardless of the Interest Rate Option, and all other amounts owing under the Loan Documents shall bear interest at a rate equal to 2% above the applicable Interest Rate Option from and after the occurrence and during the continuance of an Event of Default.

          (i) Computation of Interest. Interest in respect of the Prime Rate Loan and the Libor Rate Loan (including any fees payable pursuant thereto), shall be calculated on the basis of a 360 day year for the actual days elapsed. Any change in the interest rate on a Prime Rate Loan resulting from a change in the Prime Rate shall become effective as of the opening of business on the day on which such change in the Prime Rate shall become effective.

          (j) Illegality or Impracticability of the Libor Rate Loan. In the event that on any date Lender shall have determined that the making, maintaining or continuation of the Libor Rate Loan (i) has become unlawful as a result of compliance by Lender in good faith with any law, treaty, governmental rule, regulation, guideline or order (or would conflict with any such treaty, governmental rule, regulation, guideline or order not having the force of law even though the failure to comply therewith would not be unlawful) or (ii) has become impracticable, unascertainable or would cause such Lender material hardship, as a result of contingencies occurring after the date of this Agreement which materially and adversely affect the London interbank market or the position of such Lender in that market, then, and in any such event, Lender shall give notice (by telefacsimile or by telephone confirmed in writing) to Borrower of such determination, which shall be conclusive. Thereafter (a) the obligation of Lender to convert the Prime Rate Loan to the Libor Rate Loan or to a discrete Rate Segment shall be suspended until such notice shall be withdrawn by Lender, (b) to the extent such determination by Lender relates to a Rate Segment then being requested by Borrower pursuant to a Notice of Conversion/Continuation, Lender shall convert or continue such Rate Segment as the Prime Rate Loan, (c) Lender's obligation to maintain its outstanding Rate Segments (the "Affected Loans") shall be terminated at the earlier to occur of the expiration of the Rate Period then in effect with respect to the Affected Loans or when required by law, and (d) the Affected Loans shall automatically convert into the Prime Rate Loan on the date of such termination, and Borrower shall not have the right to select the Libor Rate Option.

          (k) Compensation For Breakage or Non-Commencement of Rate Periods. Borrower shall compensate Lender, upon written request by Lender (which request shall set forth the basis for requesting such amounts), for all reasonable losses, expenses and liabilities (including any interest paid by Lender to lenders of funds borrowed by it to make or carry the Libor Rate Loan and any loss, expense or liability sustained by Lender in connection with the liquidation or re-employment of such funds) which that Lender may sustain: (i) if for any reason (other than a default by Lender) a conversion to or continuation of any Rate Segment does not occur on a date specified therefor in a Notice of Conversion/Continuation, (ii) if any prepayment (including any prepayment pursuant to subsection 4(a)) or other principal payment or any conversion of any of its Rate Segments occurs on a date prior to the last day of a Rate Period applicable to such Rate Segment, (iii) if any prepayment of any of its Rate Segments is not made on any date specified in a notice of prepayment given by Borrower, or (iv) as a consequence of any other default by Borrower in the repayment of the Libor Rate Loan when required by the terms of this Agreement.

          (m) Reduced Return. If Lender shall have determined that any applicable law, regulation, rule or regulatory requirement generally applicable to banks located in California and Pennsylvania (collectively in this subsection 3(m), a "Requirement") regarding capital adequacy, or any change therein, or any change in the interpretation or administration thereof by any United States federal or state governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by Lender with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on Lender's capital as a consequence of its obligations hereunder to a level below that which would have been achieved but for such Requirement, change or compliance (taking into consideration Lender's policies with respect to capital adequacy) by an amount deemed by Lender to be material (which amount shall be determined by Lender's reasonable allocation of the aggregate of such reductions resulting from such events), then from time to time, within five (5) Business Days after demand by Lender, Borrower shall pay to Lender such additional amount or amounts as will compensate Lender for such reduction. Lender does not presently have knowledge of any new Requirement or any pending change in any existing Requirement which would result in such additional amounts being owed.

     4.   PAYMENTS; PREPAYMENTS.

          (a)  Voluntary Prepayments.  Borrower may, upon not less than one
(1) Business Day's prior written or telephonic notice, in the case of the Prime Rate Loan, and three (3) Business Days' prior written or telephonic notice, in the case of the Libor Rate Loan, in each case given to Lender by 11:00 A.M. (Los Angeles time) on the date required and, if given by telephone, promptly confirmed in writing to Lender, at any time and from time to time prepay the Loan on any Business Day in whole or in part in an aggregate minimum amount of $100,000 and integral multiples of $10,000 in excess of that amount; provided, however, that a Rate Segment may only be prepaid on the expiration of the Rate Period applicable thereto. Notice of prepayment having been given as aforesaid, the principal amount of the Loan specified in such notice shall become due and payable on the prepayment date specified therein. Any such voluntary prepayment shall be applied as specified in subsection 4(c).

          (b) Manner and Place of Payment. All payments by Borrower under this Agreement, the Note or any other Loan Documents shall be made in Dollars in same day funds, without defense, setoff or counterclaim, free of any restriction or condition, and delivered to Lender not later than 11:00 A.M. (Los Angeles time) on the date due at the Payment Office for the account of Lender. Whenever any payment to be made hereunder shall be stated to be due on a day that is not a Business Day, such payment, subject to subsection 3(c)(iv), shall be made on the next succeeding Business Day and such extension of time shall be included in the computation of the payment of interest hereunder or under any Note.

          (c) Application of Voluntary Prepayments. Any voluntary prepayments of the Loan pursuant to subsection 4(a) shall be applied to reduce the scheduled installments of principal of the Loan set forth in the Note in inverse order of maturity.

     5. USE OF PROCEEDS. The proceeds of the Loan being made to Borrower, shall be applied by Borrower (i) to consolidate Borrower's existing ESSOP loans with Bank of America, NT&SA, and The First National Bank of Chicago, the proceeds of which loans were loaned by Borrower to its ESSOP to finance the purchase of Borrower's stock by the ESSOP, and (ii) to loan additional amounts to the ESSOP to enable the ESSOP to purchase additional stock in Borrower. No portion of the Loan proceeds shall be used by Borrower or any of its Subsidiaries in any manner that might cause the borrowing or the application of such proceeds to violate Regulation U or Regulation X of the Board of Governors of the Federal Reserve System or any other regulation of such Board or to violate the Exchange Act, in each case as in effect on the date of such borrowing and such use of proceeds. Following the application of the Loan proceeds, not more than 25% of the value of the assets (either of Borrower only or of Borrower and its Subsidiaries on a consolidated basis) subject to the provisions of subsection 9(a) or 9(d) or subject to any restriction contained in any agreement or instrument, between Borrower and Lender or any Affiliate of Lender, relating to Indebtedness will be Margin Stock.

     6. CONDITIONS PRECEDENT. The obligation of Lender to make the Loan hereunder is subject to the satisfaction of the following conditions:

          (a) Delivery of Documents. On or before the Closing Date (except as otherwise provided), Borrower shall deliver to Lender the following, each dated the Closing Date and in form and substance satisfactory to Lender:
        (i) Resolutions of the board of directors of Borrower approving and authorizing the execution, delivery and performance of the Loan Documents, certified as of the Closing Date by the corporate secretary or an assistant secretary of Borrower as being in full force and effect without modification or amendment;

               (ii) Signature and incumbency certificates of the officers of Borrower executing the Loan Documents;

               (iii) Executed originals of this Agreement, the Note and any other Loan Documents; and

               (iv) Such other documents as Lender may reasonably request.

          (b) Loan Fee. Borrower shall have paid to Lender a non-refundable loan fee of Ten Thousand Dollars ($10,000).

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

          (e) Officer's Certificate. Borrower shall have delivered an officer's certificate confirming the matters set forth in subsections 6(c) and
(d).

          (f) Due Diligence. Lender shall have completed its due diligence with respect to Borrower, its Subsidiaries and their business to Lender's satisfaction.

     7. REPRESENTATIONS AND WARRANTIES. In order to induce Lender to enter into this Agreement and to maintain and make the Loan, Borrower makes the following representations, warranties and agreements, which shall survive the execution and delivery of the Loan Documents and the making of the Loan:

          (a) Organization and Powers. Borrower is a corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation. Borrower has all requisite corporate power and authority to own and operate its properties, to carry on its business as now conducted, to enter into the Loan Documents and to carry out the transactions contemplated hereby and thereby.

          (b) Due Authorization. The execution, delivery and performance of this Agreement, the Note and the Loan Documents have been duly authorized by all necessary corporate action on the part of Borrower.

          (c) Binding Obligation. Each of the Loan Documents has been duly executed and delivered by Borrower and is the legally valid and binding obligation of Borrower, enforceable against it in accordance with its respective terms, except as may be limited by bankruptcy, insolvency, reorganization, moratorium or similar laws relating to or limiting creditors' rights generally or by equitable principles relating to enforceability.

          (d) No Violation. To Borrower's knowledge, the execution, delivery or performance by Borrower of this Agreement, the Note and the Loan Documents will not (i) contravene any provision of any law, statute, rule or regulation or any order, writ, injunction or decree of any court or governmental instrumentality, (ii) conflict or be inconsistent with or result in any breach of any of the terms, covenants, conditions or provisions of, or constitute a default under, or result in the creation or imposition of (or the obligation to create or impose) any lien upon any of the property or assets of Borrower pursuant to the terms of any indenture, mortgage, deed of trust, credit agreement, loan agreement or any other material agreement, contract or instrument to which Borrower is a party or by which it or any of its property or assets is bound or to which it may be subject or (iii) violate any provision of the articles or certificate of incorporation or by-laws of Borrower or any of its Subsidiaries.

          (e) Government Consents. To Borrower's knowledge, the execution, delivery and performance by Borrower of the Loan Documents and the consum-mation of the transactions contemplated thereby, do not and will not require any registration with, consent or approval of, or notice to, or other action to, with or by, any federal, state or other governmental authority or regulatory body.

          (f) Financial Statements. The (i) audited consolidated balance sheet of Borrower and its Subsidiaries at December 31, 1996 and the related audited consolidated statement of operations and cash flows of Borrower and its Subsidiaries for the fiscal year ended on such date, and (ii) unaudited consolidated balance sheet of Borrower and its Subsidiaries at March 31, 1997 and the related audited consolidated statement of operations and cash flows of Borrower and its Subsidiaries for the fiscal quarter ended on such date, each heretofore furnished to Lender, subject to year-end audit adjustments, present fairly the consolidated financial condition of Borrower and its Subsidiaries at the date of such balance sheets and statements of income. All such consolidated financial statements have been prepared in accordance with GAAP consistently applied.

          (g)  Solvency.  As of and from and after the date of this Agreement,
Borrower: (a) owns and will own assets the fair saleable value of which are
(i) greater than the total amount of liabilities (including contingent liabilities) of Borrower and (ii) greater than the amount that will be required to pay the probable liabilities of Borrower as they mature; (b) has capital that is not unreasonably small in relation to its business as presently conducted or any contemplated or undertaken transaction; and (c) does not intend to incur and does not believe that it will incur debts beyond its ability to pay such debts as they become due.

          (h) No Material Adverse Change. Since March 31, 1997, to Borrower's knowledge, no event or change has occurred that has caused or evidences, either in any case or in the aggregate, a Material Adverse Effect.

          (i) Absence of Litigation; Adverse Facts. To Borrower's knowledge, there is no action, suit, arbitration, tax claim or other dispute pending or threatened against Borrower, or any of its Subsidiaries, which, if adversely determined, could reasonably be expected to result in a Material Adverse Effect. To Borrower's knowledge, neither Borrower nor any of its Subsidiaries
(i) is in violation of any applicable laws that, individually or in the aggregate, could reasonably be expected to result in a Material Adverse Effect, or (ii) is subject to or in default with respect to any final material judgments, writs, injunctions, decrees, rules or regulations of any court or any federal, state, municipal or other governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, that, individually or in the aggregate, could reasonably be expected to result in a Material Adverse Effect.

          (j) Payment of Taxes. All material tax returns and reports of Borrower and its Subsidiaries required to be filed have been timely filed, and all taxes shown on such tax returns to be due and payable and all assessments, fees and other governmental charges upon Borrower and its Subsidiaries which are due and payable have been paid when due and payable. Borrower knows of no proposed tax assessment against it or any of its Subsidiaries which is not being actively contested by Borrower or such Subsidiary.

          (k) Subsidiaries. Each of the Subsidiaries of Borrower is a corporation duly organized, validly existing and in good standing under the laws of its respective jurisdiction of incorporation, has all requisite corporate power and authority to own and operate its properties and to carry on its business as now conducted, and is qualified to do business and in good standing in every jurisdiction where such qualification is required, in each case except where failure to be so qualified or in good standing or a lack of such corporate power and authority has not had and will not have a Material Adverse Effect.

          (l) Compliance with ERISA. Each Plan is in substantial compliance with ERISA; no Plan is insolvent or in reorganization; no Plan has an Unfunded Current Liability, no Plan has an accumulated or waived funding deficiency or permitted decreases in its funding standard account within the meaning of
Section 412 of the Code. Neither Borrower nor any ERISA Affiliate has incurred any material liability to or on account of a Plan pursuant to Sections 502(c), (i) or (l), 515, 4062, 4063, 4064, 4071, 4201 or 4204 of
ERISA or Chapter 43 of the Code or expects to incur any liability under any of the foregoing sections. No proceedings have been instituted to terminate any Plan. No condition exists which presents a material risk to Borrower of incurring a liability to or on account of a Plan pursuant to the foregoing provisions of ERISA and the Code. No lien imposed under the Code or ERISA on the assets of Borrower exists or is likely to arise on account of any Plan. Borrower shall not terminate contributions to any other employee benefit plans maintained by it if such termination shall incur any material liability to any Person interested therein. No Plan has received notice from the Internal Revenue Service of the failure of such Plan to qualify under Section 401(a) of the Code.

          (m)  Compliance with Laws; Environmental Matters.

               (i) To Borrower's knowledge, Borrower and each of its Subsidiaries are in compliance with all applicable material statutes, regulations and orders of, and all applicable material restrictions imposed by, all governmental bodies, domestic or foreign, in respect of the conduct of its business and the ownership of its property (including applicable statutes, regulations, orders and restrictions relating to environmental standards and controls), except such noncompliances as would not, in the aggregate, have a Material Adverse Effect.

               (ii) Except as set forth in Schedule 7(m) hereto, neither Borrower nor any Subsidiary, nor any of their respective officers, employees, representatives or agents, nor, to the best of their knowledge, any other person, has treated, stored, processed, discharged, spilled, or otherwise disposed of any substance defined as hazardous or toxic by any applicable federal, state or local law, rule, regulation, order or directive, or any waste or by-product thereof, at any real property or any other facility owned, leased or used by Borrower or any Subsidiary, in violation of any applicable statutes, regulations, ordinances or directives of any governmental authority or court, which violations may result in liability to Borrower or any Subsidiary or any of their respective officers, employees, representatives, agents or shareholders in an amount exceeding $100,000 for all such violations; and the unresolved violations set forth in said Schedule 7(m) will not result in liability to Borrower or any Subsidiary or any of their respective officers, employees, representatives, agents or shareholders in an amount exceeding $100,000 for all such unresolved violations. Except as set forth in said Schedule, no employee or other person has made a claim or demand against Borrower or any Subsidiary based on alleged damage to health caused by any such hazardous or toxic substance or by any waste or by-product thereof; and the unsatisfied claims or demands against Borrower or any Subsidiary set forth in said Schedule 7(m) will not result in uninsured liability to Borrower or any Subsidiary or any of their respective officers, employees, representatives, agents or shareholders in an amount exceeding $100,000 in excess of reserves on the books of Borrower for all such unsatisfied claims or demands. Except as set forth in said Schedule 7(m), neither Borrower nor any Subsidiary has been charged by any governmental authority with improperly using, handling, storing, discharging or disposing of any such hazardous or toxic substance or waste or by-product thereof or with causing or permitting any pollution of any body of water; and the outstanding related charges set forth in said Schedule 7(m) will not result in liability to Borrower or any Subsidiary or any of their respective officers, employees, representatives, agents or shareholders in an amount exceeding $100,000 for all such outstanding charges.

          (n) Title to Properties. Borrower and its Subsidiaries have (i) good, sufficient and legal title to (in the case of fee interests in real property), (ii) valid leasehold interests in (in the case of leasehold interests in real or personal property), or (iii) good title to (in the case of all other personal property), all of their respective properties and assets. Except as permitted by this Agreement, all such properties and assets are free and clear of liens, security interests and encumbrances.

          (o) True and Complete Disclosure. To Borrower's knowledge, all factual information heretofore furnished by or on behalf of Borrower or its Subsidiaries in writing to Lender for purposes of or in connection with this Agreement or any transaction contemplated herein is, and all other such factual information hereafter furnished by or on behalf of Borrower in writing to Lender (or any successor or assignee thereof) will be, true and accurate in all material respects.

          (p) Other Obligations. To Borrower's knowledge, Borrower or its Subsidiaries is not in default on any obligation for borrowed money, any purchase money obligation or, to the best of its knowledge, any other material lease, commitment, contract, instrument or obligation.

          (q) No Event of Default. To Borrower's knowledge, there is no event which is, or with notice or lapse of time would be, an Event of Default under this Agreement.

          (r) Consolidated Business Operations of Borrower. With respect to the business operations of Borrower and its Subsidiaries, on a consolidated basis, Borrower is the main operating entity, is directly responsible for at least ninety percent (90%) of all revenues and owns at least ninety percent (90%) of all assets.

     8. AFFIRMATIVE COVENANTS. Borrower covenants and agrees that until the Loan (together with all interest, fees and all other Obligations incurred thereunder), is paid in full:

          (a)  Information Covenants.  Borrower will furnish to Lender:

               (i) Quarterly Financials. Within sixty (60) days after the end of each fiscal quarter of Borrower, copies of the consolidated balance sheet of Borrower and its Subsidiaries as of the end of such fiscal quarter and consolidated statements of income and retained earnings and statements of cash flows of Borrower and its Subsidiaries for such fiscal quarter and for the portion of the fiscal year of Borrower and its Subsidiaries ending with such fiscal quarter, all in reasonable detail, prepared in accordance with GAAP, containing the certification of and signed on behalf of Borrower by the chief operating officer, president or chief financial officer of Borrower. All such balance sheets shall set forth in comparative form figures from the preceding year end. All such income statements shall reflect current period and year-to-date figures, and all such statements of cash flow shall reflect year-to-date figures.

              (ii)  Annual Financial Statements.  Within one hundred twenty
(120) days after the end of each fiscal year of Borrower, copies of the consolidated balance sheets of Borrower and its Subsidiaries as of the end of such fiscal year and consolidated statements of income and retained earnings and statements of cash flow of Borrower and its Subsidiaries for such fiscal year, in each case setting forth in comparative form the figures for the preceding fiscal year of Borrower and its Subsidiaries, all in reasonable detail and prepared in accordance with GAAP, accompanied by an unqualified opinion rendered by Borrower's regularly retained nationally recognized independent certified public accountants satisfactory to Lender and containing the certification of and signed on behalf of Borrower by the chief operating officer, president or chief financial officer.

              (iii) Officer's Certificates. At the time of the delivery of the financial statements provided for in subsections 8(a)(i) and (ii), a certificate of the chief executive officer or the chief financial officer of Borrower to the effect that, to the best of his/her knowledge, no Potential Event of Default or Event of Default has occurred and is continuing or, if any Potential Event of Default or Event of Default has occurred and is continuing, specifying the nature and extent thereof, which certificate shall also set forth the calculations required to establish whether Borrower was in compliance with the provisions of Section 9(g) at the end of such fiscal quarter or year, as the case may be.

              (iv) Notice of Default or Litigation. As soon as possible, but in no event later than seven (7) Business Days, in the case of clause (A) below, twenty (20) calendar days, in the case of clause (B) below, and ten
(10) calendar days, in the case of clause (C) below, after any officer of Borrower obtains actual knowledge thereof, notice of (A) the occurrence of any event which constitutes a Potential Event of Default or an Event of Default,
(B) any litigation or governmental or arbitration proceeding pending (x) against Borrower or any of its Subsidiaries which could reasonably be expected to result in a Material Adverse Effect or (y) with respect to the Loan Documents, and (C) any other event which could reasonably be expected to result in a Material Adverse Effect.

              (v) Other Information. From time to time, such other information or documents (financial or otherwise) as Lender may reasonably request.

          (b) Compliance with Laws. Borrower will comply with all applicable statutes, regulations and orders of, and all applicable restrictions imposed by, all governmental bodies in respect of the conduct of its business and the ownership of its property (including applicable statutes, regulations, orders and restrictions relating to (i) environmental standards and controls and (ii) compliance with ERISA in respect of any Plan), except such noncompliances as could not, in the aggregate, reasonably be expected to result in a Material Adverse Effect. In this connection each of Borrower's pharmacies shall maintain all required licenses and permits and shall comply with the regulations of the United States Nuclear Regulatory Commission, as well as corresponding state agencies.

          (c) Maintenance of Property, Insurance. Borrower will (i) keep all property necessary in its business in good working order and condition, subject to ordinary course replacements and obsolescence, and (ii) maintain with financially sound and reputable insurance companies insurance on all its property and its directors and officers in such amounts and against such risks as are reasonable and prudent for the type of businesses engaged in by Borrower and its Subsidiaries, consistent with standard industry practices for companies in the same or similar businesses.

          (d) Books, Records and Inspections. Borrower will, and will cause its Subsidiaries to, keep proper books of record and account in which full, true and correct entries in conformity with GAAP and all material requirements of law shall be made of all dealings and transactions in relation to its business and activities. Borrower will permit officers and designated representatives of Lender to visit and inspect, under guidance of officers of Borrower, any of the properties of Borrower, and to examine the books of records and accounts of Borrower and discuss the affairs, finances and accounts of Borrower with, and be advised as to the same by, its and their officers and independent accountants, all at such reasonable times (during normal business hours) and intervals and to such reasonable extent as Lender may request.

          (e) Payment of Taxes. Borrower will, and will cause each of its Subsidiaries to, pay all taxes, assessments and other governmental charges imposed upon it or any of its properties or assets or in respect of any of its income, businesses or franchises before any penalty accrues thereon, and all claims (including claims for labor, services, materials and supplies) for sums that have become due and payable and that by law have or may become a lien upon any of its properties or assets, prior to the time when any penalty or fine shall be incurred with respect thereto; provided that no such charge or claim need be paid if it is being contested in good faith by appropriate proceedings timely instituted and diligently conducted, so long as such reserve or other appropriate provision, if any, as shall be required in conformity with GAAP shall have been made therefor.

          (f) Corporate Existence. Borrower will, and will cause each of its Material Subsidiaries to, at all times preserve and keep in full force and effect its corporate existence and all rights and franchises material to its business.

          (g) Consolidated Business Operations of Borrower. With respect to the business operations of Borrower and its Subsidiaries, on a consolidated basis, Borrower shall be the main operating entity, shall be directly responsible for at least ninety percent (90%) of all revenues and shall own at least ninety percent (90%) of all assets.

     9. NEGATIVE COVENANTS. Borrower covenants and agrees that until the Loan (together with all interest, fees and all other Obligations incurred thereunder) is paid in full:

          (a) Liens. Borrower will not, and will not allow any Subsidiary to, create, incur, assume or permit to exist any lien upon or with respect to any property or assets (real or personal, tangible or intangible) of Borrower or such Subsidiary, whether now owned or hereafter acquired, except:

              (i)   liens for taxes not yet due;

               (ii) liens in respect of property or assets of Borrower or any of its Domestic Subsidiaries imposed by law, which were incurred in the ordinary course of business;

               (iii) easements, rights-of-way, restrictions, minor defects or irregularities of title;

               (iv) purchase money security interests in personal or real property acquired after the date of this Agreement if the total aggregate principal amount of debts secured by such liens does not exceed $1,000,000 at any one time;

               (v)   liens in favor of Lender; and

               (vi) existing liens described on Schedule 9(a) attached hereto.

          (b) Dividends. Borrower will not, authorize, declare or pay any dividends, except that for so long as no Event of Default or Potential Event of Default has occurred and is continuing, Borrower may declare and pay dividends on its equity securities.

          (c) Advances, Investments and Loans. Except in the ordinary course of business and as otherwise provided herein, including the transactions permitted by subsection 9(d) below, Borrower will not, and will not allow any Subsidiary to, lend money or credit or make advances to any Person (other than a Subsidiary of Borrower or an Affiliate of Borrower or such Subsidiary), or purchase or acquire any stock, obligations or securities of, or any other interest in, or make any capital contribution to, any other Person; provided, that so long as no Event of Default or Potential Default has occurred, Borrower may make loans or advances to (i) its Employee's Savings and Stock Ownership Plan to permit it to purchase stock, or (ii) any Person to permit such Person to purchase stock pursuant to the Senior Management Stock Purchase Plan.

          (d) Fundamental Changes, Consolidation, Merger, Sale of Assets, etc. Borrower will not, and will not allow any Subsidiary to, without Lender's written consent, do any of the following:

               (i) engage in any business activity substantially different from Borrower's or such Subsidiary's present line of business;

               (ii) except as set forth in clause (iii) below, liquidate or dissolve;

               (iii) enter into any consolidation, merger, pool, joint venture, syndicate, or other combination where Borrower's or such Subsidiary's contribution is in excess of $5,000,000 in any fiscal year; provided, that after entering into any such permitted consolidation or merger, Borrower shall be the surviving entity;

               (iv) lease, or dispose of all or a substantial part of Borrower's or such Subsidiary's business or assets;

               (v) acquire or purchase any other business or its assets; provided, that Borrower or any such Subsidiary may acquire or purchase another business or its assets if (A) the consideration paid for such acquisition or purchase (including assumption of debt), when added to the consideration paid for any other such acquisitions or purchases in Borrower's fiscal year does not exceed a total of $12,000,000, with no single acquisition in excess of $8,000,000; and (B) the acquisition has been approved in writing by the board of directors of Borrower or other Persons having the right to control and direct the policies of the business or assets to be acquired; provided, that acquisitions involving total consideration of less than $500,000 shall not require such written approval;

             (vi) sell or otherwise dispose of any assets for less than fair market value, or enter into any Sale and Leaseback Transaction covering any of its fixed or capital assets in an aggregate amount exceeding $500,000; and

             (vii) voluntarily suspend its business for more than five (5) days in any thirty (30) day period.

        (e) Transactions with Affiliates. Borrower will not, and will not allow any Subsidiary to, enter into any transaction or series of related transactions, whether or not in the ordinary course of business, with any Affiliate of Borrower, other than on terms and conditions substantially as favorable to Borrower as would be obtainable by Borrower at the time in a comparable arm's-length transaction with a Person other than an Affiliate.


        (f) Indebtedness. Borrower will not, and will not allow any Subsidiary to, contract, create, incur, assume or suffer to exist any Indebtedness or obligation with respect to any lease, without Lender's prior written consent, such consent not to be unreasonably withheld; provided, that Borrower or such Subsidiary may:

            (i)   incur Indebtedness owed to Lender;

            (ii) acquire goods, supplies or merchandise on trade credit in the ordinary course of business;

            (iii) endorse negotiable instruments received in the ordinary course of business;

             (iv)  obtain surety bonds in the ordinary course of business;

             (v) maintain debts and lines of credit in existence on the date of this Agreement and disclosed in writing to Lender in Borrower's financial statements dated March 31, 1997;

             (vi) incur Indebtedness for the acquisition or purchase of a business or its assets subject to the limitations under subsection 9(d) above;

             (vii) incur other Indebtedness in an aggregate outstanding amount not exceeding, at any time, $8,000,000; and

             (viii) remain liable with respect to Indebtedness described in
Schedule 9(f) annexed hereto.

         (g)  Financial Covenants.

              (i) Tangible Net Worth. Borrower shall not permit Tangible Net Worth to be less than the sum of $50,000,000 plus 50% of net income after income taxes (without subtracting losses) earned in each fiscal quarter ending on and after June 30, 1997.

              (ii) Total Liabilities to Tangible Net Worth. Borrower shall not permit the ratio of Total Liabilities to Tangible Net Worth to exceed 1.25:1.00.

              (iii) Quick Ratio. Borrower shall maintain on a consolidated basis a ratio of Quick Assets to current liabilities (including the outstandings under Borrower's line of credit) of not less than 1.10:1.00.

              (iv) Fixed Charge Coverage Ratio. Borrower shall not permit the Fixed Charge Coverage Ratio to be less than 1.25:1.00. The Fixed Charge Coverage Ratio shall be calculated at the end of each fiscal quarter based on the results of that quarter and each of the three (3) immediately preceding fiscal quarters.

     10. EVENTS OF DEFAULT. Upon the occurrence of any of the following specified events (each an "Event of Default");

           (a) Payments. Borrower shall (i) default in the payment when due of any principal portion of the Loan or the Note or (ii) default, and such default shall continue unremedied for one (1) Business Day, in the payment when due of interest on the Loan, any fees or any other amounts owing hereunder or under the Note; or

           (b) Representations, etc. Any material representation, warranty or statement made by Borrower herein or in any other Loan Document or any certificate delivered pursuant hereto or thereto shall prove to be untrue in any material respect on the date as of which made or deemed made; or

           (c) Covenants. Borrower shall (i) default in the due performance or observance by it of any term, covenant or agreement contained in subsection 8(g) or Section 9 or (ii) default in the due performance or observance by it of any term, covenant or agreement (other than those referred to in subsections 10(a) or 10(b) or clause (i) of this subsection 10(c)) contained in this Agreement and such default shall continue unremedied for a period of fifteen (15) Business Days after written notice to Borrower by Lender; or

           (d) Cross-Default. Any default occurs under any agreement in connection with which Borrower or any Subsidiary has obtained credit from another Person or which Borrower or any Subsidiary has issued a guaranty in the amount of $100,000 or more in the aggregate if the default consists of failing to make a payment when due or gives the other party the right to accelerate the obligation (whether or not resulting in acceleration); or

           (e) Other Bank Agreements. Borrower or any Subsidiary fails to meet the conditions of, or fails to perform any material obligation under, any other agreement that Borrower or any material Subsidiary has with any other bank or any affiliate of any other bank.

          (f) Bankruptcy, etc. Borrower files a bankruptcy petition, a bankruptcy petition is filed against Borrower or any material Subsidiary, or Borrower or any material Subsidiary makes a general assignment for the benefit of creditors; notwithstanding the foregoing, any bankruptcy petition filed against Borrower or any material Subsidiary will not be an Event of Default hereunder if the bankruptcy petition is dismissed within a period of sixty
(60) days after the filing thereof; or

          (g) Receivers. A receiver or similar official is appointed for Borrower's (or any material Subsidiary's) business, or the business is terminated; or

          (h) Judgments. One or more judgments, decrees or arbitration awards shall be entered against Borrower or any of its Subsidiaries involving in the aggregate a liability (not paid or fully covered by insurance) of $1,000,000 or more, and all such judgments, decrees or awards shall not have been vacated, discharged or stayed or appealed pending appeal within the permitted time period after the entry thereof; or

          (i) Changes of Control. Any Person or any two (2) or more Persons acting in concert shall have acquired beneficial ownership (within the meaning of Rule 13d-3 of the Securities and Exchange Commission, directly or indirectly, of securities of Borrower (or other securities convertible into such securities) representing 30% or more of the combined voting power of all securities of Borrower entitled to vote in the election of directors, other than securities having such power only by reason of the happening of a contingency; or

          (j) Material Adverse Effect. Any Material Adverse Effect occurs; then, and in any such event, and at any time thereafter, if any Event of Default shall then be continuing, Lender may, by written notice to Borrower, (provided, that, if an event specified in Section 10(d) shall occur with respect to Borrower, no notice shall be required) declare the principal of and any accrued interest in the Loan and all Obligations owing hereunder and thereunder to be, whereupon the same shall become, forthwith due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby waived by Borrower, and the obligations of Lender shall thereupon terminate.

     11.  MISCELLANEOUS.

          (a) Costs and Expenses. Borrower shall pay to Lender immediately upon demand, the full amount of all costs and expenses, including reasonable attorneys' fees (to include outside counsel fees and all allocated costs of Lender's in-house counsel, if any), incurred by Lender in connection with (a) the negotiation and preparation of this Agreement and each other of the Loan Documents (which such amount shall not exceed $5,000), and the preparation of any amendments and waivers hereto and thereto, (b) the enforcement of Lender's rights and/or the collection of any amounts which become due to Lender under any of the Loan Documents (including, without limitation, in appellate, bankruptcy, insolvency, liquidation, reorganization, moratorium or other similar proceedings) or the restructuring of the Loan Documents, and (c) the prosecution or defense of any action in any way related to any of the Loan Documents, including, without limitation, any action for declaratory relief.

          (b) Participations and Assignments. Lender may sell, assign, transfer, negotiate or grant participations to other financial institutions in all or part of the obligations of Borrower outstanding under the Loan Documents, provided that any such sale, assignment, transfer, negotiation or participation shall be in compliance with the applicable federal and state securities laws; and provided further that any assignee or transferee agrees to be bound by the terms and conditions of this Agreement. Lender may, in connection with any actual or proposed assignment or participation, disclose to the actual or proposed assignee or participant, any information relating to Borrower or any of its Subsidiaries.

          (c) Indemnification. Borrower hereby indemnifies and holds Lender and the officers, directors, employees, agents and Affiliates of Lender (the "Indemnitees") harmless from and against any and all claims, damages, losses, liabilities, costs or expenses (including reasonable attorneys' fees and expenses) which the Indemnitees may incur or which may be claimed against the Indemnitees by any Person by reason of or in connection with the execution, delivery or performance by Borrower of this Agreement, the Note, the Loan Documents or any transaction contemplated herein or therein; provided, that Borrower shall not be liable under this Section 11(c) to indemnify the Indemnitees for any claims, damages, losses, liabilities, costs or expenses resulting solely from Lender's gross negligence or willful misconduct.


          (d) Increased Costs. If Lender shall determine that the adoption of any applicable law, rule or regulation concerning capital adequacy or any applicable change therein, or any change in interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by Lender with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, in each case occurring after the date hereof, has or will have the effect of reducing the rate of return on Lender's capital as a consequence of its obligation to make the Loan hereunder to a level below that which Lender could have achieved but for such adoption, change or compliance (taking into consideration Lender's policies with respect to capital adequacy) by any amount deemed by Lender to be material, then from time to time, within fifteen
(15) calendar days after demand by Lender, Borrower shall pay to Lender such additional amounts as shall compensate Lender for such reduction. Lender shall promptly notify Borrower of any of the matters set forth in the preceding sentence. A certificate as to additional amounts owed Lender, showing in reasonable detail the basis for the calculation thereof, submitted in good faith to Borrower by Lender shall, absent manifest error, be final and conclusive and binding upon all of the parties hereto.

          (e) Notices. Except as otherwise set forth in this Agreement, all notices and other communications provided for hereunder shall be in writing (including facsimile communication) and mailed or sent by facsimile or delivered, if to Borrower, at its address set forth on the signature page hereof; and if to Lender, at its address set forth on the signature page hereof; or, as to each party, at such other address as shall be designated by such party in a written notice to the other party. All such notices and communications shall be effective when sent by facsimile, or three (3) days after such notice or communication is deposited in the mails, except that notices and communications to Lender pursuant to Section 3 or Section 10 shall not be effective until received by Lender.

          (f) No Waiver. No failure or delay on the part of Lender or the holder of any Note in exercising any right, power or privilege hereunder and no course of dealing between Borrower and Lender or the holder of the Note shall operate as a waiver thereof; nor shall any single or partial exercise of any right, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, power or privilege hereunder or thereunder. The remedies herein provided are cumulative and not exclusive of any remedies provided by law.

          (g)  Governing Law; Waiver of Jury Trial.

               (i) The validity, interpretation and enforcement of this Agreement and the other Loan Documents and any dispute arising out of the relationship between the parties hereto, whether in contract, tort, equity or otherwise, shall be governed by the internal laws of the State of California (without giving effect to principles of conflicts of law).

               (ii) Borrower and Lender irrevocably consent and submit to the non-exclusive jurisdiction of the state courts of the County of Los Angeles and the United States District Court for the Central District of California and waive any objection based on venue or forum non conveniens with respect to any action instituted therein arising under this Agreement or any of the other Loan Documents or in any way connected with or related or incidental to the dealings of the parties hereto in respect of this Agreement or any of the other Loan Documents or the transactions related hereto or thereto, in each case whether now existing or hereafter arising, and whether in contract, tort, equity or otherwise, and agree that any dispute with respect to any such matters shall be heard only in the courts described above.

               (iii) To the extent permitted by California law, Borrower hereby waives personal service of any and all process upon it and consents that all such service of process may be made by certified mail (return receipt requested) directed to its address set forth on the signature pages hereof and service so made shall be deemed to be completed five (5) days after the same shall have been so deposited in the U.S. mails, or, at Lender's option, by service upon Borrower in any other manner provided under the rules of any such courts. Within thirty (30) days after such service, Borrower shall appear in answer to such process, failing which Borrower shall be deemed in default and judgment may be entered by Lender against Borrower for the amount of the claim and other relief requested.

               (iv) BORROWER AND LENDER EACH HEREBY WAIVES ANY RIGHT TO TRIAL BY JURY OF ANY CLAIM, DEMAND, ACTION OR CAUSE OF ACTION (a) ARISING UNDER
THIS AGREEMENT OR ANY OF THE OTHER LOAN DOCUMENTS OR (b) IN ANY WAY CONNECTED WITH OR RELATED OR INCIDENTAL TO THE DEALINGS OF THE PARTIES HERETO IN
RESPECT OF THIS AGREEMENT OR ANY OF THE OTHER LOAN DOCUMENTS OR THE TRANSACTIONS RELATED HERETO OR THERETO IN EACH CASE WHETHER NOW EXISTING OR HEREAFTER ARISING, AND WHETHER IN CONTRACT, TORT, EQUITY OR OTHERWISE. BORROWER AND LENDER EACH HEREBY AGREES AND CONSENTS THAT ANY SUCH CLAIM,
OF ACTION SHALL BE DECIDED BY COURT TRIAL WITHOUT A JURY AND THAT BORROWER
OR LENDER MAY FILE AN ORIGINAL COUNTERPART OF A COPY OF THIS AGREEMENT WITH ANY COURT AS WRITTEN EVIDENCE OF THE CONSENT OF THE PARTIES HERETO TO THE WAIVER OF THEIR RIGHT TO TRIAL BY JURY.

               (v) Lender shall not have any liability to Borrower (whether in tort, contract, equity or otherwise) for losses suffered by Borrower in connection with, arising out of, or in any way related to the transactions or relationships contemplated by this Agreement, or any act, omission or event occurring in connection herewith, unless it is determined by a final and non-appealable judgment or court order binding on Lender, that the losses were the result of acts or omissions constituting gross negligence or willful misconduct. In any such litigation, Lender shall be entitled to the benefit of the rebuttable presumption that it acted in good faith and with the exercise of ordinary care in the performance by it of the terms of this Agreement.

          (h) Amendment. No amendment or waiver of any provision of the Loan Documents nor consent to any departure by Borrower therefrom, shall in any event be effective unless the same shall be in writing and signed by Lender and Borrower, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

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

          (k) Severability. In case any provision in or obligation under this Agreement, the Note or the Loan Documents shall be invalid, illegal or unenforceable in any jurisdiction, the validity, legality and enforceability of the remaining provisions or obligations, or of such provision or obligation in any other jurisdiction, shall not in any way be affected or impaired thereby.

          (l) Effectiveness: Binding Effect. This Agreement shall become effective when it shall have been executed by Borrower and Lender and thereafter shall be binding upon and inure to the benefit of Borrower, Lender and their respective successors and assigns, except that Borrower shall not have the right to assign its rights hereunder or any interest herein without the prior written consent of Lender.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their respective officers thereunto duly authorized, as of the date first above written.

                         MELLON BANK, N.A.


                         By: /s/ Richard M. McNiven
                             __________________________
                             Richard M. McNiven,
                             Assistant Vice President

                             Notice Address:

                             Mellon Bank
                             Mellon Bank Center
                             400 South Hope Street
                             5th Floor
                             Los Angeles, CA 90071
                             Attention:  Richard M. McNiven
                             Telecopier: (213) 629-0484


                              SYNCOR INTERNATIONAL CORPORATION


                              By: /s/ Haig S. Bagerdjian
                                  ____________________________
                                  Haig S. Bagerdjian
                                  Senior Vice President,
                                  Business Development,
                                  and Secretary

                               Notice Address:
                               6464 Canoga Avenue
                               Woodland Hills, CA 91367
                               Attention:  Haig S. Bagerdjian
                                           Senior Vice President
                                           Business Development,
                                           and Secretary
                               Telecopier: (818) 737-4606


                               SCHEDULE 7(m)

                          ENVIRONMENTAL MATTERS

          The Environmental Protection Agency has identified Borrower as one of approximately 800 companies that have allegedly made improper disposals of hazardous waste at RAMP Industries in Denver, Colorado. Borrower has been informed by the EPA that it will assess and apportion liability costs for clean up in late 1997. Borrower estimates its exposure, if any, to be less than $50,000.

                              SCHEDULE 9(a)
                             EXISTING LIENS

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

2. Pledge and Security Agreement, dated June 28, 1993, between Management and Boston Capital Corporate Tax Credit Fund II, lender (the "Fund"), pursuant to which Management granted a security interest to the Fund of all of its right, title and interest as a limited partner in the Fund.


                               SCHEDULE 9(f)
                           EXISTING INDEBTEDNESS

1. The Guarantee of Parent Corporation, dated June 28, 1993, made by Borrower in favor of Boston Capital Corporate Tax Credit Fund II (the "Fund"), pursuant to which Borrower guarantees the payment and performance of Management's obligations under the $1,980,000 investor Promissory Note in favor of the Fund.

2. The Guarantee of Parent Corporation, dated July 1996, made by Borrower in favor of John Hancock, pursuant to which Borrower guarantees the payment and performance of Management's obligations under the $2,637,833 Promissory Note in favor of John Hancock in connection with its investment in the American Tax Credit Corporate Fund III, L.P.

3. Guarantees made and to be made by Borrower in favor of landlords of office space used by subsidiaries of Syncor Diagnostics, LLC., pursuant to which Borrower guarantees the payment and performance of the subsidiaries' rental obligations.

4. Loan Agreement, dated March 31, 1997, between Syncor Pharmaceuticals, Inc. and The First National Bank of Chicago, in the amount of $6,500,000, payment of which is guaranteed by Borrower.


                                   EXHIBIT A

                                [FORM OF NOTE]

                        SYNCOR INTERNATIONAL CORPORATION

                        PROMISSORY NOTE DUE DECEMBER 31, 2001

$_____________                                    August __, 1997

          FOR VALUE RECEIVED, SYNCOR INTERNATIONAL CORPORATION, a Delaware corporation ("Company"), promises to pay to the order of MELLON BANK, N.A. ("Payee"), or its registered assigns the principal amount of ______________ DOLLARS ($_________) (the "Original Principal Balance") in the installments referred to below.

          Company also promises to pay interest on the unpaid principal amount hereof, from the date hereof until paid in full, at the rates and at the times which shall be determined in accordance with the provisions of that certain Credit Agreement dated as of August ___, 1997 by and among Company and Payee, as lender (said Credit Agreement, as it may be amended, supplemented or otherwise modified from time to time, being the "Agreement", the terms defined therein and not otherwise defined herein being used herein as therein defined).

          Company shall make principal payments on this Note in eighteen (18) consecutive quarterly installments, commencing on September 30, 1997, continuing on the last day of each calendar quarter thereafter and ending on December 31, 2001. Each such installment shall be in an amount equal to one-eighteenth (1/18) of the Original Principal Balance; provided that the last such installment shall be in an amount sufficient to repay the entire unpaid principal balance of this Note, together with all accrued and unpaid interest thereon.

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

          Subject to Section 3 (c)(iv) of the Agreement, whenever any payment on this Note shall be stated to be due on a day which is not a Business Day, such payment shall be made on the next succeeding Business Day and such extension of time shall be included in the computation of the payment of interest on this Note.

          This Note is subject to prepayment at the option of Company as provided in subsection 4(a) of the Agreement.

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

                                     SYNCOR INTERNATIONAL CORPORATION



                                       By: __________________________
                                           Haig S. Bagerdjian
                                           Senior Vice President,
                                           Business Development,
                                           and Secretary