Form 10-K
period 1997-12-31
SYNCOR INTERNATIONAL CORP /DE/
filed 1998-04-01
CIK 202763

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
             ______________________________________________________

                                 FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
             ______________________________________________________

                  For the Year Ended December 31, 1997
                     Commission File Number 0-8640


                     SYNCOR INTERNATIONAL CORPORATION
          (Exact name of registrant as specified in its charter)

   Delaware                                            85-0229124
(State or other jurisdiction of                  (Identification No.)
IRS Employer Incorporation or organization)


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes_X_   No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such stock on March 19, 1998 was $158,763,010. For purposes of the foregoing calculation, each executive officer and director of Registrant was deemed an "affiliate" of Registrant. The number of shares outstanding (excluding treasury shares) of the Registrant's $0.05 par value common stock as of March 19, 1998 was 10,138,767 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Annual Report to Stockholders for the year ended December 31, 1997, are incorporated by reference into Parts I, II and IV of this report.

Portions of Registrant's definitive Proxy Statement for Registrant's Annual Meeting of Stockholders on June 16, 1998, are incorporated by reference into
Part III of this report.
                      SYNCOR INTERNATIONAL CORPORATION

                            TABLE OF CONTENTS

                         FORM 10-K ANNUAL REPORT

                             December 31, 1997

PART I                                                                  Page

Item 1.   BUSINESS........................................................1

Item 2.   PROPERTIES......................................................7

Item 3.   LEGAL PROCEEDINGS..............................................10

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............10



PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS............................................10

Item 6.   SELECTED FINANCIAL DATA........................................10

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS..........................................10

Item 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA........10

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE...........................................10



PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............11

Item 11.  EXECUTIVE COMPENSATION.........................................11

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.....................................................11

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................11



PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.......................................................12

                                    PART I
Item 1.  BUSINESS.

Unless otherwise indicated, the term "Syncor" or the "Company" as used in this report refers to Syncor International Corporation, incorporated in 1985 under the laws of the State of Delaware, and its consolidated subsidiaries.

GENERAL DEVELOPMENT OF BUSINESS

The general development of the Company's business for the year ended December 31, 1997, is covered in the letter from the Chairman of the Board and the President and Chief Executive Officer to the Company's stockholders in the Company's Annual Report to Stockholders for said year and is incorporated into this Form 10K by reference. A copy of the Company's Annual Report to Stockholders is attached as Exhibit 13.

PRINCIPAL PRODUCTS PRODUCED AND SERVICES RENDERED

Radiopharmacy Business

The Company is primarily a pharmacy services company engaged in compounding, dispensing and distributing radiopharmaceutical products and services to hospitals and clinics through its network of 119 nuclear pharmacy service centers in the United States and thirteen nuclear pharmacy service centers outside of the United States. The Company's pharmacies process radiopharmaceutical prescriptions in convenient packaging for the customer, called "unit dose". The unit dose is then applied to a specific patient for diagnostic imaging of physiological functions and organ systems and for monitoring and treatment of diseases.

In addition, the Company provides various services in connection with the sale of radiopharmaceuticals, including radiopharmaceutical record keeping required by federal and state government agencies, and radiopharmaceutical technical consulting. The Company also markets and distributes imaging cold kits, isotopes, medical reference sources, and nuclear and pharmacy equipment and accessories. The Company estimates that its pharmacies serve approximately 7,000 hospitals and clinics in 40 states throughout the United States.

Manufacturing Business

As a result of an acquisition made in 1997, the Company, through its subsidiary, Syncor Pharmaceuticals, Inc., now manufactures Iodine-123 capsules in its manufacturing facility in Golden, Colorado. An Iodine-123 capsule is a radiopharmaceutical diagnostic product used for thyroid disorders. As a result of the acquisition, the Company has enhanced its ability to maintain a reliable supply of Iodine-123 capsules for its customers and their patients, and hopes to package and distribute other Iodine-123 pharmaceutical products in the near future. The financial results from the operations of Syncor Pharmaceuticals have had a positive impact on the Company's overall gross profit margin.

Medical Imaging Business

In 1997, the Company began a series of transactions to expand its role in the field of medical imaging. In February 1997, the Company, together with National Diagnostic Services, Inc., formed Syncor Diagnostics, LLC for the purpose of establishing and operating magnetic resonance imaging ("MRI") centers using a new MRI design that features an open, permanent magnet.
Syncor Diagnostics currently has seven open MRI centers in operation or under construction, and plans to open three more open MRI centers by the end of the third quarter of 1998. In the first quarter of 1998, the Company announced or completed the acquisition of three imaging businesses (through mergers or asset acquisitions) from the following companies: National Diagnostic Services, Inc., based in Thousand Oaks, California; TME, Inc., based in Houston,
Texas; and International Magnetic Imaging, Inc., based in Boca Raton,
Florida. As a result of these acquisitions, the Company will own 26 medical imaging centers (including the ten open MRI centers of Syncor Diagnostics) and will manage (with no or less than 50% ownership interest) an additional 23 medical imaging centers located in eleven states and Puerto Rico by the end of the third quarter of 1998. The centers are concentrated primarily in California, Arizona, Texas and Florida. The Company intends to consolidate its medical imaging business into one subsidiary, Comprehensive Medical Imaging, Inc.

These medical imaging centers provide one or more outpatient diagnostic imaging services, including MRI (42 centers), computerized tomography or CT (14 centers), nuclear imaging (4 centers), X-ray (8 centers), ultrasound (11 centers), mammography (9 centers) and fluoroscopy (4 centers). The Company's goal is to offer its customers comprehensive imaging services across multiple geographic markets. The medical services provided in each imaging center are performed by groups of radiologists affiliated with the Company. The board-certified radiologists interpret diagnostic images and supervise technicians performing medical imaging procedures, while the Company performs marketing, legal, billing and other administrative and technical functions.

The description of the Company's various activities in the Company's Annual Report to Stockholders for the year ended December 31, 1997 is incorporated into this Form 10-K by reference.

SOURCES AND AVAILABILITY OF RAW MATERIALS

The Company's pharmacies dispense approximately sixty different radiopharmaceutical products, which are obtained primarily from six suppliers. The Company's principal supplier of radiopharmaceutical products is the Radiopharmaceutical Division of The DuPont Merck Pharmaceutical Company ("DuPont"), with whom the Company has had a long-standing relationship with respect to the distribution of its products, including its bulk radiopharmaceutical products since February 1, 1994.

If DuPont is not able to supply its proprietary products to the Company, the Company's operations could be negatively impacted. Management believes, however, that if any one of the suppliers of proprietary radiopharmaceuticals to the Company failed to supply products, the Company's other current suppliers would be able to supply additional products to make up most of the shortfall. The failure of two or more suppliers to provide products at a particular time, however, could have an adverse effect on the Company's business.

The Company derives approximately 60 percent of its radiopharmacy net sales per day from technetium-based products. The Company obtains its supply of technetium, a radioactive isotope, from technetium generators provided primarily by DuPont. Since radioactive isotopes decay naturally, the Company cannot stockpile technetium generators for use during temporary shortages. DuPont's supply of technetium generators was interrupted for six days in May 1997 as a result of a labor dispute experienced by its main supplier of molybdenum, the parent isotope of technetium. The supply interruption had an adverse impact on the Company's sales. In order to prevent a similar interruption, DuPont is attempting to secure alternative molybdenum sources. A similar interruption, depending on its duration, could have a material adverse effect on the Company's business.

In March 1997, the Company entered into an agreement to act as the preferred distributor for positron radiopharmaceuticals produced by P.E.T.Net Pharmaceutical Services , LLC. In April 1997, the Company signed an agreement with PerImmune Inc. to market and distribute HumaSPECT /CR, a human monoclonal antibody for the diagnosis and staging of colorectal cancer, and other invivo imaging and therapeutic radiopharmaceutical products. The Company also maintains distribution agreements with other suppliers.
The principal raw
material used by the Company in its manufacturing facility in Colorado is the radioactive isotope, Iodine-123. The Company obtains its supply of Iodine-123 from MDS Nordion, which has supplied the material without interruption during the last five years.

The Company is consistently in pursuit of improving its relationships with current suppliers and developing new long-term relationships.

PATENTS, TRADEMARKS, AND LICENSES

The Company owns a number of trademarks and patents, including patent rights to the SECURE Safety Insert System , a safety insert container system used for the safe delivery, handling and disposal of unit dose products. In June 1997, the Company introduced a new family of proprietary radiopharmaceutical delivery systems referred to as the "Pigs" (Piglet , Piglet2 and PETPig ). The Pigs are tungsten containers that weigh considerably less than current lead containers and set new industry standards for the safe transport and handling of radioactive substances. They also provide enhanced radiation shielding resulting in a reduction in radiation exposure to our pharmacy personnel and customers.

The Company also licenses its proprietary Unit Dose Manager , NucLink and Windows-based SYNtrac integrated software and hardware systems to its customers to assist their nuclear medicine departments and to facilitate electronic communication between the Company's local radiopharmacies and customers. As of December 31, 1997, the Company had approximately 1,335 customers who were active licensees of the software systems. The foregoing trademarks, patents and licenses are key components to the Company's ability to operate its pharmacies efficiently, provide high quality customer service, and build mutually beneficial long-term relationships with the Company's customers.

DEPENDENCE ON CUSTOMERS

Radiopharmacy Customers

The Company has primarily two types of radiopharmacy customers. The first type of customer is a national account customer, which may be a national managed care provider or a group purchasing organization. The national account customer owns, manages or negotiates contracts for a network of hospitals and clinics that purchase most of their radiopharmaceutical requirements from the Company. In 1997, the Company signed a five-year sole source national contract with VHA, Inc. and a five-year sole source national contract with AmeriNet, Inc., and in January 1998, a three-year sole source national contract with Kaiser Permanente. Other national account customers include Columbia/HCA, TENET and Health Service Corporation of America.
Sales to national account customers was valued at approximately $195 million in 1997, representing nearly 51% of the Company's total sales. Sales to the Company's three biggest national account customers (VHA, Inc., Columbia/HCA and AmeriNet, Inc.) accounted for approximately 54% of the total national account sales. The second type of customer is an individual hospital or clinic that is not affiliated with a national managed care provider or group purchasing organization. Sales to non-affiliated U.S. hospitals and clinics was valued at approximately $170 million in 1997, representing nearly 45% of the Company's total sales.

The Company's radiopharmacy operations are such that none of its business is dependent upon a single customer. If two or more national account customers were to merge and their affiliated or member hospitals and clinics cease to use the Company's services, such a loss could have a short-term negative impact on the Company's operations.

In February 1997, the Company announced the termination of its national agreement to distribute radiopharmaceuticals to Premier members formerly affiliated with AmHS and SunHealth. The Company, however, continues to provide radiopharmaceutical products and services to many of the Premier members.

Manufacturing Customers

The Company's manufacturing facility in Colorado supplies almost 95% of its Iodine-123 capsules to the Company's radiopharmacies. The Company aims to expand the customer base for its Iodine-123 capsules.

Medical Imaging Customers

The Company's ability to attract medical imaging customers depends on its ability to attract referrals from health care providers and from physicians representing various medical specialties. Referrals may depend on the existence of a contractual relationship between a center and a patient's insurance carrier or between a center and a health care provider (such as a managed care provider, hospital or clinic). The loss of one or a few large customers would not have a material adverse effect on the Company's business; however, such a loss could have a material adverse impact on the local imaging centers operated by the Company with whom such customers do business.

COMPETITIVE CONDITIONS

Radiopharmacy Business

The nuclear medicine market is divided into two segments: the market for bulk products and the market for unit dose products. In 1997, the U.S. nuclear medicine market was valued at approximately $800 million, with unit dose sales accounting for approximately 75 to 80 percent of the market, and bulk product sales accounting for the remaining 20 to 25 percent.

With respect to the bulk sales market, the Company competes with radiopharmaceutical manufacturers that sell their products directly to hospitals and clinics or indirectly through radiopharmacies. The hospital or clinic, in turn, compounds the bulk product into unit doses. Through its distribution agreements with manufacturers, primarily with DuPont, the Company is able to compete with manufacturers for bulk business.

The core of the Company's business, however, is in unit dose sales, which generate higher profit margins than bulk sales. In 1997, the Company's unit dose sales represented 90 percent of the Company's total radiopharmacy sales. The Company's management believes that the advantages to customers of using a centralized radiopharmacy to compound unit doses rather than preparing their own radiopharmaceutical products include: (i) reduced risk of radiation exposure to hospital personnel; (ii) cost savings due to the Company's volume purchasing power; (iii) better utilization of time-sensitive products purchased from radiopharmaceutical manufacturers; (iv) reduction in the time needed to maintain extensive records required by regulatory agencies; and (v) elimination or reduction of personnel, working space and equipment that would otherwise have been necessary to compound unit doses.

The Company's radiopharmacies compete for unit dose sales primarily with two radiopharmaceutical manufacturers that have also set up their own centralized radiopharmacies to supply unit doses to customers. The Company's radiopharmacies also compete with approximately 95 to 100 independent radiopharmacies located in small- to medium-size cities throughout the U.S. The advantages to operating an independent radiopharmacy include lower start-up and overhead costs and greater management flexibility. In certain markets, there is competition with universities which own and operate centralized radiopharmacies. The advantages to operating a university radiopharmacy include having a guaranteed customer base from the university's nuclear medicine department and having access to subsidies from the university. In 1997, the Company held approximately 50 to 55 percent of the market share for unit dose sales.

The Company differentiates itself from its competitors, and adds value to its customers, by providing: (i) unit dose radiopharmaceuticals under rigorous quality control standards; (ii) a comprehensive nuclear medicine product line;
(iii) professional consultation and delivery services; (iv) the SECURE Safety Insert System and the Pigs system for the safe delivery, handling and disposal of unit dose products; and (v) the Unit Dose Manager and SYNtrac software and hardware systems to allow customers to better manage their nuclear medicine departments. In addition, the Company distinguishes itself from its competitors by providing radiopharmaceutical products and services with a Service Difference Guarantee.

Medical Imaging Business

The Company's medical imaging centers compete primarily with local hospitals, independent imaging centers owned by physician groups and multi-center imaging companies. The principal competitive factors are the quality and timeliness of results, price, center location, type of equipment available at the center, reputation of interpreting radiologists and the center's ability to establish and maintain relationships with health care providers and referring physicians. The Company plans to enhance its patient referral network by building on existing relationships with health care providers and physicians developed through its radiopharmacy business. The Company also plans to differentiate itself from the competition by becoming a leader in providing multi-modality services in local markets, thereby making it a partner of choice for health care providers that are increasingly preferring to work with fewer service providers that offer comprehensive services.

GOVERNMENT REGULATION

Radiopharmacy and Manufacturing Business

Each of the Company's pharmacies is licensed by and must comply with the regulations of the United States Nuclear Regulatory Commission ("NRC") or corresponding state agencies. In addition, each pharmacy is licensed and regulated by the Board of Pharmacy in the state where it is located. The Company's manufacturing facility in Colorado is licensed by the state of Colorado for radioactive materials and is licensed by the Food and Drug Administration ("FDA") as a manufacturing facility. The FDA also inspects the facility for compliance with its "good manufacturing practices" standards.

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

Compliance with the applicable environmental control laws and regulations, such as those regulating the use and disposal of radioactive materials, is inherent in the industry and the normal operations of the Company's pharmacies and its manufacturing facility. Historically, compliance with such laws and regulations has not had a material adverse effect on the capital expenditures, earnings or competitive position of the Company.

Medical Imaging Business

The federal government and all states in which the Company operates or plans to operate medical imaging centers regulate various aspects of the medical imaging business. Failure to comply with these laws and regulations could have an adverse impact on the Company's ability to receive reimbursement for its services from government agencies and could also result in civil and criminal penalties against the Company and its management.

The establishment and operation of outpatient diagnostic imaging centers are subject to various licensure requirements. Some states require a Certificate of Need ("CON") in certain circumstances to establish, construct, acquire or expand healthcare facilities and services. The Company may also have to comply with federal certification requirements, such as the federal certification requirement to provide mammography examinations. The Company's imaging centers are also subject to federal and state regulations relating to testing standards, personnel accreditation and compliance with government reimbursement programs.

The Medicare Anti-Kickback Act and similar state statutes prohibit the offering, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare or Medicaid patients or patient care opportunities, or in return for the purchase, lease or order or provision of any item or service that is covered by Medicare or Medicaid. Violations of the Anti-Kickback Act or similar state statutes could result in substantial civil and/or criminal penalties. Violations could also result in the Company's exclusion from Medicare or Medicaid programs. The Company believes that its medical imaging centers, including the recently-acquired centers, are in material compliance with the Anti-Kickback Act and similar state statutes.

The "Stark II" statute, enacted under the Omnibus Budget Reconciliation Act of 1993, prohibits a physician from making a referral to an entity for the furnishing of designated health services (including diagnostic imaging services) for which Medicare may otherwise pay, if the physician has a financial relationship with that entity. The regulations governing Stark II have yet to be finalized; the Company, however, believes that it is currently in material compliance with the statute, and intends to comply fully with the Stark II regulations once they are finalized. Based on a review of the proposed Stark II regulations, the Company believes that, as currently proposed, compliance with the Stark II regulations will not have a material adverse impact on the operations of the Company's imaging centers.

FOREIGN OPERATIONS

As of December 31, 1997, the Company owned and operated nuclear pharmacy service centers in ten foreign markets: Hong Kong; Taipei, Taichung and Kaoshiung (Taiwan); Manila (Philippines); Mexico City (Mexico); Bangkok (Thailand); San Juan (Puerto Rico); Sydney (Australia); and Johannesburg (South Africa). The Company also has joint ventures to operate nuclear pharmacies in Beijing and Shanghai (China). In March 1998, the Company opened a radiopharmacy in Seoul, South Korea. Additional foreign sites are also being considered for development.

In 1997, the Company began managing a hospital's nuclear medicine department in Chia-Yi City (Taiwan), and entered into a long term agreement to produce positron emission tomography (PET) radiopharmaceuticals in Taichung (Taiwan).

The Company's foreign operations are not immune to the inherent uncertainties and risks of currency fluctuations, political and civil unrest, trade restrictions, and inconsistent market and regulatory conditions.

EMPLOYEES

As of December 31, 1997, the Company employed approximately 2,281people in the United States, of which approximately 1,402 were full-time employees. As a result of its recent acquisitions of three medical imaging businesses, by the beginning of the second quarter of 1998, the Company will employ an additional

513 employees, of which approximately 410 will be full-time employees.

Item 2.  PROPERTIES.

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

The Company and its consolidated subsidiaries lease (and in one location own) and operate a number of pharmacies whose locations are set forth in the following table*:

STATE         LOCATION              STATE          LOCATION
ALABAMA       Birmingham            MISSOURI       Kansas City
              Mobile                               Overland (St. Louis)
ARIZONA       Gilbert (Mesa)                       Springfield
              Tucson                NEBRASKA       Omaha
ARKANSAS      Jonesboro             NEVADA         Las Vegas
              Little Rock                          Reno
CALIFORNIA    Bakersfield           NEW JERSEY     Kenilworth (Newark)
              Berkeley              NEW MEXICO     Albuquerque
              Colton                NEW YORK       The Bronx
              Fresno                               Cheektowaga (Buffalo)
              Modesto                              Franklin Sq. (Long Island)
              Placentia                            Newburgh
              Redding                              Rochester
              Sacramento                           Syracuse
              San Diego                            Troy (Albany)
              San Jose              NORTH CAROLINA Charlotte
              Torrance                             Greensboro
              Van Nuys (Los Angeles)OHIO           Cincinnati
COLORADO      Colorado Springs                     Columbus
              Denver                               Girard (Youngstown)
CONNECTICUT   Glastonbury (Hartford)               Holland (Toledo)
              Stamford                             Miamisburg (Dayton)
DELAWARE      Seaford                              Uniontown/Green (Akron)
FLORIDA       Fort Myers                           Valley View (Cleveland)
              Gainesville           OKLAHOMA       Oklahoma City
              Jacksonville                         Tulsa
              Jupiter               OREGON         Portland
               (West Palm Beach)    PENNSYLVANIA   Allentown
              Miami Lakes (Miami)                  Bloomsburg
              Pensacola                            Bristol (N. Philadelphia)
              Pompano Bech                         Duncansville (Altoona)
               (Ft. Lauderdale)                    Hummelstown (Harrisburg)
              Sarasota                             Pittsburgh
              Tampa                                Sharon Hill (Philadelphia)
              Winter Park (Orlando) RHODE ISLAND   Providence
GEORGIA       Augusta               SOUTH CAROLINA Columbia
              Columbus              TENNESSEE      Chattanooga
              Doraville (Atlanta)                  Jackson
              Rome                                 Knoxville
ILLINOIS      Des Plaines                          Memphis
              Chicago                              Nashivlle
              Springfield           TEXAS          Amarillo
INDIANA       Ft. Wayne**                          Austin
              Indianapolis                         Beaumont
IOWA          Des Moines                           Corpus Christi
KANSAS        Wichita                              Dallas
KENTUCY       Lexington                            El Paso
              Louisville                           Fort Worth
LOUISIANA     New Orleans                          Houston
MARYLAND      Silver Springs                       Lubbock
              Timonium (Baltimore)                 San Antonio
MASSACHUSETTS Woburn (Boston)       VIRGINIA       Richmond
MICHIGAN      Grand Rapids                         Virginia Beach
              Southfield (Detroit)  WASHINGTON     Seattle
              Swartz Creek (Flint)                 Spokane
              Moorhead (Fargo, ND)                 Tacoma
MINNESOTA     St. Paul              WEST VIRGINIA  Huntington
MISSISSIPPI   Flowood (Jackson)     WISCONSIN      Appleton (Green Bay)
              Gulfport                             Wauwatosa (Milwaukee)
              Tupelo

* The Company also owns an interest in pharmacies in: Salt Lake City, Utah; Midland, Texas; and Huntsville, Alabama.
**    Managed by, and under the name of, Spectrum Pharmacy, Inc.

Pharmacy lease terms vary from less than one year to approximately ten years, and average approximately five years. Leased areas average approximately 4,500 square feet.

As a result of the recent acquisitions of medical imaging businesses, by the second quarter of 1998, the Company will own or manage medical imaging centers in various locations throughout the U.S. The following table lists the medical imaging centers and describes the Company's ownership interest in each center and the types of imaging modalities offered in each center*:


NAME OF CENTER            LOCATION          PROPERTY OWNERSHIP MODALITIES
Advanced Medical Imaging  Stuart, FL          N/A       0      MRI
of Stuart
Bakersfield Cath. Lab     Bakersfield, CA     N/A       0      Catheteriza-
                                                               tion Laboratory
Boston Avenue Imaging     Altamonte Springs   Leased    6.34   MRI/CT/
                          FL                                   Fluoroscopy/
                                                               Mammography/
                                                               Ultrasound
Comprehensive Open MRI -  Bakersfield, CA     Leased    50     MRI
 Bakersfield
Comprehensive Open MRI -  Dallas, TX          Leased    50     MRI
 Dallas
Comprehensive Open MRI -  Encino, CA          Leased    50     MRI
 Encino
Comprehensive Open MRI -  Fullerton, CA       Leased    50     MRI
 Fullerton**
Comprehensive Open MRI -  Laguna Hills, CA    Leased    50     MRI
 Laguna Hills
Comprehensive Open MRI -  Plano, TX           Leased    50     MRI
 Plano**
Comprehensive Open MRI -  Sacramento, CA      Leased    50     MRI
 Sacramento
Coppell Diagnostic        Coppell, TX         N/A       0      MRI/CT/Nuclear
 Imaging Center                                                Medicine/
                                                               Ultrasound/

                                                               Mammography/
                                                               X-ray
Corona Inland MRI         Corona, CA          Leased    100    MRI
Crescent City MRI         New Orleans, LA     Leased    26.08  MRI
Desert CT/MRI             Palm Springs, CA    Leased    100    MRI/CT
Desert CT/MRI             Rancho Mirage, CA   Leased    100    MRI/CT
Fox Valley Imaging        Naperville, IL      Leased    6.37   MRI/CT/X-ray
 Center
Greenville MRI            Greenvile, NC       Leased    23.12  MRI
Huntington Plaza MRI      Pasadena, CA        N/A       0      MRI
IMI of Arlington***       Arlington, VA       Leased    100    MRI
IMI of Boca Raton***      Boca Raton, FL      Owned     100    MRI/CT/X-ray
IMO Diagnostic Center***  Plantation, FL      Leased    100    CT/Mammography/
                                                               X-ray/Ultra-
                                                               sound/Nuclear
                                                               Medicine/
                                                               Tomography
IMI of Kansas City***     Overland Park, KS   Owned     100    MRI
IMI of Miami***           Miami, FL           Leased    100    MRI/CT/X-ray/
                                                               Fluorscopy/
                                                               Ultrasound/
                                                               Mammography
IMI of North Miami        Miami, FL           Leased    100    MRI/Ultrasound
IMI of Oakland Park***    Oakland Park, FL    Leased    100    MRI
IMI of Pine Island***     Plantation, FL      Owned     100    MRI
IMI of San Juan           Santurce,           Owned     100    MRI
 Beach***                  Puerto Rico
Inland Imaging            Upland, CA          Leased    6.34   MRI
 Associates
Jeferson Imaging - Bala   Bala Cynwyd, PA     Leased    6.37   MRI
Jefferson Imaging -       Langhorne, PA       Leased    6.34   MRI
 Langhorne
Los Gatos MRI             Los Gatos, CA       Leased    14.07  MRI
MRI or Orlando***         Orlando, FL         Leased    50     MRI/CT/
                                                               Mammography/
                                                               Ultrasound
MRI of Woodbridge         Woodbridge, AZ      Leased    6.37   MRI
Medical Imaging Center    W. Orange, NJ       Leased    14.80  MRI/CT/
 of the Oranges                                                Ultrasound/
                                                               Mammography/
                                                               Fluoroscopy
Mesa MRI                  Mesa, AZ            Leased    6.37   MRI
Mid States Diagnostic     Wichita, KS         N/A       0      Ultrasound/
                                                               Nuclear
                                                               Medicine
Mountain View MRI         Paradise Valley, AZ Leased    6.34   MRI
Oak Valley CT             Oakdale, CA         N/A       0      CT
Plano Diagnostic          Plano, TX           N/A       0      MRI/CT/Nuclear
                                                               Medicine/
                                                               Ultrasound/
                                                               Mammography/
                                                               X-ray
Riverside MRI             Riverside, CA       Leased    6.35   MRI/Fluorscopy
Tampa Diagnostic          Tampa, FL           Leased    6.37   MRI
 Institute
Texoma Diagnostic         Sherman, TX         N/A       0      MRI/CT/
                                                               Ultrasound/
                                                               Mammography/
                                                               X-ray
Thunderbird MRI           Glendale, AZ        Leased    100    MRI
Valley MRI                Phoenix, AZ         Leased    59.16  MRI
West Coast Radiology      Santa Ana, CA       N/A       0      MRI/CT/
 Center                                                        Mammography/
                                                               Ultrasound/

                                                               Nuclear
                                                               Medicine/X-ray/
                                                               Bone Density
                                                               Testing/Radia-
                                                               tion Therapy
Wichita Diagnostic        Wichita, KS         Leased    100    MRI
Services

* In addition to the listed medical imaging centers, the Company receives a fee for managing the equipment leases in 12 other medical imaging centers.
**   Center is scheduled to begin operations during the second quarter of
1998.
*** Pending closing of the acquisition of International Magnetic Imaging, Inc. scheduled to occur on March 31, 1998.


In connection with the recent medical imaging acquisitions, the Company will also assume leases of corporate offices in three locations: Thousand Oaks, California; Houston, Texas; and Boca Raton, Florida. The Company is reviewing its options with respect to these corporate office leases, but as of March 1998, no decision had been made as to whether any of these offices will be closed or reduced in size.

Item 3.  LEGAL PROCEEDINGS.

The Company and its subsidiaries are involved in various litigation proceedings. Many of the claims asserted against the Company in these proceedings are covered by insurance. The results of litigation proceedings cannot be predicted with certainty. In the opinion of the Company's General Counsel, however, such proceedings either are without merit or do not have a potential liability which would materially affect the financial condition of the Company and its subsidiaries on a consolidated basis.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


                                  PART II
Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

The information relating to the Company's Common Stock which appears in the Company's Annual Report to Stockholders for the year ended December 31, 1997, under Note 13, "Selected Quarterly Results of Operations" and Stockholder Information, included in this Form 10-K Annual Report as Exhibit 13, is incorporated by reference.

Item 6.  SELECTED FINANCIAL DATA.

The selected financial data which appears in the Company's Annual Report to Stockholders for the year ended December 31, 1997, under the heading of "Selected Financial Data", included in this Form 10-K Annual Report as Exhibit 13, is incorporated by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's discussion and analysis of financial condition and results of operations which appears in the Company's Annual Report to Stockholders for the year ended December 31, 1997, under the heading of "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in this Form 10-K Annual Report as Exhibit 13, is incorporated by reference.

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

The consolidated financial statements and the notes thereto which appear in the Company's Annual Report to Stockholders for the year ended December 31, 1997, under the headings of "Consolidated Statements of Income" and "Consolidated Balance Sheets", included in this Form 10-K Annual Report as
Exhibit 13, are incorporated by reference. Schedules containing certain supporting information are also included. See Financial Statement Schedules on page 12 hereof.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information called for by Item 10 of Form 10-K is incorporated by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders, to be held on June 16, 1998, which will be filed with the Commission pursuant to Regulation 14A of the Securities and Exchange Commission ("Regulation 14A") within 120 days from December 31, 1997.

Based solely upon its review of Forms 3, 4 and 5 furnished to the Company, the Company believes that all reports required to be filed during 1997 pursuant to
Section 16(b) of the Securities Exchange Act of 1934 were timely filed, except that Brad Nutter, the Company's new Executive Vice President and Chief Operating Officer since July 1997, was late in filing his Form 3.


Item 11.  EXECUTIVE COMPENSATION.

The information called for by Item 11 of Form 10-K is hereby incorporated by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 16, 1998, which will be filed with the Commission pursuant to Regulation 14A within 120 days from December 31, 1997.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
The information called for by Item 12 of Form 10-K is hereby incorporated by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 16, 1998, which will be filed with the Commission pursuant to Regulation 14A within 120 days from December 31, 1997.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information called for by Item 13 of Form 10-K is hereby incorporated by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 16, 1998, which will be filed with the Commission pursuant to Regulation #14A within 120 days from December 31, 1997.


                                 PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)  1.  Consolidated Financial Statements.

                  The consolidated financial statements listed below, together with the report thereon of KPMG Peat Marwick LLP, dated February 25, 1998, which appear in the Company's Annual Report to Stockholders for the year ended December 31, 1997, included in this Form 10-K Annual Report as Exhibit 13, are hereby incorporated herein by reference.

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

                  Schedule II   Valuation and Qualifying Accounts..........14

                  All other schedules and financial statements of the Company are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

              3.  Index to Exhibits.

                  The list of exhibits filed as part of this report on Form 10-K or incorporated by reference appears as Index to Exhibits on page 15.

         (b)  Reports on Form 8-K filed in the Quarter Ended December 31,
1997.

              None.

         (c)  Exhibits.

               The exhibits required by Item 601 of Regulation S-K are filed with this Form 10-K Annual Report or are incorporated by reference and are listed in the Index to Exhibits on page 15.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SYNCOR INTERNATIONAL CORPORATION


                                           /s/ Robert G. Funari
                                     By ____________________________
                                        Robert G. Funari
                                        President and Chief Executive Officer
                                        Date:  3/31/98

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  /s/ Monty Fu
______________________________
Monty Fu, Chairman of the Board and Director
Date: 3/31/98

 /s/ Robert G. Funari
______________________________
Robert G. Funari, President, Chief Executive Officer
(Principal Executive Officer) and Director
Date: 3/31/98

 /s/ Brad Nutter
______________________________
Brad Nutter, Executive Vice President and
Chief Operating Officer
3/31/98

 /s/ Michael E. Mikity
______________________________
Michael E. Mikity, Senior Vice President, Chief Financial Officer
and Treasurer (Principal Financial and Accounting Officer)
Date: 3/31/98

 /s/ Haig S. Bagerdjian
_______________________________
Haig S. Bagerdjian, Senior Vice President, Secretary and
General Counsel
Date: 3/31/98

 /s/ George S. Oki
______________________________
George S. Oki, Director
Date: 3/31/98

 /s/ Arnold E. Spangler
______________________________
Arnold E. Spangler, Director
Date: 3/31/98

 /s/ Steven B. Gerber
______________________________
Steven B. Gerber, M.D., Director
Date: 3/31/98

 /s/ Henry N. Wagner
______________________________
Henry N. Wagner, Jr., M.D., Director
Date: 3/31/98

 /s/ Gail R. Wilensky
______________________________
Dr. Gail R. Wilensky, Director
Date: 3/31/98



                 SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Schedule II. Valuation and Qualifying Accounts

(In thousands)
______________________________________________________________________________

                           Balance                                   Balance
                              at          Costs                      at End
                          Beginning        and        Deductions       of
Description               of Period      Expenses        (A)         Period
_____________________________________________________________________________

Year Ended
December 31, 1997

Allowance for doubtful
accounts                    $ 911          $ 0          $ 129        $ 1,040

Year Ended
December 31, 1996
Allowance for doubtful
accounts                    $1,097         $  0         $ 186        $   911

Year Ended
December 31, 1995
Allowance for doubtful
accounts                    $1,154         $609         $ 666        $ 1,097


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

10.   Material Contracts

      10.1 Syncor International Corporation 1981 Master Stock Option Plan, as amended, filed as part of the Company's Proxy Statement dated November 5, 1985, for its Annual Meeting of Stockholders held November 26, 1985, and incorporated herein by reference.*

      10.2 Form of Indemnity Agreement substantially as entered into between the Company and each Director and Officer, filed as Exhibit 3.2 Appendix A to the Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.*

      10.3 Form of Benefits Agreement substantially as entered into between the Company and each Director, filed as Exhibit 10.8 to the Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.*

      10.4 Form of Benefits Agreement substantially as entered into between the Company and certain employees, filed as Exhibit 10.8 to the Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.*

      10.5 Syncor International Corporation 1990 Master Stock Incentive Plan, as amended and restated as of June 18, 1997, filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.*

      10.6 Form of Stock Option Agreement substantially as entered into between the Company and certain employee Directors and employees filed as
Exhibit 10.15 to the Form 10-K for year ended December 31, 1993, and incorporated herein by reference.*

      10.7 Form of Stock Option Agreement substantially as entered into between the Company and certain non-employee Directors filed as Exhibit 10.16 to the Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.*

      10.8 Non-Employee Director 1995 Stock Incentive Award Agreement dated January 24, 1995 entered into between the Company and Arnold E. Spangler, filed as Exhibit 10.17 to the Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.*

      10.9 Non-Employee Director 1995 Stock Incentive Award Agreement dated January 24, 1995 entered into between the Company and George S. Oki, filed as
Exhibit 10.18 to the Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.*

      10.10 Non-Employee Director 1995 Stock Incentive Award Agreement dated January 24, 1995 entered into between the Company and Henry Wagner, Jr, filed as Exhibit 10.19 to the Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.*

      10.11 Non-Employee Director 1995 Stock Incentive Award Agreement dated April 29, 1996, entered into between the Company and Gail Wilensky, filed as
Exhibit 4.3(b) to the Registration Statement on Form S-8 filed on December 20, 1996 to register the shares underlying said Award Agreement, and incorporated herein by reference.*

      10.12 Non-Employee Director 1995 Stock Incentive Award Agreement dated April 29, 1996, entered into between the Company and Steven Gerber, filed as
Exhibit 4.3(a) to the Registration Statement on Form S-8 filed on December 20, 1996 to register the shares underlying said Award Agreement, and incorporated herein by reference.*

      10.13 Subscription Agreement, dated July 15, 1996, executed by Syncor Management Corporation in favor of American Tax Credit Corporate Fund III, L.P., together with a Promissory Note, dated July 15, 1996, executed by Syncor Management Corporation in favor of John Hancock Mutual Life Insurance Company, as assignee of Corporate Credit, Inc., and the Guarantee of Parent Corporation, dated July 15, 1996, executed by the Company in favor of John Hancock Mutual Life Insurance Company, as assignee of Corporate Credit, Inc. These agreements were filed as Exhibit 10.15 to the Form 10-K for the year ended December 31, 1996, and are incorporated herein by reference.

      10.14 The 1995 Management Incentive Plan of the Company, filed as
Exhibit 10.20 to the Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.*

      10.15 The 1996 Management Incentive Plan of the Company, filed as
Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.*

      10.16 The 1997 Management Incentive Plan of the Company, filed as
Exhibit 10.18 to the Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.*

     10.17 The Office Lease, dated as of September 30, 1996, between Massachusetts Life Insurance Company and the Company, relating to the office lease for the Company's corporate headquarters in Woodland Hills, California, filed as Exhibit 10.19 to the Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

      10.18 Lease, dated May 30, 1996, between the Company and Technology Park/Atlanta, Inc., relating to the office lease for the Company's administrative office in Duluth, Georgia, filed as Exhibit 10.20 to the Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

      10.19 Non-employee Director Stock Compensation Plan, dated August 27, 1996, filed as Exhibit 4.3 to the Form S-8 Registration Statement filed by the Company with the SEC on December 20, 1996.*

      10.20 Loan Agreement, dated March 31, 1997, among Syncor
Pharmaceuticals, Inc., as borrower, the Company, as guarantor, and The First National Bank of Chicago, as lender, filed as Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.

      10.21 Employment Agreement, dated January 1, 1997, between Monty Fu, the Company's Chairman of the Board, and the Company, filed as Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.*

      10.22 Employment Agreement, dated January 1, 1997, between Robert Funari, the Company's President and Chief Executive Officer, and the Company, filed as Exhibit 10.3 to the Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.*

      10.23 Credit Agreement, dated August 8, 1997, between Syncor International Corporation and Mellon Bank, N.A., filed as Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

      10.24 Syncor International Corporation Deferred Compensation Plan effective January 1, 1998.*

     10.25 Consulting Agreement, dated January 31, 1998, between James F. Mitchell and the Company.*

      10.26 Credit Agreement, dated as of January 5, 1998, among the Company, as borrower, The First National Bank of Chicago, as lender and administrative agent, and Mellon Bank, N.A., as lender.

11.   Statement Re:  Computation of Per Share Earnings

      Computation can be clearly determined from the material contained in the Company's Annual Report to Stockholders for year ended December 31, 1997.

13.   Annual Report to Security Holders

      Syncor International Corporation Annual Report to Stockholders for the year ended December 31, 1997, except for specific information in such Annual Report expressly incorporated herein by reference, is furnished for the information of the Commission and is not to be deemed "filed" as part hereof.


21.   Subsidiaries of the Registrant
27.   Financial Data Schedule
                                                 State or Country
Name of Subsidiary                               of Organization

Syncor Diagnostics, LLC***                       California
Syncor Management Corporation                    Delaware
Syncor Midland, Inc.                             Texas
Syncor Pharmaceuticals, Inc.                     Delaware
TME, Inc.                                        Delaware
Comprehensive Medical Imaging, Inc.              Delaware
National Diagnostic Imaging, Inc.                Delaware
Beijing Syncor Medicine Corporation, Ltd.        People's Republic of China
Pharmatopes (Proprietary) Limited**              South Africa
Shanghai Syncor Medicine Corporation, Ltd.       People's Republic of China
Specialised Medical Trading Pty. Ltd.**          Australia
Syncor de Mexico, S.A. de C.V.**                 Mexico
Syncor de Puerto Rico, Inc.**                    Puerto Rico
Syncor Hong Kong Limited**                       Hong Kong
Syncor International (Thailand) Co., Ltd.        Thailand
Syncor Korea, Inc.**                             South Korea
Syncor New Zealand Limited**                     New Zealand
Syncor Pharmacies Australia Pty. Ltd.**          Australia
Syncor Overseas Ltd.                             British Virgin Islands
Syncor Philippines, Inc.**                       Philippines
Syncor Taiwan, Inc.**                            Taiwan

23.   Consent of KPMG Peat Marwick LLP

________________________________
*    Management contracts or compensatory plan
**   Subsidiaries of Syncor Overseas Ltd.
***  50% owned by Syncor


                                EXHIBIT 10.24

                       SYNCOR INTERNATIONAL CORPORATION
                         DEFERRED COMPENSATION PLAN

WHEREAS, Syncor International Corporation ("Corporation") desires to retain the services of a select group of management or highly compensated employees and members of the Board of Directors of the Corporation and recognizes that the loss of the services of any member of such group would result in substantial loss to the Corporation; and

WHEREAS, Syncor International Corporation desires to recognize the services rendered in the past and to be rendered in the future by the members of such group;

NOW THEREFORE, Syncor International Corporation hereby adopts this Deferred Compensation Plan for a select group of management or highly compensated employees and members of the Board of Directors as hereinafter set forth:

                          ARTICLE 1 -- DEFINITIONS

For purposes hereof, unless otherwise clearly apparent from the context, where the following terms appear as proper nouns, they shall have the meanings indicated below.

1.1 Account Balance: With respect to each Participant, Deferred Amounts, Corporate Contributions under this Plan, and any amount transferred from the Prior Plan, as further adjusted for Additions on such amounts.

1.2 Additions: A dollar amount equivalent to the underlying performance of the hypothetical investment funds specified by the Committee and designated by the Participant in accordance with Section 2.3.

1.3 Beneficiary: Any person or persons (including, without limitation, the trustees of any testamentary or inter vivos trust), as designated from time to time in writing pursuant to Article 4, to whom any benefits may be payable upon the death of a Participant under to Article 3.

1.4 Board of Directors: The Board of Directors of Syncor International Corporation, as constituted from time to time.

1.5 Committee: The Deferred Compensation Plan Committee consisting of any person or persons appointed by the Chief Executive Officer of the Corporation to administer the Plan. The Committee may assign some of the routine administrative functions to any department of the Corporation or another organization at its discretion.

1.6 Compensation: Total salary, bonuses (including, but not limited to Compensation paid under the Corporation's management incentive plans) and fees paid or accrued by the Corporation for services rendered by a Participant and reportable on Form W-2 or Form 1099, as the case may be, as taxable income for federal income tax purposes. Compensation, as defined herein, does not include car allowances or other forms of taxable welfare benefits.

1.7 Corporate Contribution: A monthly contribution amount by the Corporation on behalf of to either an Employee Participant or Director Participant as follows:

        (1) To an Employee Participant in the Plan for so long as he or she remains an Employee Participant and remains an employee of the Corporation. Such amounts shall be contributed on behalf of the Employee Participant at a rate of twenty-five percent (25%) on up to fifteen percent (15%) of the Compensation deferred by the individual Employee Participant as limited by Section 2.1(d). The Corporation will not match deferrals in excess of fifteen percent (15%); and

       (2) To a Director Participant in the Plan for so long as he or she remains a Director Participant and remains a member of the Board of Directors of the Corporation. Such amounts shall be contributed on behalf of the Director Participant at a rate of twenty-five percent (25%) on all Compensation deferred by the Director Participant.

1.8 Corporation: Syncor International Corporation, a Delaware corporation, and any successor thereof, including any affiliated corporation that adopts this Plan with the consent of the Board of Directors of the Corporation

1.9 Deferred Amount: An amount credited to this Plan by the Corporation in lieu of payment to a Participant as Compensation.

1.10 Director Participant: Any member of the Board of Directors of the Corporation, who has executed an application for participation pursuant to
Section 2.1, and who is participating in this Plan from time to time. However, notwithstanding any designation to the contrary, any member of the Board of Directors of the Corporation who was a participant in the Prior Plan and elected to receive a distribution from the Prior Plan shall not be eligible now or at any time in the future to participate in this Plan.

1.11     Effective Date of Plan: January 1, 1998.

1.12 Employee Participant: Any manager or highly compensated employee of the Corporation designated by the Committee to be eligible for participation in the Plan, who has executed an application for participation pursuant to
Section 2.1, and who is participating in this Plan from time to time.
However, notwithstanding any designation to the contrary, any manager or highly compensated employee of the Corporation who was a participant in the Prior Plan and elected to receive a distribution from the Prior Plan shall not be eligible now or at any time in the future to participate in this Plan.

1.13     Participant: A Director Participant or an Employee Participant.
1.14 Plan: The Syncor International Corporation Deferred Compensation Plan effective January 1, 1998 and as from time to time amended and in effect.

1.15     Plan Year: January 1 through December 31.

1.16 Prior Plan: The Syncor International Corporation Deferred Compensation Plan made effective as of July 1, 1991.

1.17 Termination of Service: The termination (by death, retirement, or otherwise) of a Participant's service as a member of the Board of Directors or as an employee of the Corporation, as the case may be.

                      ARTICLE 2 -- DEFERRED COMPENSATION

2.1 Eligibility and Participation: Eligibility to commence participation in this Plan shall be restricted to the members of the Board of Directors and those managers or highly paid employees who: are deemed by the Committee in its sole discretion to qualify for inclusion in a "select group of management or highly compensated employees" as defined in Sections 201(2), 301(a)(3), 401(a)(1) and 4021(b)(6) of the Employee Retirement Income Security Act of 1974 and amendments thereto or are members of the Board of Directors, provided, however, that any such person shall timely complete all forms necessary for participation in the Plan under this Section.

        (a) Application: Any individual so selected shall first become a Participant in the Plan by filing with the Corporation a written application for participation in a form satisfactory to the Corporation, within thirty
(30) days of the date when he or she is first notified, in writing, that he or she is eligible to participate in the Plan. If such application is not filed within such thirty (30) day period, such individual shall not thereafter be permitted to participate in the Plan until the next opportunity generally available to all Participants to make or change their deferral elections.

        (b) Deferral Election: A Participant shall indicate, in a written form satisfactory to the Corporation, the percentage or amount of Compensation otherwise payable to him or her to be deferred commencing on the first day that he or she is eligible to defer amounts under the Plan with respect to a specific Plan Year. Such Deferral Election shall be irrevocable and shall remain in effect until the earliest of (i) the occurrence of a Termination Event as defined in Section 2.4, or (ii) the timely completion of a change in Deferral Election form during a subsequent open enrollment period under this Plan. Should a Participant fail to provide a Deferral Election or fail to timely provide a Deferral Election for any given Plan Year subsequent to the first Plan Year in which such Participant participated, the Deferral Election of the Prior Plan Year shall apply.

        (c) Deferral Percentage: The Committee may, in its sole discretion, permit a separate deferral election to be made with respect to the subcategories of Compensation of a Participant (if applicable).

        (d) Deferral Maximum: An Employee Participant shall be entitled to defer up to twenty-five percent (25%) of his/her Compensation. Should an Employee Participant elect differing percentages with respect to the subcategories of his/her Compensation, as permitted by the Committee, the maximum he/she may defer of any such subcategory is twenty-five percent (25%). A Director Participant shall have no such restriction on the maximum amount of Compensation he/she may defer. Instead, he/she may defer up to 100% of his/her Compensation received as a member of the Board of Directors of the Corporation. The Corporation shall in its sole discretion establish further

Deferral Maximums as it deems fit. The Corporation shall notify Participants in writing of any such additional maximums prior to the beginning of each Plan Year. If no such notification is given, the maximum in effect for the immediately preceding Plan Year shall apply for the new Plan Year.

        (e) Deferral Minimum: The minimum deferral percentage under this Plan shall be five percent (5%) of salary/fees unless otherwise amended by the Corporation. The Corporation shall notify Participants in writing of any such amendments prior to the beginning of each Plan Year. If no such notification is given, the minimum in effect for the immediately preceding Plan Year shall apply for the new Plan Year.

2.2 No less than twenty (20) days prior to the start of each Plan Year, the Committee shall provide (i) notice to each Participant of the terms and conditions upon which deferrals may be made with respect to such Plan Year and
(ii) a deferral form with which to make deferral elections for such Plan Year. Such election form(s) must be filed at least ten (10) days prior to the beginning of the Plan Year to which it pertains and shall be effective on the first day of the Plan Year following the filing thereof. If no notice of terms and conditions is provided by the Committee, the terms and conditions of the Prior Plan Year shall remain in effect.

2.3 Upon commencement of participation in the Plan, a Participant may designate, from a list of hypothetical investments or investment funds selected by the Committee, the investments or investment funds into which he or she would prefer to have any Deferred Amounts, Corporate Contributions, and Additions thereon deemed to be invested. A Participant may from time to time request, in accordance with such rules and procedures as adopted by the Committee, that his or her Account Balance and/or all future Deferred Amounts be changed from one deemed investment to whatever other deemed investment may be listed by the Committee at the time of such request. The Committee, in its sole discretion, may determine whether such amounts will, in fact, be so invested or will be invested otherwise. The Corporation agrees that it will credit the Account Balance with Additions thereon, from and after the dates the Deferred Amounts are credited to the Account.

2.4 Termination Event: A Participant shall continue to be eligible to defer amounts of Compensation under the Plan until the earliest date on which any of the following events ("a Termination Event") occurs:

        (a)     the Plan is terminated;

        (b)     there occurs a Termination of Service as defined in Section
1.17;

        (c) the Committee makes a determination that the Participant is no longer eligible to continue to defer amounts under the Plan;

        (d) the Participant provides notice to the Corporation, as provided in Section 2.8, that he or she does not want to continue participation in the Plan for one or more years;

2.5 The Plan Committee is empowered to accelerate the payment of amounts from the Participant's Account Balance to such Participant in the event the Plan Committee Determines that such Participant (i) has become totally disabled in that he/she is prevented from engaging in any suitable gainful employment or occupation based on medical evidence satisfactory to the Committee, and that such disability will be permanent and continuous for the remainder of his/her life; or (ii) has a demonstrated financial hardship, based on circumstances beyond his/her control, severely affecting his/her financial affairs or clearly endangering his family with present or impending want or deprivation. The amount of payment made based on a financial hardship is to be limited to the amount necessary to meet the emergency.

2.6 Should a Participant's eligibility to defer amounts under the Plan be discontinued under Section 2.4, he or she may not be eligible to re-commence deferrals under the Plan except upon prior approval by the Committee.

2.7 In the event a Participant is granted a leave of absence by the Corporation, no further Deferred Amounts or Corporate Contributions shall be credited to such Participant's Account Balance for the duration of the period of such leave. However, Additions shall continue to be credited during such period. Such a leave of absence shall not entitle the Participant to distribution of his or her Termination Benefit. Upon the termination of such leave of absence, should the such Participant return to his/her duties as a member of the Board of Directors of the Corporation or a manager or highly compensated employee, as the case may be, he/she will be eligible to continue to defer under this Plan based upon the enrollment forms filed with the Corporation under Section 2.1 if the Plan remains in effect and for so long as no other Termination Event occurs.

2.8 A Participant may notify the Corporation, in advance and in writing, that he or she no longer wishes to defer Compensation pursuant to Section 2.1 for a period of one or more years. Under such circumstances no further Deferred Amounts shall be credited to such Participant's Account Balance for the duration of such period. Such notice shall not, however, entitle such Participant to a distribution of his/her Termination Benefit.


                          ARTICLE 3 -- BENEFITS

3.1 Termination Benefit: Upon the occurrence of a Termination Event as provided in Sections 2.4-2.5 and limited by Sections 2.7-2.8, a Participant shall be entitled to receive a distribution of his or her Account Balance (the "Termination Benefit") as defined herein:

        (a) Standard Distribution Options: As provided in Section 3.1(c), pursuant to such Participant's Termination Benefit Election (as defined below), the Termination Benefit attributable to such Participant's Account Balance shall be paid either (i) in a lump sum within thirty (30) days following the Termination Date, (ii) in five annual installments or (iii) in ten annual installments (each, a "Standard Distribution Option"). Should annual installments be selected, the first such payment shall be made within thirty (30) days following the termination date except as otherwise limited by the Plan.

             Notwithstanding any election to the contrary, there will be no installment payout for a Participant whose Account Balance is less than $10,000 at the time that he or she has a Termination Date.

             Should a lump sum distribution apply, the Termination Benefit shall be made within thirty (30) days following the termination date except as otherwise limited by the Plan.

        (b) Termination Benefit Election: As of the date a Participant commences participation in the Plan, such Participant shall elect a Standard Distribution Option (a "Termination Benefit Election"). The Termination Benefit Election may thereafter be changed only once a year, effective as of the first day of the next Plan Year beginning after the date of such election. The Termination Benefit Election shall not be binding unless made at least one
(1) full year prior to the Termination Date. If the Termination Date should occur within one (1) year of the Termination Benefit Election, the last valid Termination Benefit Election made one (1) year or more before the Termination Date will be effective, or if no Termination Benefit Election is otherwise in effect, the Termination Benefit attributable to the Deferred Amounts and Additions thereto shall be payable in a lump sum within thirty (30) days following the Termination Date.

             The Corporation shall make available to a Participant the appropriate form for making the Termination Benefit Election. This form shall be made available at the time such Participant commences participation in the Plan, and at least twenty (20) days before the start of each subsequent Plan Year.

        (c) Installment Method: In the event such Participant chooses to receive the Termination Benefit attributable to his/her Account Balance in installments over a period of five (5) years, except as otherwise limited by the Plan, the first payment would be equal to one-fifth of the full value of the Account Balance as of the date of such payment. The installment payment to be made the following year would be equal to one-fourth of the value of the Account Balance as of the date of such payment (including any Additions credited to the remaining balance since the date of the first payment), and so forth. A similar payment schedule would apply to a Termination Benefit payable in installments over a ten (10) year period. Such method of payment is referred to herein as the "Installment Method."

        (d) In Service Distribution: Notwithstanding Section 3.1(a) and subject to all other provisions of this Plan, each Participant may make an irrevocable election, at the time specified in Section 2.1 or Section 2.2 for elections or changes, to receive all or any part of their Deferred Amount and Corporate Contributions for any Plan Year, together with Additions with respect thereto, in the form of an "In Service Distribution." This election will allow such Participant to set in advance the year in which the In Service Distribution will be made, whether or not such Participant's Termination date is within or subsequent to such year. In no event, however, can this distribution be less than five (5) years from the date the election is made. The Committee, in its discretion, shall select the date in the year elected by such Participant on which the In Service Distribution will be made. If an In Service Distribution election is made and a Termination Event occurs prior to the date the In Service Distribution is made, such distribution shall be made in a lump sum or in installments in accordance with the Participant's election, subject to all other terms and conditions of this Plan.

3.2 Death Benefit: Notwithstanding the provisions set forth in Section 3.1, infra, in the event of the death of a Participant, the entire remaining value of his/her Account Balance will be distributed as a lump sum survivor benefit as provided in Section 4.3. In addition, certain individuals who participated in the Prior Plan will receive an additional death benefit (i) should they continue to defer more than 15% of their Compensation from the inception until the occurrence of a Termination Event and (ii) should they die prior to a Termination Event described in Section 2.4 and subject to all other terms and conditions of this Plan. The applicable individuals and the benefit they may receive are described in Schedule A hereto.


                             ARTICLE 4 -- BENEFICIARY

4.1 At the time participation in the Plan commences, each Participant shall designate on a form satisfactory to the Corporation one (1) or more Beneficiaries to receive any benefits which may become payable hereunder in the event of his or her death (Beneficiary Designation). Any such Beneficiary can be changed by a Participant at any time prior to his/her death upon written notice to the Corporation.

4.2 If the Participant shall have made more than one (1) Beneficiary Designation, the Beneficiary Designation most recently filed with the Corporation prior to the time of the Participant's death shall govern.

4.3 If any amounts under the Plan become payable following a Participant's death at a time when no Beneficiary Designation is applicable or when no Beneficiary is in existence, such payments shall be made in a lump sum to such Participant's surviving spouse, or if none, such amounts shall be paid to such

Participant's estate.

                        ARTICLE 5 -- MISCELLANEOUS

5.1 Amendment and Termination: The Board of Directors of the Corporation reserves the right to amend, in whole or in part, in writing, or to terminate this Plan at any time, with or without notice; provided, however, that no such action shall reduce the value of a Participant's Account Balance accrued prior to the date of any such amendment or termination.

5.2 Insurance: The Corporation may purchase one (1) or more insurance policies on the life of a Participant, as a means of providing, in whole or in part, for the payment of benefits hereunder. However, in such event neither such Participant, his or her designated Beneficiary, nor any other beneficiary shall have any rights whatsoever therein or in the proceeds therefrom. The Corporation (or any "Rabbi Trust" (as described in Section 5.6) formed in connection with the Plan) shall be the sole owner and beneficiary of any such insurance policy and shall possess and may exercise all incidents of ownership therein. No such policy, policies or other property shall be held in any trust for a Participant or any other person or as collateral security for any obligation of the Corporation hereunder. This Plan shall under no circumstances be deemed to constitute a contract of insurance.

5.3 No Contract of Employment: The Plan shall under no circumstance be deemed to have any effect upon the terms or conditions of employment of any employee of the Corporation whether or not he or she is a Participant hereunder. Neither the offering of the Plan, the payment of any expenses, costs or benefit amounts associated with the Plan, nor any documents published in connection with the Plan shall be construed as having created a contract of employment between the Participant and the Corporation.

5.4 Benefits not Transferable: Benefits under this Plan shall not be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge or encumbrance by any Participant or Beneficiary and any attempt to do so shall be null and void. Benefits under this Plan shall not be subject to or liable for the debts, contracts, liabilities, engagements or torts of any Participant or any Beneficiary, nor may the same be subject to attachment or seizure by any creditor of any Participant or any Beneficiary under any circumstances.

5.5 Determination of Benefits: In the event of a Participant's Termination (or death following Termination if, at the time of death, a portion of such Participant's Account Balance remains unpaid), such Participant or applicable Beneficiary, as the case may be, shall notify the Corporation promptly of such event, and the Corporation will then provide a claimant's statement form for completion which should be returned to the Corporation, together with an official death certificate, as applicable, before Plan benefits may be paid. Within ninety (90) days after receipt of an application for benefits, the Corporation shall notify the applicant of its decision with respect to the payment of benefits under the Plan. If special circumstances require an extension of time, the Corporation shall notify the applicant of such circumstances within ninety (90) days after receipt of the application, and the Corporation shall thereafter notify the applicant of its decision within 180 days after receipt of the application. If the application is denied in whole or in part, the Corporation's notice of denial shall be in writing and shall state:

        (a) the specific reasons for denial with specific reference to pertinent Plan provisions upon which the denial was based;

        (b) a description of any additional materials or information necessary for the applicant to perfect his or her claim and an explanation of why the materials or information are necessary; and

        (c)     an explanation of the Plan's claim review procedure.

        During the sixty (60) day period following an applicant's receipt of a notice of denial of his or her application for benefits, the applicant or his or her duly authorized representative may review pertinent documents and within sixty (60) days submit a written request to the Corporation for review of the denial.

        An applicant submitting a request for review shall be allowed to submit questions and comments in writing to the Corporation. The Corporation shall afford an applicant who requests a hearing a full and fair review of the decision denying the application and may, in its sole discretion, hold a hearing to review any or all issues raised by the applicant, which hearing shall take place within thirty (30) days of the date of the applicant's request. Within sixty (60) days after receipt of the request for review, the Corporation shall issue a written decision to the applicant. If special circumstances, such as the need to hold a hearing, require an extension of time, the Corporation shall issue a written decision no later than 120 days after receipt of the request for review. The Corporation's decision shall include specific reasons for the decision, written in a manner calculated to be understood by the applicant, and contain specific references to pertinent Plan provisions upon which the decision is based.

5.6 No Trust: For tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), this Plan is intended to qualify as an unfunded plan maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees and members of the Board of Directors, and shall be interpreted accordingly.

        No action by the Corporation or its Board of Directors under this Plan shall be construed as creating a trust, escrow or other secured or segregated fund or other fiduciary relationship of any kind in favor of any Participant or Beneficiary or any other persons otherwise entitled to benefits under the Plan. The status of the Participant and any Beneficiary with respect to any liabilities assumed by the Corporation hereunder shall be solely that of unsecured creditors of the Corporation. The Plan constitutes a mere promise by the Corporation to make benefit payments in the future. Any insurance policy or any other asset acquired or held by the Corporation in connection with liabilities assumed by it hereunder, shall not be deemed to be held under any trust, escrow or other secured or segregated fund or other fiduciary relationship of any kind for the benefit of a Participant or Beneficiary or to be security for the performance of the obligations of the Corporation, but shall be, and remain a general, unpledged, unrestricted asset of the Corporation at all times subject to the claims of general creditors of the Corporation. Notwithstanding the foregoing, the Corporation may transfer assets, including any insurance policies to a grantor trust of the type known as a "Rabbi Trust" with the Corporation as grantor and owner of such trust.

5.7 Plan Administration: The Plan shall be administered by the Committee. The Committee shall have the exclusive authority, sole discretion and responsibility for all matters in connection with the operation and administration of the Plan. The Committee's powers and duties shall include, but not be limited to, the following: (a) responsibility for the compilation and maintenance of all records necessary in connection with the Plan; (b) authorizing the payment of all benefits under and expenses of the Plan; (c) authority to engage such legal, accounting and other professional services as it may deem proper; (d) discretionary authority to interpret the Plan; and (e) discretionary authority to determine eligibility for benefits under the Plan and to resolve all issues of fact and law in connection with such determination. Decisions by the Committee shall be final and binding upon all parties.

        The Committee, from time to time, may allocate to other persons or organizations any of its rights, powers, and duties with respect to the operation and administration of the Plan. Any such allocation shall be reviewed from time to time by the Committee; shall, unless the Committee specifies otherwise, carry such discretionary authority as the Committee possesses regarding the matter; and shall be terminable upon such notice as the Committee in its sole discretion, deems reasonable and prudent under the circumstances.

5.8 Satisfaction of Claims: Any payment to a Participant or Beneficiary or the legal representative of either, in accordance with the terms of this Plan shall to the extent thereof be in full satisfaction of all claims such person may have against the Corporation. The Corporation may require such payee, as a condition to such payment, to execute a receipt and release therefore in such form as shall be determined by the Corporation.

5.9 Governing Law: The Plan shall be construed, administered, and governed in all respects in accordance with the laws of the State of California to the extent not preempted by ERISA.

5.10 Gender and Number: Words used herein in the masculine, feminine or neuter gender shall be construed as though they were also used in another gender in all cases where they would so apply. Words used herein in the singular or plural form shall be construed as though they were also used in the other form in all cases where they would so apply.

5.11 Severability: In the event that a court of competent jurisdiction determines that any provision of the Plan is in violation of any statute or public policy, only those provisions of the Plan that violate such statute or public policy shall be stricken. All provisions of the Plan that do not violate any statute or public policy shall continue in full force and effect. Further, any court order striking any provision of the Plan shall modify the stricken terms as narrowly as possible to give as much effect as possible to the intentions of the Corporation in establishing the Plan.

5.12 Taxation: If the Internal Revenue Service finds that the Compensation intended to be deferred for Federal income tax purposes pursuant to the Plan is immediately taxable to a Participant for Federal income tax purposes, the Corporation may, but shall not be required to, amend the Plan to comply with the Internal Revenue Service requirements necessary to achieve the desired Federal income tax benefits relating to the Plan. Notwithstanding the foregoing, each Participant agrees to be liable for any tax that may be imposed by the Internal Revenue Service or any other taxing entity with respect to any benefits provided to or on behalf of such Participant or Beneficiary pursuant to the Plan (including, without limitation, any and all withholding taxes), irrespective of whether such tax consequences were intended pursuant to the Plan. In the event amounts of Compensation otherwise intended to be deferred under the Plan result in immediate taxation to a Participant for Federal income tax purposes, and the Plan is not amended to achieve the intended deferral, then such Participant may receive an immediate distribution of that portion of the value of his or her Account Balance subject to such taxation at the sole discretion of the Committee.

5.13 Indemnification: The Corporation agrees to and shall indemnify and hold harmless each Indemnified Person (as hereinafter defined) from and against all claims, losses, damages, causes of action, suits, and liability of every kind, including all expenses of litigation, court costs and reasonable attorney's fees, incurred in connection with the Plan. "Indemnified Person" shall mean each director, officer, Committee member; or employee of the Corporation acting as a fiduciary of the Plan. Such indemnity shall apply regardless of whether the claims, losses, damages, causes of action, suits or liabilities arise in whole or in part from the negligence or fault on the part of the Indemnified Person, except to the extent there has been a final adjudication by a court or other tribunal of competent jurisdiction that the claim or liability is the result of gross negligence or willful misconduct of the Indemnified Person.

5.14 Other Benefits: Deferrals by a Participant shall be given effect under the Corporation's other benefits plans and/or whenever the Corporation is required to verify the status of a Participant, as follows:

        (a) deferrals shall be considered for purposes of determining such Participant's total income when verifying such Participant's status for credit grantors, credit reporting agencies, in response to legal process and/or to other authorized persons or entities;

        (b) where permitted by the terms of the applicable plan, and subject to applicable law, amounts deferred under the Plan shall be taken into account for purposes of determining amounts to be paid to such Participant under any insurance or salary/fees continuation or replacement plan maintained by the Corporation;

        (c) except where specifically excluded by the terms of such plans or agreements, deferrals of Compensation under the Plan shall be taken into account by the Corporation when determining a Participant's compensation in connection with determining eligibility for bonus, incentive or severance pay plans maintained by the Corporation;

        (d) amounts deferred under the Plan shall not be treated as compensation for purposes of determining the amount of a Participant's deferrals under any qualified pension plan of the Corporation.

5.15 Expenses: The expenses of administering the Plan and any grantor trust described in Section 5.6 shall be borne by the Corporation.

5.16 Successors and Assigns: This Plan shall be binding on and inure to the benefit of the Corporation and the Participants and their Beneficiaries, and their respective heirs and assigns.

5.17 Arbitration: Arbitration shall be the exclusive remedy for resolving any dispute or controversy between the Corporation and any Participant or Beneficiary with regard to any issue relating to the Plan which cannot be resolved under the claims procedure set forth in Section 5.5. Such arbitration shall be conducted in accordance with the then most applicable rules of the American Arbitration Association. The arbitrator shall be empowered to grant only such relief as would be available in a court of law. In the event of any conflict between this Agreement and the rules of the American Arbitration Association, the provisions of the Agreement shall be determinative. If the parties are unable to agree upon an arbitrator, they shall select a single arbitrator from a list designated by the office of the American Arbitration Association having responsibility for the city in which the Participant or Beneficiary last resided while employed by the Corporation of seven arbitrators, all of whom shall be retired judges who are actively involved in hearing private cases or members of the National Academy of Arbitrators. If the parties are unable to agree upon an arbitrator from such list, they shall each strike names alternatively from the list, with the first to strike being determined by lot. After each party has used three strikes, the remaining name on the list shall be the arbitrator. The fees and expenses of the arbitrator shall initially be borne equally by the parties; provided, however, that each party shall initially be responsible for the fees and expenses of its own representatives and witnesses. If the parties cannot agree upon a location for the arbitration, the arbitrator shall determine the location. Judgment may be entered on the award of the arbitrator in any court having jurisdiction. The prevailing party in the arbitration proceeding as determined by the arbitrator, and in any enforcement or other court proceedings, shall be entitled, to the extent provided by law, to reimbursement from the other party for all of the prevailing party's costs (including but not limited to the arbitrator's compensation), expenses and reasonable attorney's fees.
ACKNOWLEDGED:

/s/ Robert G. Funari                                      1/1/98
________________________________________________          ____________
Syncor International Corporation                          Date

                                      SCHEDULE A


The following individuals are entitled to receive the additional death benefit referenced in Section 3.2 of this Plan and described herein:

Name                        Amount of Additional Death Benefit

1.  Monty Fu                           $725,000

2.  Kumar Chatani                      $350,000


                                     EXHIBIT 10.25

                              CONSULTING AGREEMENT

          This Consulting Agreement (this "AGREEMENT") is made and entered into as of this 31st day of January 1998, by and between Syncor International Corporation, a Delaware corporation ("SYNCOR"), and James Francis Mitchell, an individual ("CONSULTANT"), with reference to the following facts:

          A. Syncor, Syncor Acquisition (NDS) Corp., National Diagnostic Services, Inc. ("NDS"), James Francis Mitchell & Co., Inc. ("JFM") and Consultant are parties to that certain Asset Purchase Agreement ("ASSET PURCHASE AGREEMENT") and that certain Agreement and Plan of Merger (the "MERGER AGREEMENT"), each dated January 21, 1998, pursuant to which NDS and JFM (collectively, "SELLERS") transferred to Syncor certain assets or interests relating to the field of medical imaging and described more specifically in those agreements.

          B. Consultant possesses special skills, knowledge and qualifications beneficial to the business of Syncor, particularly in the area of medical imaging.

          C. The parties desire to enter into an agreement under which Consultant will provide services to Syncor relating to the field of medical imaging.

          D. The parties intend that Consultant shall be an independent contractor with and to Syncor under this Agreement and not an employee of Syncor.

          NOW, THEREFORE, in consideration of the mutual agreements and covenants contained herein, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, Syncor and Consultant hereby agree as follows:

                1. Engagement and Term. Syncor engages the services of Consultant and Consultant accepts such engagement upon the terms and conditions set forth in this Agreement for a term commencing on the date hereof and terminating on the second anniversary date hereof unless such engagement is sooner terminated as provided in this Agreement.

                2. Duties. Consultant shall be engaged to provide consulting services for Syncor with respect to Syncor's plans to expand its medical imaging business and with respect to Syncor's operations and management of the medical imaging facilities owned by, affiliated with, and/or operated by it. Consultant shall also perform such other duties pertaining to Syncor's business as Syncor and Consultant may from time to time mutually agree. The services to be performed by Consultant are more particularly described on Exhibit A attached hereto.

                3. Nature of Services. Consultant shall perform diligently and to the best of his talents, skills and expertise, all of the services which he is required to perform under this Agreement. He shall devote full time to the performance of these duties except that he may continue to engage in other business activities in which he or NDS currently engages, including his activities for Tamarack Investment Partners, LP, and his performance of his investor relations and general partner duties under the NDS' imaging center management contracts. Syncor and Consultant estimate that these other activities will require approximately one business day a week of Consultant's time and attention. Syncor also understands that Consultant takes approximately four weeks of vacation each calendar year. Subject to Syncor's prior written approval, Consultant may assign his rights, duties and obligations under this Agreement to an entity owned or controlled by him, provided that Consultant shall continue to perform the consulting and advisory services on behalf of such assignee. In the event that Consultant ceases to perform the services on behalf of such assignee, this Agreement shall terminate. Consultant shall have the right to engage in any other gainful activities and businesses, provided that Consultant shall not engage in any activities or businesses which conflict or compete with the activities and businesses of Syncor; Consultant may, however, engage in the activities expressly permitted above and under Article VI of the Asset Purchase Agreement.

                4. Compensation. Syncor shall pay to Consultant and Consultant shall accept as payment in full for all services rendered by him to Syncor a consulting fee equal to $150,000 per year. Consultant's compensation shall be paid to Consultant in equal installments on a monthly basis.

                5. Reimbursement of Expenses; Travel Expenses. Syncor shall reimburse Consultant for reasonable out-of-pocket expenses authorized by the Chief Executive Officer of Syncor to be incurred by Consultant in the performance of his duties hereunder and accounted for to Syncor in accordance with Syncor's reporting and reimbursement policies. Consultant shall send an invoice for expenses to be reimbursed by Company, which invoice shall be accompanied with the following certification signed by Consultant:


                 "I certify that the above invoice is true and correct and that payment therefor has not been received.


                  /S/  Consultant
                  ___________________________________
                  "Consultant"

Syncor agrees to reimburse Consultant for the cost of business class airfare for air travel in excess of four hours and for international air travel.

                6. Confidential Relationship Created by this Agreement. Consultant acknowledges that this Agreement creates a relationship of confidence and trust on the part of Consultant for the benefit of Syncor. During the term of this Agreement, Consultant may be responsible in whole or in part for the creation of, or may acquire, certain Confidential Information (as defined in Section 6.10) of Syncor and acknowledges that Syncor would not have entered into this Agreement unless it were assured that all such Confidential Information would be held in confidence by Consultant for the sole benefit of Syncor, and pursuant to the terms set forth in this Section 6:

                       6.1 Use of Confidential Information. During the term of this Agreement and at all times thereafter, Consultant shall keep all of the Confidential Information in confidence and shall not disclose any of the same to any other person, except Syncor's personnel entitled thereto and other persons designated in writing by Syncor. Consultant shall not cause, suffer or permit the Confidential Information to be used for the gain or benefit of any party outside of Syncor or for Consultant's personal gain or benefit outside the scope of Consultant's engagement by Syncor. Consultant acknowledges that the unauthorized taking of any of Syncor's trade secrets is a crime under California Penal Code Section 499(c) and is punishable by imprisonment in a state prison or in a county jail for a time not exceeding one year, or by a fine, or by both such fine and such imprisonment.
Consultant further acknowledges that such unauthorized taking of Syncor's trade secrets could also result in civil liability under California Civil Code
Section 3426 and that willful misappropriation may result in an award against Consultant for triple the amount of Syncor's damages and Syncor's attorneys' fees in collecting such damages.

                       6.2 Solicitation of Business. Consultant shall not, during the longer duration of (i) the three-year period immediately following the Closing Date (as defined in the Merger Agreement, (ii) the period commencing on the Closing Date and continuing until one year after the termination of this Agreement, or (iii) the period commencing on the Closing Date and terminating one year after the date in which Consultant ceases to own beneficially Syncor shares constituting one percent or more of all Syncor shares outstanding (such longer period being the "RESTRICTED PERIOD"), solicit or assist any other person to solicit any business (other than for Syncor) from any present or past customer of Syncor; or request or advise any present or future customer of Syncor to withdraw, curtail or cancel its business dealings with Syncor; or commit any other act or assist others to commit any other act which might injure the business of Syncor.

                       6.3 Solicitation of Employees. Consultant shall not during the Restricted Period, directly or indirectly, (a) solicit or encourage any employee of Syncor to leave the employ of Syncor, or (b) hire any employee or former employee of Syncor if that employee has left the employ of Syncor within one year prior thereto.

                       6.4 Solicitation of Consultants. Consultant shall not during the Restricted Period, directly or indirectly, (a) solicit or encourage to cease work with Syncor any consultant then under contract with Syncor or
(b) hire any consultant or former consultant of Syncor if that consultant has ceased to be engaged by Syncor within one year prior thereto.

                       6.5 Use of Syncor Name. Consultant shall not make any written use of or reference to Syncor's name for any marketing, public relations, advertising, display or other business purpose or make any use of Syncor's facilities for any activity unrelated to the express business purposes and interests of Syncor under this Agreement without the prior written consent of Syncor, which consent may be granted or withheld in Syncor's sole and absolute discretion.

                       6.6 Survival. Consultant agrees that the obligations, covenants and agreements of Consultant and the rights of Syncor set forth in this Section 6 shall survive any termination or expiration of this Agreement.

                       6.7 Rights and Remedies Upon Breach. If Consultant breaches or threatens to commit a breach of any of the provisions of this
Section 6 (the "RESTRICTIVE COVENANTS"), Syncor shall have the following rights and remedies, each of which rights and remedies shall be independent of the other and severally enforceable, and all of which rights and remedies shall be in addition to, and not in lieu of, any other rights and remedies available to Syncor under law or in equity:

                            (a)  Specific Performance.  The right and remedy
to have the Restrictive Covenants specifically enforced by any court having equity jurisdiction, all without the need to post a bond or any other security or to prove any amount of actual damage or that money damages would not provide an adequate remedy, it being acknowledged and agreed that any such breach or threatened breach will cause irreparable injury to Syncor and that money damages will not provide adequate remedy to Syncor; and

                            (b)  Accounting and Indemnification.  The right
and remedy to require Consultant (i) to account for and pay over to Syncor all compensation, profits, monies, accruals, increments or other benefits derived or received by Consultant or any associated party deriving such benefits as a result of any such breach of the Restrictive Covenants; and (ii) to indemnify Syncor against any other losses, damages (including special and consequential damages), costs and expenses, including actual attorneys' fees and court costs, which may be incurred by them and which result from or arise out of any such breach or threatened breach of the Restrictive Covenants.

                       6.8 Severability of Covenants/Blue Pencilling. If any court determines that any of the Restrictive Covenants, or any part thereof, is invalid or unenforceable, the remainder of the Restrictive Covenants shall not thereby be affected and shall be given full effect, without regard to the invalid portions.

                       6.9 Enforceability in Jurisdictions. Syncor and Consultant intend to and do hereby confer jurisdiction to enforce the Restrictive Covenants upon the courts of any jurisdiction within the geographical scope of such covenants. If the courts of any one or more of such jurisdictions hold the Restrictive Covenants wholly unenforceable by reason of the breadth of such scope or otherwise, it is the intention of Syncor and Consultant that such determination not bar or in any way affect the right of Syncor to the relief provided above in the courts of any other jurisdiction within the geographical scope of such covenants, as to breaches of such covenants in such other respective jurisdictions, such covenants as they relate to each jurisdiction being, for this purpose, severable into diverse and independent covenants.

                       6.10  Definitions.

                            (a)  The term "SYNCOR", as used in Sections 6.1 -
6.10, means not only Syncor International Corporation, but also any company, partnership or entity which, directly or indirectly, controls, is controlled by or is under common control with Syncor International Corporation.

                            (b)  The term "CONFIDENTIAL INFORMATION," as used
herein, means all information or material not generally known by non-Syncor personnel which (i) gives Syncor some competitive business advantage or the opportunity of obtaining such advantage or the disclosure of which could be detrimental to the interests of Syncor; (ii) which is owned by Syncor or in which Syncor has an interest and (iii) which is either (A) marked "Confidential Information," "Proprietary Information" or other similar marking, (B) known by Consultant to be considered confidential and proprietary by Syncor or (C) from all the relevant circumstances should reasonably be assumed by Consultant to be confidential and proprietary to Syncor. Confidential Information includes, but is not limited to, the following types of information and other information of a similar nature (whether or not reduced to writing): trade secrets, marketing techniques and materials, marketing and development plans, price lists, pricing policies, business plans, information relating to customers and/or suppliers' identities, characteristics and agreements, financial information and projections, inventions, drawings, file data, documentation, diagrams, specifications, know how, processes, formulas, models, flow charts, software in various stages of development, source codes, object codes, research and development procedures, research or development and test results, and employee files. Confidential

Information also includes any information described above which Syncor obtains from another party and which Syncor treats as proprietary or designates as Confidential Information, whether or not owned or developed by Syncor. NOTWITHSTANDING THE ABOVE, HOWEVER, NO INFORMATION CONSTITUTES CONFIDENTIAL INFORMATION IF IT IS GENERIC INFORMATION OR GENERAL KNOWLEDGE OR IF IT IS OTHERWISE PUBLICLY KNOWN AND IN THE PUBLIC DOMAIN.

                7. Termination. In addition to any other termination provisions contained herein, this Agreement shall be terminated:

                            (a)  If by reason of any act of God, governmental
interference, calamities or other matters over which the parties have no control, the terms of this Agreement cannot be fulfilled. Such notice shall specify the reason for the election to terminate and the effective date of such termination, which may be effective immediately in the discretion of the party electing to terminate;

                            (b)  Upon the death or permanent disability of
Consultant;

                            (c)  At such time, if any, as Syncor ceases to
conduct business for any reason whatsoever or discontinues its medical imaging business. Termination for this reason shall be effective automatically upon such event without notice to either party; and
                            (d)  At the election of Syncor, by giving fifteen
(15) days' written notice thereof to Consultant, upon the breach by Consultant of any term or condition of this Agreement, or upon the occurrence of an event of termination for cause. Such notice shall specify the reason for the election to terminate and the effective date of such termination. For purposes of this Agreement, "CAUSE" is defined as follows: (i) the failure, neglect or refusal by Consultant to perform any consulting services assigned to him hereunder (including, without limitation, Consultant's inability to perform his obligations hereunder as a result of chronic alcoholism or drug addiction and/or as a result of any failure to comply with any laws, rules or regulations of any governmental entity with respect to the performance of the consulting services described herein); (ii) any willful, intentional or grossly negligent act by Consultant having the effect of materially injuring the reputation or business of Syncor; or (iii) Consultant's conviction of a crime (including conviction of a nolo contendere plea) involving, in Syncor's good faith judgment, fraud, dishonesty or moral turpitude.

             Upon termination of this Agreement, Consultant shall not be obligated to render any additional services to Syncor and Syncor shall not be obligated to make any additional payments to Consultant; provided, however, Syncor shall pay Consultant for any uncompensated services theretofore rendered by Consultant.

                8. Return of Syncor's Property. If this Agreement is terminated for any of the foregoing reasons, Syncor shall have the right, at its option, to require Consultant to vacate his offices, if any, on Syncor's premises prior to the effective date of termination and to cease all activities on Syncor's behalf. Upon the termination of his engagement in any manner, Consultant shall immediately surrender to Syncor all lists, books and records of, or in connection with, Syncor's business, and all other property belonging to Syncor, it being distinctly understood that all such lists, books and records, and other documents, are the property of Syncor.

                9. No Conflicting Agreements. Consultant represents and warrants to Syncor that there are no agreements to which he is a party which would prevent his timely and complete performance of the terms and conditions of this Agreement, and Consultant shall not enter into any such agreement during the term of this Agreement.

               10. Indemnification. Consultant shall indemnify, defend and hold harmless Syncor, its officers, directors, shareholders, employees and agents and their respective successors and assigns, from and against any and all claims, demands, liabilities, losses, expenses, costs, obligations, recoveries or damages of any nature whatsoever, whether accrued, absolute, contingent or otherwise, including without limitation court costs and attorneys' fees (whether or not suit is brought), arising out of or resulting from or relating to any breach by Consultant of any of his covenants contained in this Agreement, or by any acts or omissions of Consultant. This indemnification obligation shall survive any termination of this Agreement.

               11. Specific Performance. If Consultant breaches or threatens to breach any provisions of Section 6, Syncor will have the right and remedy, in addition to any other rights and remedies Syncor may have under law or in equity, to have its rights under this Agreement specifically enforced by any court having equity jurisdiction, all without the need to post a bond or any other security or to prove any amount of actual damage or that money damages would not provide an adequate remedy, it being acknowledged and agreed that any such breach or threatened breach will cause irreparable injury to Syncor and that monetary damages will not provide an adequate remedy to Syncor.

               12. Notices. All notices, requests and other communications of any kind which either party hereto may be required or desires to serve upon the other party under the terms of this Agreement shall be in writing and shall be delivered by courier or other means of personal service (including by means of a nationally recognized courier service or a professional messenger service), or sent by telex or telecopy or mailed first class, postage prepaid by certified mail, return receipt requested, in all cases addressed to:

               If to Consultant:   James F. Mitchell
                                   3396 Willow Lane #201
                                   Westlake Village, CA 91361

               If to Syncor:       Syncor International Corporation
                                   6464 Canoga Avenue
                                   Woodland Hills, CA 91367
                                   Attn: General Counsel

All notices, requests and other communications shall be deemed given on the date of actual receipt or delivery tothe address set forth above. In case of service by telecopy, a copy of such notice shall be personally delivered or sent by registered or certified mail, in the manner set forth above, within three (3) business days thereafter. Either party hereto may from time to time by notice in writing served as set forth above designate a different address or a different or additional person to which all such notices or communications thereafter are to be given.

              13. Attorneys' Fees. In the event of any action, proceeding or arbitration between the parties hereto to enforce any provision or right hereunder, the unsuccessful party to such action or proceeding shall pay the successful party all costs and expenses, including but not limited to, reasonable attorneys' fees incurred therein by such successful party, which cost, expenses and attorneys' fees shall be included in and as a part of any judgment or award rendered in such action or proceeding.

              14. Relationship and Authority. The relationship between Syncor and Consultant intended to be created by this Agreement is that of client and independent contractor, and nothing herein contained shall be construed as creating a relationship of employer and employee or principal and agent between them. Consultant shall neither act nor make any representation that he is authorized to act as an employee, agent or officer of Syncor.

              15. Assignment. The services to be rendered and the duties to be performed by Consultant hereunder are of a unique and personal nature. Subject to Section 3 above, nothing contained in this Agreement shall be construed to permit the assignment by Consultant of any right or obligation under this Agreement and any such assignment is expressly prohibited without the prior written consent of Syncor, which may be granted or withheld in Syncor's sole and absolute discretion.

              16. Section Headings. The headings of the several paragraphs of this Agreement are inserted solely for convenience of reference and are not a part hereof and are not intended to govern, limit or aid in the construction of any term or provision hereof.

              17. Entire Agreement. This Agreement (including the exhibits hereto) and the agreements, documents and instruments to be executed and delivered pursuant hereto or thereto are intended to embody the final, complete and exclusive agreement among the parties with respect to the subject matter hereof; are intended to supersede all prior agreements, understandings and representations written or oral, with respect thereto; and may not be contradicted by evidence of any such prior to contemporaneous agreement, understanding or representation, whether written or oral.

              18. Engagement at Will. Any continuance of Consultant's engagement by Syncor and Consultant after the expiration of the term of this Agreement shall be deemed an engagement at will and shall be subject to termination with or without cause by either Syncor or Consultant upon delivery of notice thereof to the other party. Any such continuance of engagement shall be upon the terms and conditions as set forth herein or as otherwise mutually agreed upon by the parties hereto.

              19. Waiver; Modification. No provision of this Agreement may be amended or modified, or the termination or discharge thereof agreed to or acknowledged orally, but such may be accomplished only by an agreement in writing signed by the party against whom the enforcement of any such waiver, amendment, modification, termination or discharge is sought.

              20. Severability. The provisions of this Agreement are severable, and in the event that any provision is declared invalid, this Agreement shall be interpreted as if such invalid provision were not contained herein.

              21. Governing Law. This Agreement shall constitute a contract under the laws of the State of California and shall be governed and construed in accordance with the laws of said State and without regard to the conflicts of laws principles thereof.

              22. Further Assurances. Syncor and Consultant shall, whenever and as often as reasonably requested to do so by the other party, execute, acknowledge and deliver or cause to be executed, acknowledged or delivered, any and all agreements and instruments as may be necessary, expedient or proper in the opinion of the requesting party to carry out the intent and purposes of this Agreement, provided that the requesting party shall bear the cost and expense of such further agreements and instruments (except that each party shall bear his or its own attorneys' fees).

              23. Counterparts. This Agreement may be executed simultaneously in any number of counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same agreement.

        IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first set forth above.

                                     "Consultant"


                                     /s/ James Francis Mitchell
                                     ___________________________
                                     JAMES FRANCIS MITCHELL


                                     "Syncor"

                                     SYNCOR INTERNATIONAL CORPORATION


                                     By:/s/ Robert G. Funari
                                     ____________________________
                                        Robert G. Funari
                                        President



                                 Exhibit A
                            Consultant's Duties

             Consultant's duties shall include, without limitation, the following:

1. Assisting Syncor in all matters relating to Comprehensive Medical Imaging, Inc. ("CMI") and its medical imaging operations;

2. Assisting Syncor and CMI in acquisition and corporate development activities in the field of medical imaging;

3. Assisting Syncor in developing international opportunities,particularly in Asia and South America; and

4. Participating, as requested, in other business matters pertaining to Syncor's core and other businesses.


                                EXHIBIT 10.26

                              CREDIT AGREEMENT


     THIS CREDIT AGREEMENT (this "Agreement"), dated as of January 5, 1998, is among SYNCOR INTERNATIONAL CORPORATION, a Delaware corporation (the "Borrower"), THE FIRST NATIONAL BANK OF CHICAGO, a national banking association ("First Chicago"), those other lenders from time to time party hereto (First Chicago and such other lenders being referred to herein individually as a "Lender" and collectively as the "Lenders"), and First Chicago, as administrative agent for the Lenders (in such capacity, the "Administrative Agent"). The parties hereto agree as follows:


                                 ARTICLE I

                                DEFINITIONS

     As used in this Agreement:

     "Acquisition" means any transaction, or any series of related transactions, consummated on or after the date of this Agreement, by which the Borrower or any of its Subsidiaries (i) acquires any going business or all or substantially all of the assets of any firm, corporation or limited liability company, or division thereof, whether through purchase of assets, merger or otherwise or (ii) directly or indirectly acquires (in one transaction or as the most recent transaction in a series of transactions) at least a majority (in number of votes) of the securities of a corporation which have ordinary voting power for the election of directors (other than securities having such power only by reason of the happening of a contingency) or a majority (by percentage or voting power) of the outstanding ownership interests of a partnership or limited liability company.

     "Advance" means a borrowing hereunder (or conversion or continuation thereof) consisting of the aggregate amount of the several Loans made on the same Borrowing Date (or date of conversion or continuation) by the Lenders to the Borrower of the same Type and, in the case of Fixed Rate Advances, for the same Interest Period.

     "Affiliate" of any Person means any other Person directly or indirectly controlling, controlled by or under common control with such Person. A Person shall be deemed to control another Person if the controlling Person owns 10% or more of any class of voting securities (or other ownership interests) of the controlled Person or possesses, directly or indirectly, the power to direct or cause the direction of the management or policies of the controlled Person, whether through ownership of stock, by contract or otherwise.

     "Administrative Agent" means First Chicago in its capacity as agent for the Lenders pursuant to Article X, and not in its individual capacity as a Lender, and any successor Administrative Agent appointed pursuant to Article X.

     "Aggregate Commitment" means the aggregate of the Commitments of all the Lenders, as reduced from time to time pursuant to the terms hereof.

     "Agreement" means this credit agreement, as it may be amended or modified and in effect from time to time.

     "Agreement Accounting Principles" means generally accepted accounting principles as in effect from time to time, applied in a manner consistent with that used in preparing the financial statements referred to in Section 5.4.

     "Alternate Base Rate" means, for any day, a rate of interest per annum equal to the higher of (i) the Corporate Base Rate for such day and (ii) the Federal Funds Effective Rate for such day plus 1/2% per annum.

     "Applicable Margin" in connection with the Eurodollar Rate, the Floating Rate or the commitment fee, as applicable, means at any date the percentage listed below in the applicable category column and corresponding to the range of Total Indebtedness / EBITDA Ratio under which the Borrower's Total Indebtedness / EBITDA Ratio (as determined quarterly based on the Borrower's financial statements) falls for the fiscal quarter ended immediately prior to such date:

                    Applicable Margin     Applicable Margin
Total Indebtedness  in connection with    in connection with
/ EBITDA Ratio       the Eurodollar        The Floating Rate    Commitment Fee
                          Rate

   Less than or
   equal to 0.75         0.750%                   0%               0.125%


   Greater than 0.75
   But less than or
   equal to 1.5          1.000%                   0%               0.200%

   Greater than 1.5
   But less than or
   equal to 3.0          1.250%                   0%               0.250%

   Greater than 3.0      1.500%                   0%               0.300%

     "Arranger" means First Chicago Capital Markets, Inc.

     "Article" means an article of this Agreement unless another document is specifically referenced.

     "Authorized Officer" means any of the President, Chief Financial Officer or Treasurer of the Borrower, acting singly.

     "Borrower" means Syncor International Corporation, a Delaware corporation, and its successors and assigns.

     "Borrowing Date" means a date on which an Advance is made hereunder.

     "Borrowing Notice" is defined in Section 2.8.

     "Business Day" means (i) with respect to any borrowing, payment or rate selection of Eurodollar Advances, a day (other than a Saturday or Sunday) on which banks generally are open in Chicago and New York for the conduct of substantially all of their commercial lending activities and on which dealings in United States dollars are carried on in the London interbank market and
(ii) for all other purposes, a day (other than a Saturday or Sunday) on which banks generally are open in Chicago for the conduct of substantially all of their commercial lending activities.

     "Capital Expenditures" means, without duplication, any expenditures for any purchase or other acquisition of any asset which would be classified as a fixed or capital asset on a consolidated balance sheet of the Borrower and its Subsidiaries prepared in accordance with Agreement Accounting Principles.

     "Capitalized Lease" of a Person means any lease of Property by such Person as lessee which would be capitalized on a balance sheet of such Person prepared in accordance with Agreement Accounting Principles.

     "Capitalized Lease Obligations" of a Person means the amount of the obligations of such Person under Capitalized Leases which would be shown as a liability on a balance sheet of such Person prepared in accordance with Agreement Accounting Principles.

     "Change in Control" with respect to the Borrower is deemed to have occurred at such time as any of the following events shall occur:

          (i) There shall be consummated any consolidation and merger of the Borrower in which the Borrower is not the continuing or surviving corporation or pursuant to which the voting stock of the Borrower would be converted into cash, securities or other property; or

          (ii) There is a report filed by any person, including such person's Affiliates, on Schedule 13D or 14D-1 (or any successor schedule, form or report) pursuant to the Securities Exchange Act of 1934 (the "Exchange
Act"), disclosing that such person (for the purposes of this definition only, the term "person" is used as defined in Section 13(d)(3) or Section 14(d)(2) of the Exchange Act or any successor provision to either of the foregoing) has become the beneficial owner (as the term "beneficial owner" is defined under Rule 13d-3 or any successor rule or regulation promulgated under the Exchange
Act) of 50% or more of the voting power of the Borrower's voting stock outstanding; provided, however, that a Change in Control shall not be deemed to have occurred if at any time the Borrower, any Subsidiary of the Borrower, any employee stock ownership plan or any other employee benefit plan, including any pension plan of the Borrower or any Subsidiary of the Borrower, or any person holding voting stock for or pursuant to the terms of such employee benefit plan, files or becomes obligated to file a report under or in response to Schedule 13D or Schedule 14D-1 (or any successor schedule, form or report) under the Exchange Act disclosing beneficial ownership by it of shares of voting stock in the Borrower, whether in excess of 50% or otherwise.

     "Change in Control Notice" is defined in Section 2.18.

     "Code" means the Internal Revenue Code of 1986, as amended, reformed or otherwise modified from time to time.

     "Commitment" means, for each Lender, the obligation of such Lender to make Loans not exceeding the amount for such Lender set forth in the most current commitment schedule provided to the Borrower and the Lenders by the Administrative Agent (as such schedule may be modified from time to time pursuant to the terms hereof, with the initial commitment schedule being attached hereto as Schedule 4).

     "Condemnation" is defined in Section 7.8.

     "Contingent Obligation" of a Person means any agreement, undertaking or arrangement by which such Person assumes, guarantees, endorses, contingently agrees to purchase or provide funds for the payment of, or otherwise becomes or is contingently liable upon, the obligation or liability of any other
Person, or agrees to maintain the net worth or working capital or other financial condition of any other Person, or otherwise assures any creditor of such other Person against loss, including, without limitation, any comfort letter, operating agreement, take-or-pay contract or obligations in connection with letters of credit.

     "Conversion/Continuation Notice" is defined in Section 2.9.

     "Controlled Group" means all members of a controlled group of corporations and all trades or businesses (whether or not incorporated) under common control which, together with the Borrower or any of its Subsidiaries, are treated as a single employer under Section 414 of the Code.

     "Corporate Base Rate" means a rate per annum equal to the corporate base rate of interest announced by the Administrative Agent from time to time, changing when and as said corporate base rate changes.

     "Default" means an event described in Article VII.

     "EBITDA" means, for any period and with respect to any Person and all such Person's Subsidiaries on a consolidated basis, (i) the net earnings (or loss) after taxes for such period taken as a single accounting period, plus
(ii) depreciation, depletion and amortization expense for such period, plus
(iii) federal, state and local income (or equivalent) taxes paid or accrued for such period, plus (iv) total interest expense for such period (including amortization of capitalized Indebtedness issuance costs), whether paid or accrued (including the interest component of Capitalized Leases), including all commissions, discounts and other fees and charges owed with respect to letters of credit, plus (v) extraordinary, unusual or non-recurring losses and non-cash charges for any disposition of businesses or early extinguishment of Indebtedness for such period, minus (vi) any cash payments with respect to any non-cash charges and expenses related to the disposition of businesses or early extinguishment of Indebtedness previously taken into account for such period, in each case determined in accordance with Agreement Accounting
Principles and, in the case of clauses (ii) through (vi), to the extent included in the determination of net earnings (or loss) for such period.

     "Environmental Laws" means any and all federal, state, local and foreign statutes, laws, judicial decisions, regulations, ordinances, rules, judgments, orders, decrees, plans, injunctions, permits, concessions, grants, franchises, licenses, agreements and other governmental restrictions relating to (i) the protection of the environment, (ii) the effect of the environment on human health, (iii) emissions, discharges or releases of pollutants, contaminants, hazardous substances or wastes into surface water, ground water or land, or
(iv) the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of pollutants, contaminants, hazardous substances or wastes or the clean-up or other remediation thereof.

     "ERISA" means the Employee Retirement Income Security Act of l974, as amended from time to time, and any rule or regulation issued thereunder.

     "Eurodollar Advance" means an Advance which bears interest at a Eurodollar Rate.

     "Eurodollar Base Rate" means, with respect to a Eurodollar Advance for the relevant Eurodollar Interest Period, the rate determined by the Administrative Agent to be the rate at which the Administrative Agent offers to place deposits in U.S. dollars with first-class banks in the London interbank market at approximately 11 a.m. (London time) two Business Days prior to the first day of such Eurodollar Interest Period, in the approximate amount of First Chicago's (in its capacity as a Lender) relevant Eurodollar
Loan and having a maturity approximately equal to such Eurodollar Interest
Period.

     "Eurodollar Interest Period" means, with respect to a Eurodollar Advance, a period of one, two, three or six months commencing on a Business Day selected by the Borrower pursuant to this Agreement. Such Eurodollar Interest
Period shall end on the day which corresponds numerically to such date one, two, three or six months thereafter, provided, however, that if there is no such numerically corresponding day in such next, second, third or sixth succeeding month, such Eurodollar Interest Period shall end on the last
Business Day of such next, second, third or sixth succeeding month. If a Eurodollar Interest Period would otherwise end on a day which is not a Business Day, such Eurodollar Interest Period shall end on the next succeeding
Business Day, provided, however, that if said next succeeding Business Day falls in a new calendar month, such Eurodollar Interest Period shall end on the immediately preceding Business Day.

     "Eurodollar Loan" means a Loan which bears interest at a Eurodollar Rate.

     "Eurodollar Rate" means, with respect to a Eurodollar Advance for the relevant Eurodollar Interest Period, the sum of (i) the quotient of (a) the Eurodollar Base Rate applicable to such Eurodollar Interest Period, divided by
(b) one minus the Reserve Requirement (expressed as a decimal) applicable to such Eurodollar Interest Period, plus (ii) the Applicable Margin. The
Eurodollar Rate shall be rounded to the next higher multiple of 1/16 of 1% if the rate is not such a multiple.

     "Facility Termination Date" means January 2, 2001 or any later date as may be specified by the Administrative Agent as the Facility Termination Date in accordance with Section 2.19 or any earlier date on which the Aggregate
Commitment is reduced to zero or otherwise terminated pursuant to the terms hereof.

     "Federal Funds Effective Rate" means, for any day, an interest rate per annum equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published for such day (or, if such day is not a Business Day, for the immediately preceding Business Day) by the Federal
Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average of the quotations at approximately 10

a.m. (Chicago time) on such day on such transactions received by the Administrative Agent from three Federal funds brokers of recognized standing selected by the Administrative Agent in its sole discretion.

     "First Chicago" means The First National Bank of Chicago, a national banking association, in its individual capacity, and its successors.

     "Fixed Charge Coverage Ratio" means, for any period and with respect to the Borrower and its Subsidiaries on a consolidated basis, the ratio of (a)
(i) EBITDA for such period, plus (ii) Rental Expense for such period, minus
(iii) all cash expenditures for Capital Expenditures for such period, to (b) the sum of (i) all current portions of Indebtedness which shall be due and payable within the twelve-month period immediately following such period
(including the principal component of Capitalized Leases), plus (ii) total interest expense for such period, whether paid or accrued (including the interest component of Capitalized Leases), including all commissions, discounts and other fees and charges owed with respect to letters of credit, plus (iii) Rental Expense for such period, in each case determined in accordance with Agreement Accounting Principles.

     "Fixed Rate" means the Eurodollar Rate.

     "Fixed Rate Advance" means an Advance which bears interest at a Fixed
Rate.

     "Fixed Rate Loan" means a Loan which bears interest at a Fixed Rate.

     "Floating Rate" means, for any day, a rate per annum equal to (i) the Alternate Base Rate for such day plus (ii) the Applicable Margin, changing when and as the Alternate Base Rate changes.

     "Floating Rate Advance" means an Advance which bears interest at the Floating Rate.

     "Floating Rate Loan" means a Loan which bears interest at the Floating
Rate.

     "Guarantor" means International Magnetic Imaging, Inc. (if and when it has been acquired by the Borrower), and any other now existing or hereafter established or acquired Subsidiary of the Borrower required to provide a Guaranty pursuant to Section 2.26 below, and its respective successors and assigns.

     "Guaranty" means a guaranty executed by a Guarantor in favor of the Administrative Agent, for the ratable benefit of the Lenders, in the form of Exhibit F hereto, as it may be amended or modified and in effect from time to time.

     "Indebtedness" of a Person means, without duplication, such Person's (i) obligations for borrowed money, (ii) obligations representing the deferred purchase price of Property or services (other than accounts payable arising in the ordinary course of such Person's business payable on terms customary in the trade), (iii) obligations, whether or not assumed, secured by Liens or payable out of the proceeds or production from property now or hereafter owned or acquired by such Person, (iv) obligations which are evidenced by notes, acceptances, or other instruments, (v) Capitalized Lease Obligations, and (vi)
Contingent Obligations.

     "Interest Period" means a Eurodollar Interest Period.

     "Investment" of a Person means any loan, advance (other than commission, travel and similar advances to officers and employees made in the ordinary course of business), extension of credit (other than accounts receivable arising in the ordinary course of business on terms customary in the trade) or contribution of capital by such Person; stocks, bonds, mutual funds, partnership interests, notes, debentures or other securities owned by such Person; any deposit accounts and certificate of deposit owned by such Person;
and structured notes, derivative financial instruments and other similar instruments or contracts owned by such Person.

     "L/C Documents" has the meaning given such term in Section 2.19 below.

     "L/C Drawing" has the meaning given such term in Section 2.22 below.

     "Lenders" means the lending institutions listed on the signature pages of this Agreement and their respective successors and assigns.

     "Lending Installation" means, with respect to a Lender or the Administrative Agent, any office, branch, subsidiary or affiliate of such Lender or the Administrative Agent.

     "Letter of Credit" has the meaning given such term in Section 2.19 below.

     "Letter of Credit Application" means an application for the issuance of a Letter of Credit in form satisfactory to First Chicago.

     "Lien" means any lien (statutory or other), mortgage, pledge, hypothecation, assignment, deposit arrangement, encumbrance or preference, priority or other security agreement or preferential arrangement of any kind or nature whatsoever (including, without limitation, the interest of a vendor or lessor under any conditional sale, Capitalized Lease or other title retention agreement).

     "Loan" means, with respect to a Lender, such Lender's loan made pursuant to Article II (or any conversion or continuation thereof).

     "Loan Documents" means this Agreement, the Notes, the Guaranties, the Subordination Agreements and the other documents and agreements contemplated hereby and executed by the Borrower or any Guarantor in favor of the Administrative Agent or any Lender.

     "Material Adverse Effect" means a material adverse effect on (i) the business, Property, condition (financial or otherwise), results of operations, or prospects of the Borrower and its Subsidiaries taken as a whole, (ii) the ability of the Borrower or any Guarantor to perform its obligations under the Loan Documents (provided that any such effect with respect to the Borrower or any Guarantor shall not constitute a Material Adverse Effect if not more than ten percent (10%) of the total asset of the Borrower and its Subsidiaries on a consolidated basis is affected adversely by such effect), or (iii) the validity or enforceability of any of the Loan Documents or the rights or remedies of the Administrative Agent or the Lenders thereunder.

     "Net Worth" means as to any Person the net worth of such Person and its consolidated Subsidiaries, determined in accordance with Agreement Accounting
Principles.

     "Note" means a promissory note, in substantially the form of Exhibit "A" hereto, duly executed by the Borrower and payable to the order of a Lender in the amount of its Commitment, including any amendment, modification, renewal or replacement of such promissory note.

     "Notice of Assignment" is defined in Section 12.3.2.

     "Obligations" means all unpaid principal of and accrued and unpaid interest on the Notes, the Outstanding Letters of Credit, and unrepaid L/C
Drawings, all accrued and unpaid fees and all expenses, reimbursements, indemnities and other obligations of the Borrower to the Lenders or to any Lender, the Administrative Agent or any indemnified party hereunder arising under the Loan Documents.

     "Outstanding" shall mean with respect to Letters of Credit, any Letter of Credit which has not been canceled, expired unutilized or fully drawn upon and reference to the "amount" of any Outstanding Letter of Credit shall be deemed to mean an amount available for drawing thereunder.

     "Participants" is defined in Section 12.2.1.

     "Payment Date" means the last day of each calendar quarter.

     "PBGC" means the Pension Benefit Guaranty Corporation, or any successor thereto.

     "Person" means any natural person, corporation, firm, joint venture, partnership, association, enterprise, trust or other entity or organization, or any government or political subdivision or any agency, department or instrumentality thereof.

     "Plan" means an employee pension benefit plan which is covered by Title
IV of ERISA or subject to the minimum funding standards under Section 412 of the Code as to which the Borrower or any member of the Controlled Group may have any liability.

     "Property" of a Person means any and all property, whether real, personal, tangible, intangible, or mixed, of such Person, or other assets owned, leased or operated by such Person.

     "Purchasers" is defined in Section 12.3.1.

     "Rate Hedging Agreement" means an agreement, device or arrangement providing for payments which are related to fluctuations of interest rates, exchange rates or forward rates, including, but not limited to, dollar-denominated or cross-currency interest rate exchange agreements, forward currency exchange agreements, interest rate cap or collar protection agreements, forward rate currency or interest rate options, puts and warrants.

     "Rate Hedging Obligations" of a Person means any and all obligations of such Person, whether absolute or contingent and howsoever and whensoever created, arising, evidenced or acquired (including all renewals, extensions and modifications thereof and substitutions therefor), under (i) any and all Rate Hedging Agreements, and (ii) any and all cancellations, buy backs, reversals, terminations or assignments of any Rate Hedging Agreement.

     "Regulation D" means Regulation D of the Board of Governors of the Federal Reserve System as from time to time in effect and any successor thereto or other regulation or official interpretation of said Board of Governors relating to reserve requirements applicable to member banks of the Federal Reserve System.

     "Regulation U" means Regulation U of the Board of Governors of the Federal Reserve System as from time to time in effect and any successor or other regulation or official interpretation of said Board of Governors relating to the extension of credit by banks for the purpose of purchasing or carrying margin stocks applicable to member banks of the Federal Reserve
System.

     "Rental Expense" means for any period all fixed payments (including as such all payments which the lessee is obligated to make to the lessor on termination of the lease and/or surrender of the property, payable by the Borrower or any Subsidiary of the Borrower, as lessee or sublessee under a lease of real and/or personal property) but excluding any amounts required to be paid by the Borrower or any Subsidiary of the Borrower (whether designated as rents or additional rents) on account of maintenance, repairs, insurance, taxes, and similar charges. Fixed rents under any so-called "percentage leases" shall be computed solely on the basis of the minimum rents, if any, required to be paid by the lessee regardless of sales volume and/or gross revenues.

     "Reportable Event" means a reportable event as defined in Section 4043 of ERISA and the regulations issued under such section, with respect to a Plan, excluding, however, such events as to which the PBGC by regulation waived the requirement of Section 4043(a) of ERISA that it be notified within 30 days of the occurrence of such event, provided, however, that a failure to meet the minimum funding standard of Section 412 of the Code and of Section 302 of ERISA shall be a Reportable Event regardless of the issuance of any such waiver of the notice requirement in accordance with either Section 4043(a) of ERISA or Section 412(d) of the Code.

     "Required Lenders" means Lenders in the aggregate having at least 51% of the Aggregate Commitment or, if the Aggregate Commitment has been terminated, Lenders in the aggregate holding at least 51% of the aggregate unpaid principal amount of the outstanding Advances; provided, however, that if there are only two Lenders hereunder, Required Lenders shall include both Lenders.

     "Reserve Requirement" means, with respect to a Eurodollar Interest
Period, the maximum aggregate reserve requirement (including all basic, supplemental, marginal and other reserves) which is imposed under Regulation D on Eurocurrency liabilities.

     "Section" means a numbered section of this Agreement, unless another document is specifically referenced.

     "Single Employer Plan" means a Plan maintained by the Borrower or any member of the Controlled Group for employees of the Borrower or any member of the Controlled Group.

     "Subordination Agreement" means a subordination agreement executed by a Guarantor in favor of the Administrative Agent, for the ratable benefit of the Lenders, in the form of Exhibit G hereto, as it may be amended or modified and in effect from time to time.

     "Subsidiary" of a Person means (i) any corporation more than 50% of the outstanding securities having ordinary voting power of which shall at the time be owned or controlled, directly or indirectly, by such Person or by one or more of its Subsidiaries or by such Person and one or more of its Subsidiaries, or (ii) any partnership, limited liability company, association, joint venture or similar business organization more than 50% of the ownership interests having ordinary voting power of which shall at the time be so owned or controlled. Unless otherwise expressly provided, all references herein to a "Subsidiary" shall mean a Subsidiary of the Borrower.

     "Substantial Portion" means, with respect to the Property of the Borrower and its Subsidiaries, Property which represents more than 10% of the consolidated assets of the Borrower and its Subsidiaries as would be shown in the consolidated financial statements of the Borrower and its Subsidiaries as at the beginning of the twelve-month period ending with the month in which such determination is made.

     "Total Indebtedness" means, as of any date of determination, the amount
(determined in conformity with Agreement Accounting Principles) of (i) the Obligations, plus (ii) all other outstanding Indebtedness of the Borrower and all its Subsidiaries, determined on a consolidated basis, created or assumed by any of such Persons, plus (iii) all other outstanding Indebtedness of the Borrower and all its Subsidiaries which arises under a revolving credit or similar agreement which obligates the lender or lenders to extend credit.

     "Total Indebtedness / EBITDA Ratio" means, as of any date of determination, the quotient of the Total Indebtedness of the Borrower and its Subsidiaries (determined on a consolidated basis) as of such date divided by the EBITDA of the Borrower and its Subsidiaries (determined on a consolidated basis) as of such date.

     "Transferee" is defined in Section 12.4.
     "Type" means, with respect to any Advance, its nature as a Floating Rate
Advance or a Eurodollar Advance.

     "Unfunded Liabilities" means the amount (if any) by which the present value of all vested and unvested accrued benefits under all Single Employer
Plans exceeds the fair market value of all such Plan assets allocable to such benefits, all determined as of the then most recent valuation date for such Plans using PBGC actuarial assumptions for single employer plan terminations.

     "Unmatured Default" means an event which but for the lapse of time or the giving of notice, or both, would constitute a Default.

     "Wholly-Owned Subsidiary" of a Person means (i) any Subsidiary all of the outstanding voting securities of which shall at the time be owned or controlled, directly or indirectly, by such Person or one or more Wholly-Owned
Subsidiaries of such Person, or by such Person and one or more Wholly-Owned
Subsidiaries of such Person, or (ii) any partnership, limited liability company, association, joint venture or similar business organization 100% of the ownership interests having ordinary voting power of which shall at the time be so owned or controlled.

     The foregoing definitions shall be equally applicable to both the singular and plural forms of the defined terms.


                                  ARTICLE II

                                 THE CREDITS

          2.1. Commitment. From and including the date of this Agreement and prior to the Facility Termination Date, each Lender severally agrees, on the terms and conditions set forth in this Agreement, to make Loans to the Borrower from time to time in amounts not to exceed in the aggregate at any one time outstanding the amount of its Commitment; provided, however, that the aggregate amount of Loans made by all Lenders at any one time outstanding shall not exceed the Aggregate Commitment minus the aggregate dollar amount of Outstanding Letters of Credit and unrepaid L/C Drawings on such date. Subject to the terms of this Agreement, the Borrower may borrow, repay and reborrow at any time prior to the Facility Termination Date. The Commitments to lend hereunder shall expire on the Facility Termination Date.

          2.2. Required Payments; Termination. Any outstanding Advances and all other unpaid Obligations shall be paid in full by the Borrower on the Facility Termination Date.

          2.3. Ratable Loans. Each Advance hereunder shall consist of Loans made from the several Lenders ratably in proportion to the ratio that their respective Commitments bear to the Aggregate Commitment.

          2.4 Types of Advances. The Advances may be Floating Rate Advances or Eurodollar Advances, or a combination thereof, selected by the Borrower in accordance with Sections 2.8 and 2.9.

          2.5.   Commitment Fee; Reductions in Aggregate Commitment.  The
Borrower agrees to pay to the Administrative Agent for the account of each Lender a commitment fee equal to the applicable percentage per annum set forth under the definition of "Applicable Margin" on the amount, calculated daily, equal to such Lender's Commitment minus such Lender's pro rata share of all outstanding Loans and Advances, Outstanding Letters of Credit and unrepaid L/C
Drawings, from the date hereof to and including the Facility Termination Date, payable in arrears on each Payment Date hereafter and on the Facility
Termination Date.  The Borrower may permanently reduce the Aggregate
Commitment in whole, or in part ratably among the Lenders in integral multiples of $5,000,000, upon at least five Business Days' written notice to the Administrative Agent, which notice shall specify the amount of any such reduction, provided, however, that the amount of the Aggregate Commitment may not be reduced below the aggregate principal amount of the outstanding
Advances. All accrued commitment fees shall be payable on the effective date of any termination of the obligations of the Lenders to make Loans hereunder.

          2.6. Minimum Amount of Each Advance. Each Fixed Rate Advance shall be in the minimum amount of $1,000,000 (and in multiples of $100,000 if in excess thereof), and each Floating Rate Advance shall be in the minimum amount of $100,000 (and in multiples of $100,000 if in excess thereof), provided, however, that any Floating Rate Advance may be in the amount of the unused Aggregate Commitment.

          2.7 Optional Principal Payments. The Borrower may from time to time pay, without penalty or premium, all outstanding Floating Rate Advances, or, in a minimum aggregate amount of $100,000 or any integral multiple of $100,000 in excess thereof, any portion of the outstanding Floating Rate
Advances upon two Business Days' prior notice to the Administrative Agent.  A
Fixed Rate Advance may not be paid prior to the last day of the applicable
Interest Period.

          2.8.   Method of Selecting Types and Interest Periods for New
Advances. The Borrower shall select the Type of Advance and, in the case of each Fixed Rate Advance, the Interest Period applicable to each Advance from time to time. The Borrower shall give the Administrative Agent irrevocable notice (a "Borrowing Notice") not later than 10:00 a.m. (Chicago time) at least one Business Day before the Borrowing Date of each Floating Rate
Advance, and three Business Days before the Borrowing Date for each Eurodollar
Advance, specifying:

                (i) the Borrowing Date, which shall be a Business Day, of such Advance,

                (ii)  the aggregate amount of such Advance,

                (iii) the Type of Advance selected, and

                (iv)  in the case of each Fixed Rate Advance, the Interest
Period applicable thereto.

Not later than noon (Chicago time) on each Borrowing Date, each Lender shall make available its Loan or Loans, in funds immediately available in Chicago to the Administrative Agent at its address specified pursuant to Article XIII.
The Administrative Agent will make the funds so received from the Lenders available to the Borrower at the Administrative Agent's aforesaid address.

          2.9.   Conversion and Continuation of Outstanding Advances.
Floating Rate Advances shall continue as Floating Rate Advances unless and until such Floating Rate Advances are converted into Fixed Rate Advances.
Each Fixed Rate Advance shall continue as a Fixed Rate Advance until the end of the then applicable Interest Period therefor, at which time such Fixed Rate
Advance shall be automatically converted into a Floating Rate Advance unless the Borrower shall have given the Administrative Agent a Conversion/Continuation Notice requesting that, at the end of such Interest
Period, such Fixed Rate Advance either continue as a Fixed Rate Advance for the same or another Interest Period or be converted into an Advance of another
Type.  Subject to the terms of Section 2.6, the Borrower may elect from time to time to convert all or any part of an Advance of any Type into any other
Type of Advances; provided that any conversion of any Fixed Rate Advance shall be made on, and only on, the last day of the Interest Period applicable thereto. The Borrower shall give the Administrative Agent irrevocable notice
(a "Conversion/Continuation Notice") of each conversion of an Advance or continuation of a Fixed Rate Advance not later than 10:00 a.m. (Chicago time) at least one Business Day, in the case of a conversion into a Floating Rate
Advance, or three Business Days, in the case of a conversion into or continuation of a Fixed Rate Advance, prior to the date of the requested conversion or continuation, specifying:

                (i) the requested date which shall be a Business Day, of such conversion or continuation,

                (ii) the aggregate amount and Type of the Advance which is to be converted or continued, and

                (iii)the amount and Type(s) of Advance(s) into which such Advance is to be converted or continued and, in the case of a conversion into or continuation of a Fixed Rate Advance, the duration of the Interest Period applicable thereto.

          2.10. Changes in Interest Rate, etc. Each Floating Rate Advance shall bear interest on the outstanding principal amount thereof, for each day from and including the date such Advance is made or is converted from a Fixed
Rate Advance into a Floating Rate Advance pursuant to Section 2.9 to but excluding the date it becomes due or is converted into a Fixed Rate Advance pursuant to Section 2.9 hereof, at a rate per annum equal to the Floating Rate for such day. Changes in the rate of interest on that portion of any Advance maintained as a Floating Rate Advance will take effect simultaneously with each change in the Alternate Base Rate. Each Fixed Rate Advance shall bear interest on the outstanding principal amount thereof from and including the first day of the Interest Period applicable thereto to (but not including) the last day of such Interest Period at the interest rate determined as applicable to such Fixed Rate Advance. No Interest Period may end after the Facility
Termination Date.

          2.11. Rates Applicable After Default. Notwithstanding anything to the contrary contained in Section 2.8 or 2.9, during the continuance of a Default the Required Lenders may, at their option, by notice to the Borrower
(which notice may be revoked at the option of the Required Lenders notwithstanding any provision of Section 8.2 requiring unanimous consent of the Lenders to changes in interest rates), declare that no Advance may be made as, converted into or continued as a Fixed Rate Advance. If any Advance is not paid at maturity, whether by acceleration or otherwise, or any L/C Drawing is not paid when due, the Required Lenders may, at their option, by notice to the Borrower (which notice may be revoked at the option of the Required
Lenders notwithstanding any provision of Section 8.2 requiring unanimous consent of the Lenders to changes in interest rates), declare that all outstanding Obligations (including any Advance and any unrepaid L/C Drawing) shall bear interest at a rate per annum equal to the Floating Rate plus 2% per annum.

          2.12. Method of Payment. All payments of the Obligations hereunder shall be made, without setoff, deduction, or counterclaim, in immediately available funds to the Administrative Agent at the Administrative Agent's address specified pursuant to Article XIII, or at any other Lending
Installation of the Administrative Agent specified in writing by the Administrative Agent to the Borrower, by noon (local time) on the date when due and shall be applied ratably by the Administrative Agent among the Lenders. Each payment delivered to the Administrative Agent for the account of any Lender shall be delivered promptly by the Administrative Agent to such Lender in the same type of funds that the Administrative Agent received at its address specified pursuant to Article XIII or at any Lending Installation specified in a notice received by the Administrative Agent from such Lender.
The Administrative Agent is hereby authorized to charge the account of the Borrower maintained with First Chicago for each payment of principal, interest and fees as it becomes due hereunder.

          2.13. Notes; Telephonic Notices. Each Lender is hereby authorized to record the principal amount of each of its Loans and each repayment on the schedule attached to its Note, provided, however, that neither the failure to so record nor any error in such recordation shall affect the Borrower's obligations under such Note. The Borrower hereby authorizes the Lenders and the Administrative Agent to extend, convert or continue Advances, effect selections of Types of Advances and to transfer funds based on telephonic notices made by any person or persons the Administrative Agent or any Lender in good faith believes to be acting on behalf of the Borrower. The Borrower agrees to deliver promptly to the Administrative Agent a written confirmation, if such confirmation is requested by the Administrative Agent or any Lender, of each telephonic notice signed by an Authorized Officer. The Administrative
Agent and the Lenders shall be entitled to rely on any such telephonic notice and take actions pursuant thereto without any written confirmation (if none has been requested) or prior to the receipt of any written confirmation (if one has been requested). If the related written confirmation has been delivered to the Administrative Agent by the Borrower prior to any action having been taken by the Administrative Agent and the Lenders pursuant to the Borrower's telephonic notice, and such written confirmation differs from the Borrower's telephonic notice, the Administrative Agent and the Lenders shall use their best efforts to take such actions as are specified in such written confirmation instead of pursuant to the telephonic notice. If such written confirmation is delivered to the Administrative Agent by the Borrower after the Administrative Agent and the Lenders have already taken action pursuant to the Borrower's telephonic notice, the Administrative Agent and the Lenders shall have no obligation whatsoever in following such written confirmation even if it differs in material respects from the Borrower's prior telephonic notice.

          2.14. Interest Payment Dates; Interest and Fee Basis. Interest accrued on each Floating Rate Advance shall be payable on each Payment Date, commencing with the first such date to occur after the date hereof, on any date on which the Floating Rate Advance is prepaid, whether due to acceleration or otherwise, and at maturity. Interest accrued on that portion of the outstanding principal amount of any Floating Rate Advance converted into a Fixed Rate Advance on a day other than a Payment Date shall be payable on the date of conversion. Interest accrued on each Fixed Rate Advance shall be payable on the last day of its applicable Interest Period, on any date on which the Fixed Rate Advance is prepaid, whether by acceleration or otherwise, and at maturity. Interest accrued on each Fixed Rate Advance having an Interest Period longer than three months shall also be payable on the last day of each three-month interval during such Interest Period. Interest on Fixed
Rate Loans, commitment fees and letter of credit fees shall be calculated for actual days elapsed on the basis of a 360-day year. Interest on Floating Rate
Loans shall be calculated for actual days elapsed on the basis of a 365-, or when appropriate 366-, day year. Interest shall be payable for the day an Advance is made but not for the day of any payment on the amount paid if payment is received prior to noon(local time) at the place of payment. If any payment of principal of or interest on an Advance shall become due on a day which is not a Business Day, such payment shall be made on the next succeeding
Business Day and, in the case of a principal payment, such extension of time shall be included in computing interest in connection with such payment.

          2.15.  Notification of Advances, Interest Rates, Prepayments and
Commitment Reductions.  Promptly after receipt thereof, the Administrative
Agent will notify each Lender of the contents of each Aggregate Commitment reduction notice, Borrowing Notice, Conversion/Continuation Notice, and repayment notice received by it hereunder. The Administrative Agent will notify each Lender of the interest rate applicable to each Fixed Rate Advance promptly upon determination of such interest rate and will give each Lender prompt notice of each change in the Alternate Base Rate.

          2.16.  Lending Installations.  Each Lender may book its Loans at any
Lending Installation selected by such Lender and may change its Lending
Installation from time to time. All terms of this Agreement shall apply to any such Lending Installation and the Notes shall be deemed held by each Lender for the benefit of such Lending Installation. Each Lender may, by written or telex notice to the Administrative Agent and the Borrower, designate a Lending Installation through which Loans will be made by it and for whose account Loan payments are to be made.

          2.17.  Non-Receipt of Funds by the Administrative Agent.  Unless the
Borrower or a Lender, as the case may be, notifies the Administrative Agent prior to the date on which it is scheduled to make payment to the Administrative Agent of (i) in the case of a Lender, the proceeds of a Loan or
(ii) in the case of the Borrower, a payment of principal, interest or fees to the Administrative Agent for the account of the Lenders, that it does not intend to make such payment, the Administrative Agent may assume that such payment has been made. The Administrative Agent may, but shall not be obligated to, make the amount of such payment available to the intended recipient in reliance upon such assumption. If such Lender or the Borrower, as the case may be, has not in fact made such payment to the Administrative
Agent, the recipient of such payment shall, on demand by the Administrative
Agent, repay to the Administrative Agent the amount so made available together with interest thereon in respect of each day during the period commencing on the date such amount was so made available by the Administrative Agent until the date the Administrative Agent recovers such amount at a rate per annum equal to (i) in the case of payment by a Lender, the Federal Funds Effective
Rate for such day or (ii) in the case of payment by the Borrower, the interest rate applicable to the relevant Loan.

          2.18. Mandatory Prepayment in the Event of a Change in Control. No later than ten (10) Business Days prior to the consummation of any transaction which would cause a Change in Control, the Borrower shall notify (a "Change in Control Notice") the Administrative Agent (and the Administrative Agent shall promptly forward a copy of such Change in Control Notice to each Lender) of such expected transaction, including within such Change in Control Notice the expected closing date of such transaction. Within five (5) Business Days of receipt of such Change in Control Notice by any Lender, such Lender may, at its option, give notice to the Administrative Agent and the Borrower that such Lender elects to terminate its Commitment hereunder. Unless an earlier date is otherwise agreed upon between the Borrower, the Administrative Agent and the terminating Lender, such Lender's Commitment shall terminate simultaneously with the closing of such transaction and the Borrower shall repay at such time all of such Lender's outstanding Loans, together with accrued interest thereon, any accrued fees with respect to such Lender's
Commitment, any costs, losses or expenses incurred by such Lender in connection with such prepayment payable by the Borrower pursuant to Section
3.4 and any other obligations of the Borrower to such Lender hereunder. Any failure of the Borrower to deliver a Change in Control Notice pursuant to this Section shall not affect the right of any Lender to terminate its Commitment hereunder simultaneously with the closing of the transaction causing the Change in Control nor the obligation of the Borrower to repay at the time of such closing the amounts required in connection with such termination.

          2.19. Issuance of Letters of Credit. On the terms and subject to the conditions set forth herein, First Chicago shall, from time to time from and including the date of this Agreement and prior to the Facility Termination
Date, issue its letters of credit (each a "Letter of Credit" and, collectively, the "Letters of Credit") for the account of the Borrower, in an amount (a) which when added to the aggregate amount of other Outstanding
Letters of Credit and unpaid L/C Drawings will not exceed $10,000,000, and (b) which when added to the aggregate amount of Loans outstanding hereunder and the aggregate amount of other Outstanding Letters of Credit and unpaid L/C
Drawings will not exceed the Aggregate Commitment. Each Letter of Credit shall be requested by the Borrower at least one Business Day prior to the proposed issuance date by delivery to First Chicago of a duly executed Letter of Credit Application, accompanied by all other documents, instruments and agreements as First Chicago may require (the "L/C Documents"). No Letter of
Credit shall have a stated expiration date (or provide for the extension of such stated expiration date or the issuance of any replacement therefor) later than the Facility Termination Date.

          2.20. Purchase of Participation Interests. Upon the issuance of each Letter of Credit, the Lenders shall be automatically deemed to have purchased an undivided participation interest therein and in all rights and obligations relating thereto ratably in proportion to the ratio that their respective Commitments bear to the Aggregate Commitment.

          2.21.  Repayment of L/C Drawings.   Any drawing under any Letter of
Credit (a "L/C Drawing") shall be payable in full by the Borrower: (1) prior to the occurrence of a Default and acceleration of the Obligations, on the date the Administrative Agent notifies the Borrower (which notice may be telephonic) of such L/C Drawing if such notice is given prior to 12:00 noon
(Los Angeles time), or on the next succeeding Business Day if given after
12:00 noon (Los Angeles time), or (2) following the occurrence of a Default and acceleration of the Obligations, without demand upon or notice to the
Borrower, on the date of such L/C Drawing.  Any L/C Drawing not paid on the date when due shall accrue interest as provided in Section 2.11 above, from and including such date to but not including the date paid in full.  The
Lenders hereby absolutely and unconditionally (including, without limitation, following the occurrence of a Default) agree to purchase and sell among themselves the dollar amount of any L/C Drawing which is not paid on the date when due by the Borrower, so that each unrepaid L/C Drawing shall be held and participated in by the Lenders ratably in proportion to the ratio that their respective Commitments bear to the Aggregate Commitment.

          2.22. Absolute Obligation to Repay. The Borrower's obligation to repay L/C Drawings shall be absolute, irrevocable and unconditional under any and all circumstances whatsoever and irrespective of any set-off, counterclaim or defense to payment which the Borrower may have or have had, against any Lender or any other Person, including, without limitation, any set-off, counterclaim or defense based upon or arising out of: (1) any lack of validity or enforceability of this Agreement or any of the other Loan
Documents; (2) any amendment or waiver of or any consent to departure from the terms of any Letter of Credit; (3) the existence of any claim, setoff, defense or other right which the Borrower or any other Person may have at any time against any beneficiary or any transferee of any Letter of Credit (or any Person for whom any such beneficiary or any such transferee may be acting);
(4) any allegation that any demand, statement or any other document presented under any Letter of Credit is forged, fraudulent, invalid or insufficient in any respect, or that any statement therein is untrue or inaccurate in any respect whatsoever or that variations in punctuation, capitalization, spelling or format were contained in the drafts or any statements presented in connection with any L/C Drawing; (5) any payment made by First Chicago under any Letter of Credit to any Person purporting to be a trustee in bankruptcy, debtor-in-possession, assignee for the benefit of creditors, liquidator, receiver or other representative of or successor to any beneficiary or any transferee of any Letter of Credit, including any arising in connection with any insolvency proceeding; or (6) any other circumstance of happening whatsoever, whether or not similar to any of the foregoing, including any other circumstance that might otherwise constitute a defense available to, or a discharge of the Borrower. Nothing contained herein shall constitute a waiver of any rights of the Borrower against First Chicago arising out of the gross negligence or willful misconduct of First Chicago in connection with any Letter of Credit issued hereunder, it being expressly acknowledged and agreed by First Chicago that payment by First Chicago under any Letter of Credit in an amount in excess of that available for drawing thereunder or in excess of that requested by the beneficiary in making a drawing thereunder shall constitute "gross negligence" on the part of First Chicago.

          2.23.  Uniform Customs and Practice.  The Uniform Customs and
Practice for Documentary Credits as published by the International Chamber of Commerce most recently at the time of issuance of any Letter of Credit shall (unless otherwise expressly provided in such Letter of Credit) apply to such Letter of Credit.

          2.24. Relationship to Letter of Credit Application. In the event of any inconsistency between the terms and provisions of this Agreement and the terms and provisions of the Letter of Credit Application, the terms and provisions of this Agreement shall supersede and govern.

          2.25. Letter of Credit Fee. The Borrower agrees to pay to the Administrative Agent for the account of the Lenders, ratably in proportion to the ratio that their respective Commitments bear to the Aggregate Commitment, a letter of credit fee equal to the Applicable Margin in connection with the Eurodollar Rate on the stated amount of all Outstanding Letters of Credit, payable in arrears on each Payment Date hereafter and on the Facility
Termination Date. In addition, the Borrower agrees to pay to First Chicago at the time of issuance of each Letter of Credit a fronting fee pursuant to that certain fee letter dated of even date herewith among First Chicago, the Arranger and the Borrower.

          2.26. Guaranties and Subordination Agreements. As additional credit support for the Obligations, the Borrower shall cause to be executed and delivered to the Administrative Agent from each of the Guarantors a Guaranty and a Subordination Agreement. The Borrower shall also cause to be executed and delivered to the Administrative Agent a Guaranty and a Subordination Agreement from any other direct or indirect Wholly-Owned
Subsidiary (whether now existing or hereafter established or acquired) from time to time if such Subsidiary shall have (i) gross revenues equal to or in excess of five percent (5%) of the consolidated gross revenues of the Borrower and its Subsidiaries for the immediately preceding twelve-month period or (ii) total assets equal to or in excess of five percent (5%) of the consolidated total assets of the Borrower and its Subsidiaries as of the last day of the most recent fiscal quarter.


                                  ARTICLE III

                           CHANGE IN CIRCUMSTANCES

          3.1. Yield Protection. If any law or any governmental or quasi-governmental rule, regulation, policy, guideline or directive (whether or not having the force of law), or any interpretation thereof, or the compliance of any Lender therewith,

               (i) subjects any Lender or any applicable Lending Installation to any tax, duty, charge or withholding on or from payments due from the Borrower (excluding federal taxation of the overall net income of any Lender or applicable Lending Installation), or changes the basis of taxation of payments to any Lender in respect of its Loans or other amounts due it hereunder, or

               (ii) imposes or increases or deems applicable any reserve, assessment, insurance charge, special deposit or similar requirement against assets of, deposits with or for the account of, or credit extended by, any Lender or any applicable Lending Installation (other than reserves and assessments taken into account in determining the interest rate applicable to Fixed Rate Advances), or

               (iii) imposes any other condition the result of which is to increase the cost to any Lender or any applicable Lending Installation of making, funding or maintaining loans or reduces any amount receivable by any Lender or any applicable Lending Installation in connection with loans, or requires any Lender or any applicable Lending Installation to make any payment calculated by reference to the amount of loans held or interest received by it, by an amount deemed material by such Lender, then, within 15 days of demand by such Lender, the Borrower shall pay such Lender that portion of such increased expense incurred or reduction in an amount received which such Lender determines is attributable to making, funding and maintaining its Loans and its Commitment. Notwithstanding anything to the contrary set forth above in this Section, this Section shall not apply to Floating Rate Loans.

           3.2. Changes in Capital Adequacy Regulations. If a Lender determines the amount of capital required or expected to be maintained by such Lender, any Lending Installation of such Lender or any corporation controlling such Lender is increased as a result of a Change, then, within 15 days of demand by such Lender, the Borrower shall pay such Lender the amount necessary to compensate for any shortfall in the rate of return on the portion of such increased capital which such Lender determines is attributable to this Agreement, its Loans or its obligation to make Loans hereunder (after taking into account such Lender's policies as to capital adequacy). "Change" means
(i) any change after the date of this Agreement in the Risk-Based Capital
Guidelines or (ii) any adoption of or change in any other law, governmental or quasi-governmental rule, regulation, policy, guideline, interpretation, or directive (whether or not having the force of law) after the date of this Agreement which affects the amount of capital required or expected to be maintained by any Lender or any Lending Installation or any corporation controlling any Lender (other than any change taken into account in determining the interest rate applicable to Fixed Rate Advances). "Risk-Based
Capital Guidelines" means (i) the risk-based capital guidelines in effect in the United States on the date of this Agreement, including transition rules, and (ii) the corresponding capital regulations promulgated by regulatory authorities outside the United States implementing the July 1988 report of the Basle Committee on Banking Regulation and Supervisory Practices Entitled
"International Convergence of Capital Measurements and Capital Standards," including transition rules, and any amendments to such regulations adopted prior to the date of this Agreement. Notwithstanding anything to the contrary set forth above in this Section, this Section shall not apply to Floating Rate
Loans.

          3.3. Availability of Types of Advances. If any Lender determines that maintenance of any of its Fixed Rate Loans at a suitable Lending
Installation would violate any applicable law, rule, regulation, or directive, whether or not having the force of law, or if the Required Lenders determine that (i) deposits of a type and maturity appropriate to match fund Fixed Rate
Advances are not available or (ii) the interest rate applicable to a Type of Advance does not accurately reflect the cost of making or maintaining such Advance, then the Administrative Agent shall suspend the availability of the affected Type of Advance and require any Fixed Rate Advances of the affected
Type to be repaid.

          3.4.  Funding Indemnification.  If any payment of a Fixed Rate
Advance occurs on a date which is not the last day of the applicable Interest
Period, whether because of acceleration, prepayment or otherwise, or a Fixed
Rate Advance is not made on the date specified by the Borrower for any reason other than default by the Lenders, the Borrower will indemnify each Lender for any loss or cost incurred by it resulting therefrom, including, without limitation, any loss or cost in liquidating or employing deposits acquired to fund or maintain the Fixed Rate Advance.

          3.5. Lender Statements; Survival of Indemnity. To the extent reasonably possible, each Lender shall designate an alternate Lending
Installation with respect to its Fixed Rate Loans to reduce any liability of the Borrower to such Lender under Sections 3.1 and 3.2 or to avoid the unavailability of a Type of Advance under Section 3.3, so long as such designation is not disadvantageous to such Lender. Each Lender shall deliver a written statement of such Lender to the Borrower (with a copy to the Administrative Agent) as to the amount due, if any, under Section 3.1, 3.2 or
3.4. Such written statement shall set forth in reasonable detail the calculations upon which such Lender determined such amount and shall be final, conclusive and binding on the Borrower in the absence of manifest error.
Determination of amounts payable under such Sections in connection with a Fixed Rate Loan shall be calculated as though each Lender funded its Fixed
Rate Loan through the purchase of a deposit of the type and maturity corresponding to the deposit used as a reference in determining the Fixed Rate applicable to such Loan, whether in fact that is the case or not. Unless otherwise provided herein, the amount specified in the written statement of any Lender shall be payable on demand after receipt by the Borrower of such written statement. The obligations of the Borrower under Sections 3.1, 3.2 and 3.4 shall survive payment of the Obligations and termination of this Agreement.

                                  ARTICLE IV

                CONDITIONS PRECEDENT; WITHHOLDING TAX EXEMPTION

          4.1. Initial Advance. The Lenders shall not be required to make the initial Advance hereunder at any time prior to the date of this Agreement and unless and until the Borrower has furnished to the Administrative Agent with sufficient copies for the Lenders:

                (i)   Duly executed originals of this Agreement.

                (ii)  Duly executed originals of each of the Guaranties.

                (iii) Duly executed originals of each of the Subordination
Agreements.

                (iv) Copies of the articles of incorporation of the Borrower, together with all amendments, and a certificate of good standing, both certified by the Secretary of State of the State of Delaware.

                (v)   Copies, certified by the Secretary or Assistant
Secretary of the Borrower, of its by-laws and of its Board of Directors' resolutions (and resolutions of other bodies, if any are deemed necessary by counsel for any Lender) authorizing the execution of the Loan Documents.

                (vi) An incumbency certificate, executed by the Secretary or Assistant Secretary of the Borrower, which shall identify by name and title and bear the signature of the officers of the Borrower authorized to sign the Loan Documents and to make borrowings hereunder, upon which certificate the Administrative Agent and the Lenders shall be entitled to rely until informed of any change in writing by the Borrower.

                (vii) With respect to each of the Guarantors, copies of its articles of incorporation, together with all amendments, and a certificate of good standing, both certified by the appropriate governmental officer in its jurisdiction of incorporation.

                (viii)With respect to each of the Guarantors, copies, certified by the Secretary or Assistant Secretary of such Guarantor, of its by-laws and of its Board of Directors' resolutions (and resolutions of other bodies, if any are deemed necessary by counsel for any Lender) authorizing the execution of the Guaranty to which it is party.
                (ix) With respect to each of the Guarantors, an incumbency certificate, executed by the Secretary or Assistant Secretary of such Guarantor, which shall identify by name and title and bear the signature of the officers of such Guarantor authorized to sign the Guaranty to which it is party.

                (x) A certificate, signed by the chief financial officer of the Borrower, stating that on the initial Borrowing Date no Default or Unmatured Default has occurred and is continuing.

                (xi) A written opinion of counsel to the Borrower and the Guarantors, addressed to the Lenders in substantially the form of Exhibit "B" hereto.

                (xii) Notes payable to the order of each of the Lenders.

                (xiii) Written money transfer instructions, in substantially the form of Exhibit "E" hereto, addressed to the Administrative Agent and signed by an Authorized Officer, together with such other related money transfer authorizations as the Administrative Agent may have reasonably requested.

                (xiv) Evidence satisfactory to the Administrative Agent that upon funding of the initial Advance hereunder, all Indebtedness (other than with respect to the letters of credit set forth in Schedule "5" hereto) to First Chicago under the existing line of credit extended by First Chicago to the Borrower shall have been paid in full.

                (xv) Such other documents as any Lender or its counsel may have reasonably requested.

                (xvi) Payment of a one-time loan fee in the amount of $27,500 to the Administrative Agent for distribution to the Lenders.

          4.2. Each Advance. The Lenders shall not be required to make any Advance (other than an Advance that, after giving effect thereto and to the application of the proceeds thereof, does not increase the aggregate amount of outstanding Advances), unless on the applicable Borrowing Date:

               (i)   There exists no Default or Unmatured Default.

               (ii) The representations and warranties contained in Article V are true and correct in all material respects as of such Borrowing Date except to the extent any such representation or warranty is stated to relate solely to an earlier date, in which case such representation or warranty shall be true and correct on and as of such earlier date.

               (iii) All legal matters incident to the making of such Advance shall be reasonably satisfactory to the Lenders and their counsel.

     Each Borrowing Notice with respect to each such Advance shall constitute a representation and warranty by the Borrower that the conditions contained in Sections 4.2(i) and (ii) have been satisfied. Any Lender may, through the Administrative Agent, require a duly completed compliance certificate in substantially the form of Exhibit "C" hereto as a condition to making an Advance.

          4.3. Withholding Tax Exemption. At least five Business Days prior to the first date on which interest or fees are payable hereunder for the account of any Lender, each Lender that is not incorporated under the laws of the United States of America, or a state thereof, agrees that it will deliver to each of the Borrower and the Administrative Agent two duly completed copies of United States Internal Revenue Service Form 1001 or 4224, certifying in either case that such Lender is entitled to receive payments under this

Agreement and the Notes without deduction or withholding of any United States federal income taxes. Each Lender which so delivers a Form 1001 or 4224 further undertakes to deliver to each of the Borrower and the Administrative
Agent two additional copies of such form (or a successor form) on or before the date that such form expires (currently, three successive calendar years for Form 1001 and one calendar year for Form 4224) or becomes obsolete or after the occurrence of any event requiring a change in the most recent forms so delivered by it, and such amendments thereto or extensions or renewals thereof as may be reasonably requested by the Borrower or the Administrative
Agent, in each case certifying that such Lender is entitled to receive payments under this Agreement and the Notes without deduction or withholding of any United States federal income taxes, unless an event (including without limitation any change in treaty, law or regulation) has occurred prior to the date on which any such delivery would otherwise be required which renders all such forms inapplicable or which would prevent such Lender from duly completing and delivering any such form with respect to it and such Lender advises the Borrower and the Administrative Agent that it is not capable of receiving payments without any deduction or withholding of United States federal income tax.


                                  ARTICLE V

                         REPRESENTATIONS AND WARRANTIES

     The Borrower represents and warrants to the Lenders that:

     5.1.  Corporate Existence and Standing.  Each of the Borrower and its
Subsidiaries is a corporation duly incorporated, validly existing and in good standing under the laws of its jurisdiction of incorporation and has all requisite authority to conduct its business in each jurisdiction where its ownership of property or conduct of business requires such authority and where failure to have such authority could have a Material Adverse Effect.

     5.2. Authorization and Validity. Each of the Borrower and the Guarantors has the corporate power and authority and legal right to execute and deliver the Loan Documents to which it is party and to perform its obligations thereunder. The execution and delivery by the Borrower and the Guarantors of the Loan Documents and the performance of their respective obligations thereunder have been duly authorized by proper corporate proceedings, the Loan Documents to which the Borrower is party constitute legal, valid and binding obligations of the Borrower enforceable against the Borrower in accordance with their terms, and the Loan Documents to which each Guarantor is party constitute legal, valid and binding obligations of such Guarantor enforceable against such Guarantor in accordance with their terms, except as enforceability may be limited by bankruptcy, insolvency or similar laws affecting the enforcement of creditors' rights generally.

     5.3. No Conflict; Government Consent. Neither the execution and delivery by the Borrower or any Guarantor of the Loan Documents, nor the consummation of the transactions therein contemplated, nor compliance with the provisions thereof will violate any law, rule, regulation, order, writ, judgment, injunction, decree or award binding on the Borrower or any of the Guarantors or the Borrower's or any Guarantor's articles of incorporation or by-laws or the provisions of any material indenture, instrument or agreement to which the Borrower or any of the Guarantors is a party or is subject, or by which it, or its Property, is bound, or conflict with or constitute a default thereunder, or result in the creation or imposition of any Lien in, of or on the Property of the Borrower or any Guarantor pursuant to the terms of any such indenture, instrument or agreement. No order, consent, approval, license, authorization, or validation of, or filing, recording or registration with, or exemption by, or other action in respect of any governmental or public body or authority, or any subdivision thereof, is required to authorize, or is required in connection with the execution, delivery and performance of, or the legality, validity, binding effect or enforceability of, any of the Loan Documents.

     5.4.  Financial Statements.  The consolidated financial statements dated
December 31, 1996 of the Borrower and its Subsidiaries heretofore delivered to the Lenders were prepared in accordance with generally accepted accounting principles in effect on the date such statements were prepared and fairly present the consolidated financial condition and operations of the Borrower and its Subsidiaries at such date and the consolidated results of their operations for the period then ended.

     5.5. Material Adverse Change. Since December 31, 1996, there has been no change in the business, Property, prospects, condition (financial or otherwise) or results of operations of the Borrower and its Subsidiaries which is likely to have a Material Adverse Effect.

     5.6.  Taxes.  The Borrower and its Subsidiaries have filed all United
States federal tax returns and all other tax returns which are required to be filed and have paid all taxes due pursuant to said returns or pursuant to any assessment received by the Borrower or any of its Subsidiaries, except such taxes, if any, as are being contested in good faith and as to which adequate reserves have been provided in accordance with Agreement Accounting Principles and as to which no Lien exists. The United States income tax returns of the Borrower and its Subsidiaries have been audited by the Internal Revenue
Service through the fiscal year ended December 31, 1993. No tax liens have been filed and no claims are being asserted with respect to any such taxes.
The charges, accruals and reserves on the books of the Borrower and its Subsidiaries in respect of any taxes or other governmental charges are adequate.

     5.7. Litigation and Contingent Obligations. Except as set forth on Schedule "3" hereto, there is no litigation, arbitration, governmental investigation, proceeding or inquiry pending or, to the knowledge of any of their officers, threatened against or affecting the Borrower or any of its Subsidiaries which could have a Material Adverse Effect or which seeks to prevent, enjoin or delay the making of the Loans or Advances. Other than any liability incident to such litigation, arbitration or proceedings, the Borrower has no material contingent obligations not provided for or disclosed in the financial statements referred to in Section 5.4.

     5.8. Subsidiaries. Schedule "1" hereto contains an accurate list of all Subsidiaries of the Borrower as of the date of this Agreement, setting forth their respective jurisdictions of incorporation and the percentage of their respective capital stock owned by the Borrower or other Subsidiaries. All of the issued and outstanding shares of capital stock of such Subsidiaries have been duly authorized and issued and are fully paid and non-assessable.

     5.9. ERISA. The Unfunded Liabilities of all Single Employer Plans do not in the aggregate exceed $1,000,000. Each Plan complies in all material respects with all applicable requirements of law and regulations, no Reportable Event has occurred with respect to any Plan, neither the Borrower nor any other members of the Controlled Group has withdrawn from any Plan or initiated steps to do so, and no steps have been taken to reorganize or terminate any Plan.

     5.l0. Accuracy of Information. No information, exhibit or report furnished by the Borrower or any of its Subsidiaries to the Administrative
Agent or to any Lender in connection with the negotiation of, or compliance with, the Loan Documents contained any material misstatement of fact or omitted to state a material fact or any fact necessary to make the statements contained therein not misleading.

     5.11. Regulation U. Margin stock (as defined in Regulation U) constitutes less than 25% of those assets of the Borrower and its Subsidiaries which are subject to any limitation on sale, pledge, or other restriction hereunder.

     5.12. Material Agreements. Neither the Borrower nor any Subsidiary is a party to any agreement or instrument or subject to any charter or other corporate restriction which is likely to have a Material Adverse Effect.
Neither the Borrower nor any Subsidiary is in default in the performance, observance or fulfillment of any of the material obligations, covenants or conditions contained in (i) any agreement to which it is a party, which default is likely to have a Material Adverse Effect or (ii) any agreement or instrument evidencing or governing Indebtedness with a current outstanding principal amount in excess of $100,000.

     5.13. Compliance With Laws. The Borrower and its Subsidiaries have complied with all applicable statutes, rules, regulations, orders and restrictions of any domestic or foreign government or any instrumentality or agency thereof, having jurisdiction over the conduct of their respective businesses or the ownership of their respective Property if failure to comply could reasonably be expected to have a Material Adverse Effect.

     5.14. Ownership of Properties. Except as set forth on Schedule "2" hereto, on the date of this Agreement, the Borrower and its Subsidiaries will have good title, free of all Liens other than those permitted by Section 6.15, to all of the Property and assets reflected in the financial statements as owned by it.

     5.15. Plan Assets; Prohibited Transactions. The Borrower is not an entity deemed to hold "plan assets" within the meaning of 29 C.F.R. Section
2510.3-101 of an employee benefit plan (as defined in Section 3(3) of ERISA) which is subject to Title I of ERISA or any plan (within the meaning of Section 4975 of the Code); and neither the execution of this Agreement and the making of Loans hereunder do not give rise to a prohibited transaction within the meaning of Section 406 of ERISA or Section 4975 of the Code.

     5.16. Environmental Matters. In the ordinary course of its business, the officers of the Borrower consider the effect of Environmental Laws on the business of the Borrower and its Subsidiaries, in the course of which they identify and evaluate potential risks and liabilities accruing to the Borrower due to Environmental Laws. On the basis of this consideration, the Borrower has reasonably concluded that it is in material compliance with all applicable
Environmental Laws in effect on the date of this representation and warranty.
Except as set forth on Schedule "6" hereto, neither the Borrower nor any Subsidiary has received any notice to the effect that its operations are not in material compliance with any of the requirements of applicable
Environmental Laws or are the subject of any federal or state investigation evaluating whether any remedial action is needed to respond to a release of any toxic or hazardous waste or substance into the environment, which non-compliance or remedial action could have a Material Adverse Effect.

     5.17. Investment Company Act. Neither the Borrower nor any Subsidiary thereof is an "investment company" or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended.

     5.18.  Public Utility Holding Company Act.  Neither the Borrower nor any
Subsidiary is a "holding company" or a "subsidiary company" of a "holding company", or an "affiliate" of a "holding company" or of a "subsidiary company" of a "holding company", within the meaning of the Public Utility
Holding Company Act of 1935, as amended.

                                  ARTICLE VI

                                  COVENANTS

     During the term of this Agreement, unless the Required Lenders shall otherwise consent in writing:

     6.1. Financial Reporting. The Borrower will maintain, for itself and each Subsidiary, a system of accounting established and administered in accordance with generally accepted accounting principles, and furnish to the
Lenders:

          (i)  Within 120 days after the close of each of its fiscal years,
(A) an unqualified (except for qualifications relating to changes in accounting principles or practices reflecting changes in generally accepted principles of accounting and required or approved by the Borrower's independent certified public accountants) audit report certified by independent certified public accountants, acceptable to the Required Lenders, prepared in accordance with Agreement Accounting Principles on a consolidated and consolidating basis (consolidating statements need not be certified by such accountants) for itself and the Subsidiaries, including balance sheets as of the end of such period, related profit and loss and reconciliation of surplus statements, and a statement of cash flows, accompanied by any management letter prepared by said accountants, and (B) consolidating unaudited balance sheets as at the close of each such period and consolidating profit and loss and reconciliation of surplus statements and a statement of cash flows for such fiscal year, all certified by its chief financial officer.

          (ii) Within 60 days after the close of the first three quarterly periods of each of its fiscal years, for itself and the Subsidiaries, consolidated and consolidating unaudited balance sheets as at the close of each such period and consolidated and consolidating profit and loss and reconciliation of surplus statements and a statement of cash flows for the period from the beginning of such fiscal year to the end of such quarter, all certified by its chief financial officer.

          (iii) [Intentionally Omitted.]

          (iv)  Together with the financial statements required under Sections
6.1(i) and (ii), a compliance certificate in substantially the form of Exhibit
"C" hereto signed by an Authorized Officer showing the calculations necessary to determine compliance with this Agreement and stating that no Default or Unmatured Default exists, or if any Default or Unmatured Default exists, stating the nature and status thereof.

          (v) Within 270 days after the close of each fiscal year, a statement of the Unfunded Liabilities of each Single Employer Plan, certified as correct by an actuary enrolled under ERISA.

          (vi) As soon as possible and in any event within l0 days after the Borrower knows that any Reportable Event has occurred with respect to any Plan, a statement, signed by the chief financial officer of the Borrower, describing said Reportable Event and the action which the Borrower proposes to take with respect thereto.

          (vii) As soon as possible and in any event within 10 days after receipt by the Borrower, a copy of (a) any notice or claim to the effect that the Borrower or any of its Subsidiaries is or may be liable to any Person as a result of the release by the Borrower, any of its Subsidiaries, or any other
Person of any toxic or hazardous waste or substance into the environment, and
(b) any notice alleging any violation of any federal, state or local environmental, health or safety law or regulation by the Borrower or any of its Subsidiaries, which, in either case, could reasonably be expected to have a Material Adverse Effect.
          (viii) Promptly upon the furnishing thereof to the shareholders of the Borrower, copies of all financial statements, reports and proxy statements so furnished.

          (ix) Promptly upon the filing thereof, copies of all registration statements and annual, quarterly, monthly or other regular reports which the Borrower or any of its Subsidiaries files with the Securities and Exchange
Commission.

          (x) Such other information (including non-financial information) as the Administrative Agent or any Lender may from time to time reasonably request.

     6.2. Use of Proceeds. The Borrower will, and will cause each Subsidiary to, use the proceeds of the Advances to support working capital requirements, general corporate purposes and friendly Acquisitions, and to repay outstanding
Advances. The Borrower will not, nor will it permit any Subsidiary to, use any of the proceeds of the Advances to purchase or carry any "margin stock"
(as defined in Regulation U).

     6.3. Notice of Default. The Borrower will, and will cause each Subsidiary to, give prompt notice in writing to the Lenders of the occurrence of any Default or Unmatured Default and of any other development, financial or otherwise, which could have a Material Adverse Effect.

     6.4. Conduct of Business. The Borrower will, and will cause each Subsidiary to, carry on and conduct its business in substantially the same manner and in substantially the same fields of enterprise as it is presently conducted or in related business lines and to do all things necessary to remain duly incorporated, validly existing and in good standing as a domestic corporation in its jurisdiction of incorporation and maintain all requisite authority to conduct its business in each jurisdiction in which its business is conducted.

     6.5. Taxes. The Borrower will, and will cause each Subsidiary to, timely file complete and correct United States federal and applicable foreign, state and local tax returns required by law and pay when due all taxes, assessments and governmental charges and levies upon it or its income, profits or Property, except those which are being contested in good faith by appropriate proceedings and with respect to which adequate reserves have been set aside in accordance with Agreement Accounting Principles.

     6.6. Insurance. The Borrower will, and will cause each Subsidiary to, maintain with financially sound and reputable insurance companies insurance on all their Property in such amounts and covering such risks as is consistent with sound business practice, and the Borrower will furnish to any Lender upon request full information as to the insurance carried.

     6.7. Compliance with Laws. The Borrower will, and will cause each Subsidiary to, comply with all laws, rules, regulations, orders, writs, judgments, injunctions, decrees or awards to which it may be subject, except to the extent that such noncompliance could not reasonably be expected to have a Material Adverse Effect.

     6.8. Maintenance of Properties. The Borrower will, and will cause each Subsidiary to, do all things necessary to maintain, preserve, protect and keep its Property in good repair, working order and condition, and make all necessary and proper repairs, renewals and replacements so that its business carried on in connection therewith may be properly conducted at all times.

     6.9. Inspection. The Borrower will, and will cause each Subsidiary to, permit the Administrative Agent and the Lenders, by their respective representatives and agents, to inspect any of the Property, corporate books and financial records of the Borrower and each Subsidiary, to examine and make copies of the books of accounts and other financial records of the Borrower and each Subsidiary, and to discuss the affairs, finances and accounts of the Borrower and each Subsidiary with, and to be advised as to the same by, their respective officers at such reasonable times and intervals as the Lenders may designate.

     6.10. Dividends. The Borrower will not, nor will it permit any Subsidiary to, declare or pay any dividends or make any distributions on its capital stock (other than dividends payable in its own capital stock and dividends on preferred stock of the Borrower outstanding on the date of this Agreement), except that any Subsidiary may declare and pay dividends to, or make distributions to, or make redemptions from, the Borrower or a Wholly-Owned Subsidiary.

     6.11. Indebtedness. The Borrower will not, nor will it permit any Subsidiary to, create, incur or suffer to exist any Indebtedness, except:

            (i)  The Loans.

            (ii) Indebtedness existing on the date hereof and described in Schedule "2" hereto.

            (iii) Indebtedness arising under Rate Hedging Agreements related to the Loans.

            (iv) Capitalized Leases and Indebtedness assumed in connection with the Acquisition of International Magnetic Imaging, Inc., as described in Schedule "2" hereto.

            (v) Capitalized Leases, Indebtedness assumed in connection with any Acquisition after the date of this Agreement, and other incidental
Indebtedness, collectively in an aggregate amount not to exceed $15,000,000.

            (vi) With prior notice to the Administrative Agent for distribution to the Lenders and with subsequent delivery to each Lender of copies of all agreements executed in connection therewith, a one-time issuance of term debt in an aggregate amount not to exceed $100,000,000, the proceeds of which to be used to repay outstanding Obligations.

In the event the Borrower or any Subsidiary wishes to assume any Indebtedness in connection with any Acquisition after the date of this Agreement in addition to that permitted above in this Section 6.11, the Borrower shall provide all relevant documents in connection with such Indebtedness to the Administrative Agent and the Lenders for their review and prior approval. The
Administrative Agent and the Lenders shall use their reasonable judgment in reviewing such documents and in deciding whether to grant such approval.

     6.12. Merger. The Borrower will not, nor will it permit any Subsidiary to, merge or consolidate with or into any other Person, except: (1) any merger of a Subsidiary into the Borrower or a Wholly-Owned Subsidiary, and (2) any consolidation or merger in which the Borrower is the surviving entity and the shareholders of the Borrower prior to such consolidation or merger will control a majority of the Borrower's voting stock upon the closing of such consolidation or merger.

     6.13. Sale of Assets. The Borrower will not, nor will it permit any Subsidiary to, lease, sell or otherwise dispose of its Property, to any other
Person, except:

           (i)  Sales of inventory in the ordinary course of business.

           (ii) Leases, sales or other dispositions of its Property that, together with all other Property of the Borrower and its Subsidiaries previously leased, sold or disposed of (other than inventory in the ordinary course of business) as permitted by this Section during the twelve-month period ending with the month in which any such lease, sale or other disposition occurs, do not constitute a Substantial Portion of the Property of the Borrower and its Subsidiaries.

     6.14. Investments and Acquisitions. The Borrower will not, nor will it permit any Subsidiary to, make or suffer to exist any Investments (including, without limitation, loans and advances to, and other Investments in, Subsidiaries), or commitments therefor, or to create any Subsidiary or to become or remain a partner in any partnership or joint venture, or to make any Acquisition of any Person, except:

            (i)  Short-term obligations of, or fully guaranteed by, the United
States of America.

            (ii)  Commercial paper rated A-l or better by Standard and Poor's
Ratings Group, a division of McGraw Hill, Inc., or P-l or better by Moody's
Investors Service, Inc.

            (iii) Municipal bonds rated AA or better, and preferred stock rated A or better, by Standard and Poor's Ratings Group.

            (iv) Demand deposit accounts maintained in the ordinary course of business.

            (v) Certificates of deposit issued by and time deposits with commercial banks (whether domestic or foreign) having capital and surplus in excess of $100,000,000.

            (vi) Existing Investments in Subsidiaries and other Investments in existence on the date hereof and described in Schedule "1" hereto.

            (vii) Friendly Acquisitions involving (A) total expenditures not to exceed (i) $20,000,000 in any one transaction or series of transactions related to the same entity; or (ii) in the aggregate determined as of the last day of each fiscal quarter for the 12-month period ending on such date, $40,000,000, (B) targets in a similar line of business (radioactive pharmaceuticals and diagnostic imaging) as the Borrower, and (C) targets with a positive EBITDA; provided that on a proforma basis, the Borrower shall remain in compliance with all the covenants under this Agreement immediately upon consummation of such Acquisition; and provided further, that the Acquisition of International Magnetic Imaging, Inc. involving total expenditures not to exceed $42,000,000 shall be permitted and not subject to the restrictions of this subsection 6.14(vi).

     6.15. Liens. The Borrower will not, nor will it permit any Subsidiary to, create, incur, or suffer to exist any Lien in, of or on the Property of the Borrower or any of its Subsidiaries, except:

            (i) Liens for taxes, assessments or governmental charges or levies on its Property if the same shall not at the time be delinquent or thereafter can be paid without penalty, or are being contested in good faith and by appropriate proceedings and for which adequate reserves in accordance with generally accepted principles of accounting shall have been set aside on its books.

            (ii) Liens imposed by law, such as carriers', warehousemen's and mechanics' liens and other similar liens arising in the ordinary course of business which secure payment of obligations not more than 60 days past due or which are being contested in good faith by appropriate proceedings and for which adequate reserves shall have been set aside on its books.

            (iii) Liens arising out of pledges or deposits under worker's compensation laws, unemployment insurance, old age pensions, or other social security or retirement benefits, or similar legislation.

            (iv) Utility easements, building restrictions and such other encumbrances or charges against real property as are of a nature generally existing with respect to properties of a similar character and which do not in any material way affect the marketability of the same or interfere with the use thereof in the business of the Borrower or the Subsidiaries.

            (v)  Liens existing on the date hereof and described in Schedule
"2" hereto.

            (vi) Liens and purchase money security interests assumed in connection with the Acquisition of International Magnetic Imaging, Inc. as described in Schedule "2" hereto.

            (v) Liens incurred in connection with any Acquisition after the date of this Agreement and purchase money security interests, in an aggregate amount not to exceed $10,000,000 at any one time outstanding.

     6.16. Capital Expenditures. The Borrower will not, nor will it permit any Subsidiary to, expend, or be committed to expend for Capital Expenditures in the aggregate in excess of the sum of (a) one hundred percent (100%) of all depreciation, depletion and amortization expenses of the Borrower and its Subsidiaries on a consolidated basis, and (b) fifty percent (50%) of the net income of the Borrower and its Subsidiaries on a consolidated basis, all determined as of the last day of each fiscal quarter for the 12-month period ending on such date.

     6.17. Affiliates. The Borrower will not, and will not permit any Subsidiary to, enter into any transaction (including, without limitation, the purchase or sale of any Property or service) with, or make any payment or transfer to, any Affiliate except in the ordinary course of business and pursuant to the reasonable requirements of the Borrower's or such Subsidiary's business and upon fair and reasonable terms no less favorable to the Borrower or such Subsidiary than the Borrower or such Subsidiary would obtain in a comparable arms-length transaction.

     6.18.  Net Worth  The Borrower will not permit the Net Worth of the
Borrower and its consolidated Subsidiaries to be less than the sum of: (i)
$65,000,000, plus (ii) fifty percent (50%) of net income of the Borrower and its consolidated Subsidiaries (if positive) earned at any time after December
31, 1996, determined in accordance with Agreement Accounting Principles, plus
(iii) seventy-five percent (75%) of proceeds of any new equity issuance of the Borrower and its consolidated Subsidiaries occurring at any time after the date of this Agreement.

     6.19. Total Indebtedness / EBITDA Ratio The Borrower will not permit the Total Indebtedness / EBITDA Ratio of the Borrower and its consolidated
Subsidiaries, determined as of the last day of each fiscal quarter for the 12-month period ending on such date, to exceed: (i) at any time on or prior to March 31, 1999, 3.25:1; and (ii) at any time thereafter, 2.5:1.

     6.20.  Fixed Charge Coverage Ratio  The Borrower will not permit the
Fixed Charge Coverage Ratio of the Borrower and its consolidated Subsidiaries, determined as of the last day of each fiscal quarter for the 12-month period ending on such date, to be less than 1.25:1.


                                 ARTICLE VII

                                  DEFAULTS

     The occurrence of any one or more of the following events shall constitute a Default:
     7.1. Any representation or warranty made or deemed made by or on behalf of the Borrower or any of its Subsidiaries to the Lenders or the Administrative Agent under or in connection with this Agreement, any Loan, or any certificate or information delivered in connection with this Agreement or any other Loan Document shall be materially false on the date as of which made.

     7.2. Nonpayment of principal of any Note when due, or nonpayment of interest upon any Note or of any commitment fee or other obligations under any of the Loan Documents within five days after the same becomes due.

     7.3.  The breach by the Borrower of any of the terms or provisions of
Article VI.

     7.4. The breach by the Borrower (other than a breach which constitutes a Default under Section 7.1, 7.2 or 7.3) of any of the terms or provisions of this Agreement which is not remedied within thirty days after written notice from the Administrative Agent or any Lender.

     7.5. Failure of the Borrower or any Guarantor to pay when due any Indebtedness aggregating in excess of $1,000,000 ("Material Indebtedness"); or the default by the Borrower or any Guarantor in the performance of any term, provision or condition contained in any agreement under which any such Material Indebtedness was created or is governed, or any other event shall occur or condition exist, the effect of which is to cause, or to permit the holder or holders of such Material Indebtedness to cause, such Material
Indebtedness to become due prior to its stated maturity; or any Material
Indebtedness of the Borrower or any Guarantor shall be declared to be due and payable or required to be prepaid or repurchased (other than by a regularly scheduled payment) prior to the stated maturity thereof; or the Borrower or any Guarantor shall not pay, or admit in writing its inability to pay, its debts generally as they become due.

     7.6. The Borrower or any Guarantor shall (i) have an order for relief entered with respect to it under the Federal bankruptcy laws as now or hereafter in effect, (ii) make an assignment for the benefit of creditors,
(iii) apply for, seek, consent to, or acquiesce in, the appointment of a receiver, custodian, trustee, examiner, liquidator or similar official for it or any Substantial Portion of its Property, (iv) institute any proceeding seeking an order for relief under the Federal bankruptcy laws as now or hereafter in effect or seeking to adjudicate it a bankrupt or insolvent, or seeking dissolution, winding up, liquidation, reorganization, arrangement, adjustment or composition of it or its debts under any law relating to bankruptcy, insolvency or reorganization or relief of debtors or fail to file an answer or other pleading denying the material allegations of any such proceeding filed against it, (v) take any corporate action to authorize or effect any of the foregoing actions set forth in this Section 7.6 or (vi) fail to contest in good faith any appointment or proceeding described in Section
7.7.

     7.7. Without the application, approval or consent of the Borrower or any Guarantor, a receiver, trustee, examiner, liquidator or similar official shall be appointed for the Borrower or any Guarantor or any Substantial Portion of its Property, or a proceeding described in Section 7.6(iv) shall be instituted against the Borrower or any Guarantor and such appointment continues undischarged or such proceeding continues undismissed or unstayed for a period of 30 consecutive days.

     7.8. Any court, government or governmental agency shall condemn, seize or otherwise appropriate, or take custody or control of (each a "Condemnation"), all or any portion of the Property of the Borrower or any Guarantor which, when taken together with all other Property of the Borrower or any Guarantor so condemned, seized, appropriated, or taken custody or control of, during the twelve-month period ending with the month in which any such Condemnation occurs, constitutes a Substantial Portion.

     7.9. The Borrower or any of its Subsidiaries shall fail within 30 days to pay, bond or otherwise discharge any judgment or order for the payment of money (to the extent not covered by insurance) in excess of $1,000,000, which is not stayed on appeal or otherwise being appropriately contested in good faith.

     7.10. The Unfunded Liabilities of all Single Employer Plans shall exceed in the aggregate $1,000,000 or any Reportable Event shall occur in connection with any Plan.

     7.11. The Borrower or any of its Subsidiaries shall be the subject of any proceeding or investigation pertaining to the release by the Borrower or any of its Subsidiaries, or any other Person of any toxic or hazardous waste or substance into the environment, or any violation of any federal, state or local environmental, health or safety law or regulation, which, in either case, could be reasonably expected to have a Material Adverse Effect.

     7.12. The occurrence of any "default", as defined in any Loan Document
(other than this Agreement or the Notes) or the breach of any of the terms or provisions of any Loan Document (other than this Agreement or the Notes), which default or breach continues beyond any period of grace therein provided.

     7.13. Nonpayment by the Borrower of any Rate Hedging Obligation when due or the breach by the Borrower of any term, provision or condition contained in any Rate Hedging Agreement.

     7.14. Any Guaranty shall fail to remain in full force or effect (and such failure could reasonably be expected to have a Material Adverse Effect) or any action shall be taken to discontinue or to assert the invalidity or unenforceability of any Guaranty, or any Guarantor shall fail to comply with any of the terms or provisions of any Guaranty to which it is a party (and such failure could reasonably be expected to have a Material Adverse Effect), or any Guarantor denies that it has any further liability under any Guaranty to which it is a party, or gives notice to such effect.


                                 ARTICLE VIII

                  ACCELERATION, WAIVERS, AMENDMENTS AND REMEDIES

     8.1. Acceleration. If any Default described in Section 7.6 or 7.7 occurs with respect to the Borrower, the obligations of the Lenders to make
Loans hereunder and First Chicago's obligation to issue Letters of Credit hereunder shall automatically terminate and the Obligations shall immediately become due and payable without any election or action on the part of the Administrative Agent or any Lender. If any other Default occurs, the Required
Lenders (or the Administrative Agent with the consent of the Required Lenders) may terminate or suspend the obligations of the Lenders to make Loans hereunder (and First Chicago may in its sole discretion terminate or suspend its obligation to issue Letters of Credit hereunder), or declare the Obligations to be due and payable, or both, whereupon the Obligations shall become immediately due and payable, without presentment, demand, protest or notice of any kind, all of which the Borrower hereby expressly waives. Any amounts paid by the Borrower to the Administrative Agent on account of Outstanding Letters of Credit shall be held by the Administrative Agent as cash collateral for the obligations of the Borrower with respect to unpaid L/C
Drawings relating thereto, and the Borrower hereby grants to the Administrative Agent a first perfected security interest in said cash and authorizes the Administrative Agent to apply such cash on account of future
L/C Drawings as such become payable by the Borrower.

    If, within five (5) days after acceleration of the maturity of the Obligations or termination of the obligations of the Lenders to make Loans hereunder as a result of any Default (other than any Default as described in Section 7.6 or 7.7 with respect to the Borrower) and before any judgment or decree for the payment of the Obligations due shall have been obtained or entered, the Required Lenders (in their sole discretion) shall so direct, the Administrative Agent shall, by notice to the Borrower, rescind and annul such acceleration and/or termination.

     8.2. Amendments. Subject to the provisions of this Article VIII, the Required Lenders (or the Administrative Agent with the consent in writing of the Required Lenders) and the Borrower may enter into agreements supplemental hereto for the purpose of adding or modifying any provisions to the Loan
Documents or changing in any manner the rights of the Lenders or the Borrower hereunder or waiving any Default hereunder; provided, however, that no such supplemental agreement shall, without the consent of each Lender affected thereby:

          (i) Extend the maturity of any Loan or Note or forgive all or any portion of the principal amount thereof, or reduce the rate or extend the time of payment of interest or fees thereon.

          (ii) Modify the definition of Required Lenders.

          (iii) Reduce the amount or extend the payment date for, the mandatory payments required under Section 2.2, or increase or decrease the amount of the Commitment of any Lender hereunder (except for a ratable decrease in the Commitments of all Lenders), or permit the Borrower to assign its rights under this Agreement.

          (iv)  Amend this Section 8.2.

          (v)  Release any guarantor of any Advance.

No amendment of any provision of this Agreement relating to the Administrative
Agent shall be effective without the written consent of the Administrative
Agent.  The Administrative Agent may waive payment of the fee required under
Section 12.3.2 without obtaining the consent of any other party to this Agreement.

     8.3. Preservation of Rights. No delay or omission of the Lenders or the Administrative Agent to exercise any right under the Loan Documents shall impair such right or be construed to be a waiver of any Default or an acquiescence therein, and the making of a Loan notwithstanding the existence of a Default or the inability of the Borrower to satisfy the conditions precedent to such Loan shall not constitute any waiver or acquiescence. Any single or partial exercise of any such right shall not preclude other or further exercise thereof or the exercise of any other right, and no waiver, amendment or other variation of the terms, conditions or provisions of the Loan Documents whatsoever shall be valid unless in writing signed by the Lenders required pursuant to Section 8.2, and then only to the extent in such writing specifically set forth. All remedies contained in the Loan Documents or by law afforded shall be cumulative and all shall be available to the Administrative Agent and the Lenders until the Obligations have been paid in full.


                                  ARTICLE IX

                              GENERAL PROVISIONS

     9.1. Survival of Representations. All representations and warranties of the Borrower contained in this Agreement shall survive delivery of the Notes and the making of the Loans herein contemplated.
     9.2. Governmental Regulation. Anything contained in this Agreement to the contrary notwithstanding, no Lender shall be obligated to extend credit to the Borrower in violation of any limitation or prohibition provided by any applicable statute or regulation.

     9.3. Taxes. Any taxes (excluding federal income taxes on the overall net income of any Lender) or other similar assessments or charges made by any governmental or revenue authority in respect of the Loan Documents shall be paid by the Borrower, together with interest and penalties, if any.

     9.4. Headings. Section headings in the Loan Documents are for convenience of reference only, and shall not govern the interpretation of any of the provisions of the Loan Documents.

     9.5. Entire Agreement. The Loan Documents embody the entire agreement and understanding among the Borrower, the Administrative Agent and the Lenders and supersede all prior agreements and understandings among the Borrower, the Administrative Agent and the Lenders relating to the subject matter thereof other than the fee letter described in Section 10.13.

     9.6. Several Obligations; Benefits of this Agreement. The respective obligations of the Lenders hereunder are several and not joint and no Lender shall be the partner or agent of any other (except to the extent to which the Administrative Agent is authorized to act as such). The failure of any Lender to perform any of its obligations hereunder shall not relieve any other Lender from any of its obligations hereunder. This Agreement shall not be construed so as to confer any right or benefit upon any Person other than the parties to this Agreement and their respective successors and assigns.

     9.7.  Expenses; Indemnification.  The Borrower shall reimburse the
Administrative Agent for any costs, internal charges and reasonable out-of-pocket expenses (including attorneys' fees and time charges of attorneys for the Administrative Agent, which attorneys may be employees of the Administrative Agent) paid or incurred by the Administrative Agent in connection with the preparation, negotiation, execution, delivery, review, amendment, modification, and administration of the Loan Documents.  The
Borrower also agrees to reimburse the Administrative Agent and the Lenders for any costs, internal charges and reasonable out-of-pocket expenses (including attorneys' fees and time charges of attorneys for the Administrative Agent and the Lenders, which attorneys may be employees of the Administrative Agent or the Lenders) paid or incurred by the Administrative Agent or any Lender in connection with the collection and enforcement of the Loan Documents.  The
Borrower further agrees to indemnify the Administrative Agent and each Lender, its directors, officers and employees against all losses, claims, damages, penalties, judgments, liabilities and expenses (including, without limitation, all expenses of litigation or preparation therefor whether or not the
Administrative Agent or any Lender is a party thereto) which any of them may pay or incur arising out of or relating to this Agreement, the other Loan
Documents, the transactions contemplated hereby or the direct or indirect application or proposed application of the proceeds of any Loan hereunder except to the extent that they are determined by a court of competent jurisdiction to have resulted from the gross negligence or willful misconduct
of the party seeking indemnification.   The obligations of the Borrower under
this Section shall survive the termination of this Agreement.

     9.8. Numbers of Documents. All statements, notices, closing documents, and requests hereunder shall be furnished to the Administrative Agent with sufficient counterparts so that the Administrative Agent may furnish one to each of the Lenders.

     9.9. Accounting. Except as provided to the contrary herein, all accounting terms used herein shall be interpreted and all accounting determinations hereunder shall be made in accordance with Agreement Accounting
Principles, except that any calculation or determination which is to be made on a consolidated basis shall be made for the Borrower and all its Subsidiaries, including those Subsidiaries, if any, which are unconsolidated on the Borrower's audited financial statements.

     9.10. Severability of Provisions. Any provision in any Loan Document that is held to be inoperative, unenforceable, or invalid in any jurisdiction shall, as to that jurisdiction, be inoperative, unenforceable, or invalid without affecting the remaining provisions in that jurisdiction or the operation, enforceability, or validity of that provision in any other jurisdiction, and to this end the provisions of all Loan Documents are declared to be severable.

     9.11. Nonliability of Lenders. The relationship between the Borrower and the Lenders and the Administrative Agent shall be solely that of borrower and lender. Neither the Administrative Agent nor any Lender shall have any fiduciary responsibilities to the Borrower. Neither the Administrative Agent nor any Lender undertakes any responsibility to the Borrower to review or inform the Borrower of any matter in connection with any phase of the Borrower's business or operations. The Borrower agrees that neither the Administrative Agent nor any Lender shall have liability to the Borrower
(whether sounding in tort, contract or otherwise) for losses suffered by the Borrower in connection with, arising out of, or in any way related to, the transactions contemplated and the relationship established by the Loan
Documents, or any act, omission or event occurring in connection therewith, unless it is determined by a court of competent jurisdiction that such losses resulted from the gross negligence or willful misconduct of the party from which recovery is sought. Neither the Administrative Agent nor any Lender shall have any liability with respect to, and the Borrower hereby waives, releases and agrees not to sue for, any special, indirect or consequential damages suffered by the Borrower in connection with, arising out of, or in any way related to the Loan Documents or the transactions contemplated thereby.

     9.12. Confidentiality. Each Lender agrees to hold any confidential information which it may receive from the Borrower pursuant to this Agreement in confidence, except for disclosure (i) to its Affiliates and to other
Lenders and their respective Affiliates which need to receive such information, (ii) to legal counsel, accountants, and other professional advisors to that Lender or to a Transferee which need or needs to receive such information, (iii) to regulatory officials, (iv) to any Person as requested pursuant to or as required by law, regulation, or legal process, (v) to any Person in connection with any legal proceeding to which that Lender is a party, provided that Lender shall use its best efforts to notify the Borrower prior to such disclosure, and (vi) permitted by Section 12.4.

     9.13. Nonreliance. Each Lender hereby represents that it is not relying on or looking to any margin stock (as defined in Regulation U of the Board of Governors of the Federal Reserve System) for the repayment of the Loans provided for herein.


                                  ARTICLE X

                           THE ADMINISTRATIVE AGENT

     10.1.  Appointment; Nature of Relationship.  The First National Bank of
Chicago is hereby appointed by the Lenders as the Administrative Agent hereunder and under each other Loan Document, and each of the Lenders irrevocably authorizes the Administrative Agent to act as the contractual representative of such Lender with the rights and duties expressly set forth herein and in the other Loan Documents. The Administrative Agent agrees to act as such contractual representative upon the express conditions contained in this Article X. Notwithstanding the use of the defined term
"Administrative Agent," it is expressly understood and agreed that the Administrative Agent shall not have any fiduciary responsibilities to any

Lender by reason of this Agreement or any other Loan Document and that the Administrative Agent is merely acting as the representative of the Lenders with only those duties as are expressly set forth in this Agreement and the other Loan Documents. In its capacity as the Lenders' contractual representative, the Administrative Agent (i) does not hereby assume any fiduciary duties to any of the Lenders, (ii) is a "representative" of the Lenders within the meaning of Section 9-105 of the Uniform Commercial Code and
(iii) is acting as an independent contractor, the rights and duties of which are limited to those expressly set forth in this Agreement and the other Loan
Documents. Each of the Lenders hereby agrees to assert no claim against the Administrative Agent on any agency theory or any other theory of liability for breach of fiduciary duty, all of which claims each Lender hereby waives.

     10.2. Powers. The Administrative Agent shall have and may exercise such powers under the Loan Documents as are specifically delegated to the Administrative Agent by the terms of each thereof, together with such powers as are reasonably incidental thereto. The Administrative Agent shall have no implied duties to the Lenders, or any obligation to the Lenders to take any action thereunder except any action specifically provided by the Loan
Documents to be taken by the Administrative Agent.

     10.3. General Immunity. Neither the Administrative Agent nor any of its directors, officers, agents or employees shall be liable to the Borrower, the Lenders or any Lender for (i) any action taken or omitted to be taken by it or them hereunder or under any other Loan Document or in connection herewith or therewith except for its or their own gross negligence or willful misconduct;
or (ii) any determination by the Administrative Agent that compliance with any law or any governmental or quasi-governmental rule, regulation, order, policy, guideline or directive (whether or not having the force of law) requires the Advances and Commitments hereunder to be classified as being part of a "highly leveraged transaction".

     10.4.  No Responsibility for Loans, Recitals, etc.  Neither the
Administrative Agent nor any of its directors, officers, agents or employees shall be responsible for or have any duty to ascertain, inquire into, or verify (i) any statement, warranty or representation made in connection with any Loan Document or any borrowing hereunder; (ii) the performance or observance of any of the covenants or agreements of any obligor under any Loan
Document, including, without limitation, any agreement by an obligor to furnish information directly to each Lender; (iii) the satisfaction of any condition specified in Article IV, except receipt of items required to be delivered to the Administrative Agent; (iv) the validity, enforceability, effectiveness, sufficiency or genuineness of any Loan Document or any other instrument or writing furnished in connection therewith; or (v) the value, sufficiency, creation, perfection or priority of any interest in any collateral security. The Administrative Agent shall have no duty to disclose to the Lenders information that is not required to be furnished by the Borrower to the Administrative Agent at such time, but is voluntarily furnished by the Borrower to the Administrative Agent (either in its capacity as Administrative Agent or in its individual capacity).

     10.5.  Action on Instructions of Lenders.  The Administrative Agent shall in all cases be fully protected in acting, or in refraining from acting, hereunder and under any other Loan Document in accordance with written instructions signed by the Required Lenders, and such instructions and any action taken or failure to act pursuant thereto shall be binding on all of the
Lenders and on all holders of Notes.    The Lenders hereby acknowledge that
the Administrative Agent shall be under no duty to take any discretionary action permitted to be taken by it pursuant to the provisions of this
Agreement or any other Loan Document unless it shall be requested in writing to do so by the Required Lenders.  The Administrative Agent shall be fully justified in failing or refusing to take any action hereunder and under any other Loan Document unless it shall first be indemnified to its satisfaction by the Lenders pro rata against any and all liability, cost and expense that it may incur by reason of taking or continuing to take any such action.

     10.6. Employment of Agents and Counsel. The Administrative Agent may execute any of its duties as Administrative Agent hereunder and under any other Loan Document by or through employees, agents, and attorneys-in-fact and shall not be answerable to the Lenders, except as to money or securities received by it or its authorized agents, for the default or misconduct of any such agents or attorneys-in-fact selected by it with reasonable care. The
Administrative Agent shall be entitled to advice of counsel concerning all matters pertaining to the agency hereby created and its duties hereunder and under any other Loan Document.

     10.7. Reliance on Documents; Counsel. The Administrative Agent shall be entitled to rely upon any Note, notice, consent, certificate, affidavit, letter, telegram, statement, paper or document believed by it to be genuine and correct and to have been signed or sent by the proper person or persons, and, in respect to legal matters, upon the opinion of counsel selected by the Administrative Agent, which counsel may be employees of the Administrative
Agent.

     10.8.  Administrative Agent's Reimbursement and Indemnification.  The
Lenders agree to reimburse and indemnify the Administrative Agent ratably in proportion to their respective Commitments (or, if the Commitments have been terminated, in proportion to their Commitments immediately prior to such termination) (i) for any amounts not reimbursed by the Borrower for which the Administrative Agent is entitled to reimbursement by the Borrower under the Loan Documents, (ii) for any other expenses incurred by the Administrative
Agent on behalf of the Lenders, in connection with the preparation, execution, delivery, administration and enforcement of the Loan Documents and (iii) for any liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind and nature whatsoever which may be imposed on, incurred by or asserted against the Administrative
Agent in any way relating to or arising out of the Loan Documents or any other document delivered in connection therewith or the transactions contemplated thereby, or the enforcement of any of the terms thereof or of any such other documents, provided that no Lender shall be liable for any of the foregoing to the extent they arise from the gross negligence or willful misconduct of the Administrative Agent. The obligations of the Lenders under this Section 10.8 shall survive payment of the Obligations and termination of this Agreement.

     10.9. Notice of Default. The Administrative Agent shall not be deemed to have knowledge or notice of the occurrence of any Default or Unmatured
Default hereunder unless the Administrative Agent has received written notice from a Lender or the Borrower referring to this Agreement describing such Default or Unmatured Default and stating that such notice is a "notice of default". In the event that the Administrative Agent receives such a notice, the Administrative Agent shall give prompt notice thereof to the Lenders.

     10.10. Rights as a Lender. In the event the Administrative Agent is a Lender, the Administrative Agent shall have the same rights and powers hereunder and under any other Loan Document as any Lender and may exercise the same as though it were not the Administrative Agent, and the term "Lender" or "Lenders" shall, at any time when the Administrative Agent is a Lender, unless the context otherwise indicates, include the Administrative Agent in its individual capacity. The Administrative Agent may accept deposits from, lend money to, and generally engage in any kind of trust, debt, equity or other transaction, in addition to those contemplated by this Agreement or any other
Loan Document, with the Borrower or any of its Subsidiaries in which the Borrower or such Subsidiary is not restricted hereby from engaging with any other Person. The Administrative Agent, in its individual capacity, is not obligated to remain a Lender.

     10.l1. Lender Credit Decision. Each Lender acknowledges that it has, independently and without reliance upon the Administrative Agent or any other

Lender and based on the financial statements prepared by the Borrower and such other documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement and the other Loan
Documents. Each Lender also acknowledges that it will, independently and without reliance upon the Administrative Agent or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement and the other Loan Documents.

     10.12. Successor Administrative Agent. The Administrative Agent may resign at any time by giving written notice thereof to the Lenders and the Borrower, such resignation to be effective upon the appointment of a successor
Administrative Agent or, if no successor Administrative Agent has been appointed, forty-five days after the retiring Administrative Agent gives notice of its intention to resign. If the Administrative Agent in its capacity as a Lender shall no longer hold any Commitment hereunder, the Required Lenders shall have the right to require the Administrative Agent to resign pursuant to this Section 10.12. Upon any such resignation, the Required Lenders shall have the right to appoint, on behalf of the Borrower and the Lenders, a successor Administrative Agent. If no successor
Administrative Agent shall have been so appointed by the Required Lenders within thirty days after the resigning Administrative Agent's giving notice of its intention to resign, then the resigning Administrative Agent may appoint, on behalf of the Borrower and the Lenders, a successor Administrative Agent.
If the Administrative Agent has resigned and no successor Administrative Agent has been appointed, the Lenders may perform all the duties of the Administrative Agent hereunder and the Borrower shall make all payments in respect of the Obligations to the applicable Lender and for all other purposes shall deal directly with the Lenders. No successor Administrative Agent shall be deemed to be appointed hereunder until such successor Administrative Agent has accepted the appointment. Any such successor Administrative Agent shall be a commercial bank having capital and retained earnings of at least
$50,000,000. Upon the acceptance of any appointment as Administrative Agent hereunder by a successor Administrative Agent, such successor Administrative
Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the resigning Administrative Agent. Upon the effectiveness of the resignation of the Administrative Agent, the resigning
Administrative Agent shall be discharged from its duties and obligations hereunder and under the Loan Documents. After the effectiveness of the resignation of an Administrative Agent, the provisions of this Article X shall continue in effect for the benefit of suh Administrative Agent in respect of any actions taken or omitted to be taken by it while it was acting as the Administrative Agent hereunder and under the other Loan Documents.

     10.13. Administrative Agent's Fee; Arranger's Fee. The Borrower agrees to pay to the Administrative Agent, for its own account, and to the Arranger, their respective fees pursuant to that certain fee letter dated of even date herewith among the Administrative Agent, the Arranger and the Borrower, or as otherwise agreed from time to time.
                                ARTICLE XI

                        NO WAIVER; RATABLE PAYMENTS

     11.1.  No Waiver.   Nothing contained in this Agreement is, or shall in
the future be deemed to constitute, a waiver of any right, remedy, power or protection available to the Lenders in law (including, without limitation, common law) or in equity, now existing or hereafter arising, whether or not such right, remedy, power or protection is expressly stated in this Agreement.

     11.2. Ratable Payments. If any Lender has payment made to it upon its Loans (other than payments received pursuant to Section 3.1, 3.2 or 3.4) in a greater proportion than that received by any other Lender, such Lender agrees, promptly upon demand, to purchase a portion of the Loans held by the other
Lenders so that after such purchase each Lender will hold its ratable proportion of Loans. If any Lender receives collateral or other protection for its Obligations, such Lender agrees, promptly upon demand, to take such action necessary such that all Lenders share in the benefits of such collateral ratably in proportion to their Loans. In case any such payment is disturbed by legal process, or otherwise, appropriate further adjustments shall be made. If any such amount is to be applied to Indebtedness of the Borrower to a Lender, other than Indebtedness evidenced by any of the Notes held by such Lender, such amount shall be applied ratably to such other
Indebtedness and to the Indebtedness evidenced by such Notes.


                              ARTICLE XII
           BENEFIT OF AGREEMENT; ASSIGNMENTS; PARTICIPATIONS

     12.1.  Successors and Assigns.  The terms and provisions of the Loan
Documents shall be binding upon and inure to the benefit of the Borrower and the Lenders and their respective successors and assigns, except that (i) the Borrower shall not have the right to assign its rights or obligations under the Loan Documents and (ii) any assignment by any Lender must be made in compliance with Section 12.3. Notwithstanding clause (ii) of this Section, any Lender may at any time, without the consent of the Borrower or the Administrative Agent, assign all or any portion of its rights under this Agreement and its Notes to a Federal Reserve Bank; provided, however, that no such assignment to a Federal Reserve Bank shall release the transferor Lender from its obligations hereunder. The Administrative Agent may treat the payee of any Note as the owner thereof for all purposes hereof unless and until such payee complies with Section 12.3 in the case of an assignment thereof or, in the case of any other transfer, a written notice of the transfer is filed with the Administrative Agent. Any assignee or transferee of a Note agrees by acceptance thereof to be bound by all the terms and provisions of the Loan
Documents. Any request, authority or consent of any Person, who at the time of making such request or giving such authority or consent is the holder of any Note, shall be conclusive and binding on any subsequent holder, transferee or assignee of such Note or of any Note or Notes issued in exchange therefor.

     12.2.  Participations.

            12.2.1 Permitted Participants; Effect. Any Lender may, in the ordinary course of its business and in accordance with applicable law, at any time sell to one or more banks or other entities ("Participants") participating interests in any Loan owing to such Lender, any Note held by such Lender, any Commitment of such Lender, any participating interests in any Letter of Credit or unrepaid L/C Drawing, or any other interest of such Lender under the Loan Documents. In the event of any such sale by a Lender of participating interests to a Participant, such Lender's obligations under the Loan Documents shall remain unchanged, such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations, such Lender shall remain the holder of any such Note for all purposes under the Loan Documents, all amounts payable by the Borrower under this Agreement shall be determined as if such Lender had not sold such participating interests, and the Borrower and the Administrative Agent shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under the Loan Documents.

            12.2.2. Voting Rights. Each Lender shall retain the sole right to approve, without the consent of any Participant, any amendment, modification or waiver of any provision of the Loan Documents other than any amendment, modification or waiver with respect to any Loan, Commitment, Letter of Credit or unrepaid L/C Drawing in which such Participant has an interest which forgives principal, interest or fees or reduces the interest rate or fees payable with respect to any such Loan, Commitment, Letter of Credit or unrepaid L/C Drawing, postpones any date fixed for any regularly-scheduled payment of principal of, or interest or fees on, any such Loan, Commitment, Letter of Credit or unrepaid L/C Drawing, releases any guarantor of any such

Loan or releases any substantial portion of collateral, if any, securing any such Loan.

            12.3.  Assignments.

            12.3.1. Permitted Assignments. With prior written notice to the Administrative Agent and the other Lenders, any Lender may, in the ordinary course of its business and in accordance with applicable law, at any time assign to one or more banks or other entities ("Purchasers") all or any part of its rights and obligations under the Loan Documents. Such assignment shall be substantially in the form of Exhibit "D" hereto or in such other form as may be agreed to by the parties thereto. The consent of the Administrative
Agent shall be required prior to an assignment becoming effective with respect to a Purchaser which is not a Lender or an Affiliate thereof. Such consent shall not be unreasonably withheld or delayed. Each such assignment shall be in an amount not less than the lesser of (i) $5,000,000 or (ii) the remaining amount of the assigning Lender's Commitment (calculated as at the date of such assignment).

            12.3.2.  Effect; Effective Date.  Upon (i) delivery to the
Administrative Agent of a notice of assignment, substantially in the form attached as Exhibit "I" to Exhibit "D" hereto (a "Notice of Assignment"), together with any consents required by Section 12.3.1, and (ii) payment of a $3,500 fee by the assignee to the Administrative Agent for processing such assignment, such assignment shall become effective on the effective date specified in such Notice of Assignment. The Notice of Assignment shall contain a representation by the Purchaser to the effect that none of the consideration used to make the purchase of the Commitment and Loans under the applicable assignment agreement are "plan assets" as defined under ERISA and that the rights and interests of the Purchaser in and under the Loan Documents will not be "plan assets" under ERISA. On and after the effective date of such assignment, such Purchaser shall for all purposes be a Lender party to this Agreement and any other Loan Document executed by the Lenders and shall have all the rights and obligations of a Lender under the Loan Documents, to the same extent as if it were an original party hereto, and no further consent or action by the Borrower, the Lenders or the Administrative Agent shall be required to release the transferor Lender with respect to the percentage of the Aggregate Commitment and Loans assigned to such Purchaser. Upon the consummation of any assignment to a Purchaser pursuant to this Section 12.3.2, the transferor Lender, the Administrative Agent and the Borrower shall make appropriate arrangements so that replacement Notes are issued to such transferor Lender and new Notes or, as appropriate, replacement Notes, are issued to such Purchaser, in each case in principal amounts reflecting their Commitment, as adjusted pursuant to such assignment.

     12.4. Dissemination of Information. The Borrower authorizes each Lender to disclose to any Participant or Purchaser or any other Person acquiring an interest in the Loan Documents by operation of law (each a "Transferee") and any prospective Transferee any and all information in such Lender's possession concerning the creditworthiness of the Borrower and its Subsidiaries; provided that each Transferee and prospective Transferee agrees to be bound by Section
9.12 of this Agreement.

     12.5. Tax Treatment. If any interest in any Loan Document is transferred to any Transferee which is organized under the laws of any jurisdiction other than the United States or any State thereof, the transferor
Lender shall cause such Transferee, concurrently with the effectiveness of such transfer, to comply with the provisions of Section 4.3.

                                 ARTICLE XIII

                                    NOTICES

     13.1. Notices. Except as otherwise permitted by Section 2.13 with respect to borrowing notices, all notices, requests and other communications to any party hereunder shall be in writing (including bank wire, facsimile transmission or similar writing) and shall be given to such party: (x) in the case of the Borrower or the Administrative Agent, at its address or facsimile number set forth on the signature pages hereof, (y) in the case of any Lender, at its address or facsimile number set forth on the signature pages hereof or in its administrative questionnaire or (z) in the case of any party, such other address or facsimile number as such party may hereafter specify for the purpose by notice to the Administrative Agent and the Borrower. Each such notice, request or other communication shall be effective (i) if given by facsimile transmission, when transmitted to the facsimile number specified in this Section and confirmation of receipt is received, (ii) if given by mail, 72 hours after such communication is deposited in the mails with first class postage prepaid, addressed as aforesaid or (iii) if given by any other means, when delivered at the address specified in this Section; provided that notices to the Administrative Agent under Article II shall not be effective until received.

     13.2.  Change of Address.  The Borrower, the Administrative Agent and any
Lender may each change the address for service of notice upon it by a notice in writing to the other parties hereto.


                                 ARTICLE XIV

                                COUNTERPARTS

     This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one agreement, and any of the parties hereto may execute this Agreement by signing any such counterpart. This
Agreement shall be effective when it has been executed by the Borrower, the Administrative Agent and the Lenders and each party has notified the Administrative Agent by telex or telephone, that it has taken such action.


                                ARTICLE XV

         CHOICE OF LAW, CONSENT TO JURISDICTION, WAIVER OF JURY TRIAL

     15.1.  CHOICE OF LAW.  THE LOAN DOCUMENTS (OTHER THAN THOSE CONTAINING A
CONTRARY EXPRESS CHOICE OF LAW PROVISION) SHALL BE CONSTRUED IN ACCORDANCE
WITH THE INTERNAL LAWS (AND NOT THE LAW OF CONFLICTS) OF THE STATE OF
CALIFORNIA, BUT GIVING EFFECT TO FEDERAL LAWS APPLICABLE TO NATIONAL BANKS.

     15.2.  CONSENT TO JURISDICTION.  THE BORROWER HEREBY IRREVOCABLY SUBMITS
TO THE NON-EXCLUSIVE JURISDICTION OF ANY UNITED STATES FEDERAL OR CALIFORNIA
STATE COURT SITTING IN LOS ANGELES IN ANY ACTION OR PROCEEDING ARISING OUT OF
OR RELATING TO ANY LOAN DOCUMENTS AND THE BORROWER HEREBY IRREVOCABLY AGREES
THAT ALL CLAIMS IN RESPECT OF SUCH ACTION OR PROCEEDING MAY BE HEARD AND
DETERMINED IN ANY SUCH COURT AND IRREVOCABLY WAIVES ANY OBJECTION IT MAY NOW
OR HEREAFTER HAVE AS TO THE VENUE OF ANY SUCH SUIT, ACTION OR PROCEEDING
BROUGHT IN SUCH A COURT OR THAT SUCH COURT IS AN INCONVENIENT FORUM.  NOTHING
HEREIN SHALL LIMIT THE RIGHT OF THE ADMINISTRATIVE AGENT OR ANY LENDER TO
BRING PROCEEDINGS AGAINST THE BORROWER IN THE COURTS OF ANY OTHER
JURISDICTION.  ANY JUDICIAL PROCEEDING BY THE BORROWER AGAINST THE
ADMINISTRATIVE AGENT OR ANY LENDER OR ANY AFFILIATE OF THE ADMINISTRATIVE
AGENT OR ANY LENDER INVOLVING, DIRECTLY OR INDIRECTLY, ANY MATTER IN ANY WAY
ARISING OUT OF, RELATED TO, OR CONNECTED WITH ANY LOAN DOCUMENT SHALL BE
BROUGHT ONLY IN A COURT IN LOS ANGELES, CALIFORNIA.
     15.3.  WAIVER OF JURY TRIAL.  THE BORROWER, THE ADMINISTRATIVE AGENT AND
EACH LENDER HEREBY WAIVE TRIAL BY JURY IN ANY JUDICIAL PROCEEDING INVOLVING,
DIRECTLY OR INDIRECTLY, ANY MATTER (WHETHER SOUNDING IN TORT, CONTRACT OR
OTHERWISE) IN ANY WAY ARISING OUT OF, RELATED TO, OR CONNECTED WITH ANY LOAN
DOCUMENT OR THE RELATIONSHIP ESTABLISHED THEREUNDER.

     IN WITNESS WHEREOF, the Borrower, the Lenders and the Administrative
Agent have executed this Agreement as of the date first above written.

                              SYNCOR INTERNATIONAL CORPORATION


                                         /s/ Haig Bagerdjian
                              By: ______________________________________

                                             Haig Bagerdjian
                              Print Name: ______________________________

                                       Senior Vice President
                              Title: ___________________________________

                                    6464 Canoga Avenue
                                    Woodland Hills, California 91367
                                    Fax: (818) 737-4468

                                    Attention:  Mr. Michael E. Mikity

                              THE FIRST NATIONAL BANK OF CHICAGO,
                              as a Lender and as Administrative Agent


                                       /s/ Gary S. Gage
                              By: ______________________________________

                                            Gary S. Gage
                              Print Name: ______________________________

                                       Senior Vice President
                              Title: ___________________________________

                                    777 South Figueroa Street, 4th Floor
                                    Los Angeles, California 90017
                                    Fax: (213) 683-4999

                                    Attention: Mr. James P. Moore

                              With copy to:

                                    One First National Plaza, 10th Floor
                                    Chicago, Illinois 60670
                                    Fax: (312) 732-4840

                              Attention: Ms. Sharon Bosch

                              MELLON BANK, N.A., as a Lender

                                         /s/ Richard M. McNiven
                              By: ______________________________________

                                          Richard M. McNiven
                              Print Name: ______________________________

                                        Asst. Vice President
                              Title: ___________________________________

                                    400 South Hope Street, 5th Floor
                                    Los Angeles, California 90071-2806
                                    Fax: (213) 629-0484

                                    Attention: Mr. Richard M. McNiven
                               EXHIBIT "A"

                                  NOTE


                                              Woodland Hills, California
                                                       ________ __, ____


     FOR VALUE RECEIVED, SYNCOR INTERNATIONAL CORPORATION, a __________ corporation (the "Borrower"), hereby unconditionally promises to pay to the order of _____________________________________ (the "Lender") at the office of
The First National Bank of Chicago, a national banking association (the
"Administrative Agent"), located at One First National Plaza, Chicago,
Illinois 60670, in lawful money of the United States and in immediately available funds, on the dates required under that certain Credit Agreement dated as of January 5,1998 among the Borrower, the lenders from time to time party thereto, including the Lender, and the Administrative Agent (as the same may be amended or modified and in effect from time to time, the "Agreement"), the aggregate unpaid principal amount of all Loans made by the Lender to the Borrower pursuant to Article II of the Agreement.

     The Borrower further agrees to pay interest in like money and funds at the office of the Administrative Agent referred to above, on the unpaid principal balance hereof from the date advanced until paid in full at the applicable rates and on the dates set forth in the Agreement. The Borrower shall pay the principal of and accrued and unpaid interest on the Loans in full on or before the Facility Termination Date. The holder of this Note is hereby authorized to record the date and amount of each Loan and the date and amount of each payment of principal and interest, and applicable interest rates and other information with respect thereto, on the schedules annexed to and constituting a part of this Note (or by any analogous method the holder hereof may elect consistent with its customary practices); provided, however, that the failure to make a notation or the inaccuracy of any notation shall not limit or otherwise affect the obligations of the Borrower under the Agreement and this Note.

     This Note is one of the Notes issued pursuant to, and is entitled to the benefits of, the Agreement, to which reference is hereby made for a statement of the terms and conditions governing this Note, including the terms and conditions under which this Note may be prepaid or its maturity date accelerated. This Note is guaranteed pursuant to the Guaranties, all as more specifically described in the Agreement, and reference is made thereto for a statement of the terms and provisions thereof. Capitalized terms used herein and not otherwise defined herein are used with the meanings attributed to them in the Agreement.


                                    SYNCOR INTERNATIONAL CORPORATION


                                    By: ________________________________

                                    Print Name: ________________________

                                    Title: _____________________________


                    SCHEDULE OF LOANS AND PAYMENTS
                                   TO
               NOTE OF SYNCOR INTERNATIONAL CORPORATION,
                        DATED _________, ____

                               EXHIBIT "B"
                            FORM OF OPINION

                                                       January __, 1998

The Administrative Agent and the Lenders who are parties to the Credit Agreement described below.

Ladies and Gentlemen:

     We have acted as counsel for Syncor International Corporation (the
"Borrower") and each of the Guarantors in connection with the execution and delivery of that certain Credit Agreement dated as of January 5, 1998 (the
"Agreement") among the Borrower, the Lenders named therein, and The First
National Bank of Chicago, as Administrative Agent, and the other Loan
Documents in connection therewith. This opinion is being furnished to the Administrative Agent and the Lenders pursuant to the provisions of Section
4.1(xi) of the Agreement. All capitalized terms used in this opinion and not otherwise defined herein shall have the meanings attributed to them in the Agreement.

     We have examined executed copies of each of the Loan Documents and copies of the articles of incorporation and by-laws (with all amendments respectively thereto) of each of the Borrower and the Guarantors, and certified copies of resolutions adopted by the Board of Directors of the Borrower on _____________, 1997, authorizing the execution and delivery of the Loan
Documents to which the Borrower is party, and certified copies of resolutions adopted by the Board of Directors of each of the Guarantors on ___________, 1997, authorizing the execution and delivery of the Loan Documents to which such Guarantor is party. We are generally familiar with the business and operations of the Borrower and the Guarantors. We have examined such statutes, decisions and matters of law and other documents as we deemed necessary to express the following opinions.

     In our examination made for the purpose of rendering these opinions, we have relied upon the certificates of incumbency this day furnished to us as to the genuineness of all signatures. After due inquiry and examination, we have assumed for the purpose of the opinions the authenticity of all other documents submitted to us as originals and the conformity with originals of all other documents submitted to us as certified copies. As to any questions of fact material to such opinions, we have, when relevant facts were not independently established, relied upon certificates of governmental officials and certificates of officers of the Company, copies of which are attached hereto.

     The opinions hereinafter expressed are subject to the following qualifications:

     (a) The effect of applicable bankruptcy and other similar laws affecting the rights of creditors generally; and

     (b) The effect of rules of law governing specific performance, injunctive relief or other equitable remedies.

     Based upon the foregoing, it is our opinion that:

     l. Each of the Borrower and its Subsidiaries is a corporation duly incorporated, validly existing and in good standing under the laws of its jurisdiction of incorporation and has all requisite authority to conduct its business in each jurisdiction in which its business is conducted.

     2. Each of the Borrower and the Guarantors has the corporate power and authority and legal right to execute and deliver the Loan Documents to which it is party and to perform its obligations thereunder. The execution and

delivery of the Loan Documents by the Borrower and the Guarantors and the performance of their respective obligations thereunder have been duly authorized by proper corporate proceedings, the Loan Documents to which the Borrower is party constitute legal, valid and binding obligations of the Borrower enforceable against the Borrower in accordance with their terms, and the Loan Documents to which each Guarantor is party constitute legal, valid and binding obligations of such Guarantor enforceable against such Guarantor in accordance with their terms. The execution and delivery by the Borrower or any Guarantor of the Loan Documents, the consummation of the transactions therein contemplated, and compliance with the provisions thereof will not:

          (a)  require any consent of the Borrower's shareholders;

          (b) violate any law, rule, regulation, order, writ, judgment, injunction, decree or award binding on the Borrower or any of the Guarantors or the Borrower's or any Guarantor's articles of incorporation or by-laws or the provisions of any indenture, instrument or agreement to which the Borrower or any of the Guarantors is a party or is subject; or

          (c) result in, or require, the creation or imposition of any Lien pursuant to the provisions of any indenture, instrument or agreement to which the Borrower or any of the Guarantors is a party or is subject.

     3. There is no litigation or proceeding against the Borrower or any of its Subsidiaries which, if adversely determined, could have a Material Adverse
Effect.

     4. No approval, authorization, consent, adjudication or order of any governmental authority, which has not been obtained by the Borrower or any of the Guarantors, is required to be obtained by the Borrower or any of the Guarantors in connection with the execution and delivery of the Loan
Documents, the borrowings under the Agreement or in connection with the payment by the Borrower or any Guarantor of the Obligations.

     5. Neither the Borrower nor any Subsidiary thereof is an "investment company" or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended.

     6. Neither the Borrower nor any Subsidiary is a "holding company" or a "subsidiary company" of a "holding company", or an "affiliate" of a "holding company" or of a "subsidiary company" of a "holding company", within the meaning of the Public Utility Holding Company Act of 1935, as amended.

     This opinion may be relied upon by the Administrative Agent, the Lenders and their participants, assignees and other transferees.


                                  Very truly yours,


                              EXHIBIT "C"

                        COMPLIANCE CERTIFICATE



To:  The Lenders parties to the
     Credit Agreement Described Below

     This Compliance Certificate is furnished pursuant to that certain Credit
Agreement dated as of January 5, 1998 (as amended, modified, renewed or extended from time to time, the "Agreement") among Syncor International
Corporation (the "Borrower"), the lenders party thereto and The First National
Bank of Chicago, as Administrative Agent for the Lenders.  Unless otherwise

defined herein, capitalized terms used in this Compliance Certificate have the meanings ascribed thereto in the Agreement.

     THE UNDERSIGNED HEREBY CERTIFIES THAT:

     1.  I am the duly elected _________________________ of the Borrower;

     2. I have reviewed the terms of the Agreement and I have made, or have caused to be made under my supervision, a detailed review of the transactions and conditions of the Borrower and its Subsidiaries during the accounting period covered by the attached financial statements;

     3. The examinations described in paragraph 2 did not disclose, and I have no knowledge of, the existence of any condition or event which constitutes a Default or Unmatured Default during or at the end of the accounting period covered by the attached financial statements or as of the date of this Certificate, except as set forth below; and

     4. Schedule I attached hereto sets forth financial data and computations evidencing the Borrower's compliance with certain covenants of the Agreement, all of which data and computations are true, complete and correct.

     5. Schedule II attached hereto sets forth the determination of the interest rate to be paid for Advances commencing the first day of the month following the delivery hereof.

     6. Schedule III attached hereto sets forth the various reports and deliveries which are required under the Credit Agreement and the other Loan
Documents and the status of compliance.

     Described below are the exceptions, if any, to paragraph 3 by listing, in detail, the nature of the condition or event, the period during which it has existed and the action which the Borrower has taken, is taking, or proposes to take with respect to each such condition or event:



     The foregoing certifications, together with the computations set forth in
Schedule I and Schedule II hereto and the financial statements delivered with this Certificate in support hereof, are made and delivered this _____day of ____________, 19____.



                  SCHEDULE I TO COMPLIANCE CERTIFICATE

                  Compliance as of _________, 199_ with
                  Provisions of _______ and _______ of
                              the Agreement


                  SCHEDULE II TO COMPLIANCE CERTIFICATE

                            Rate Determination


                  SCHEDULE III TO COMPLIANCE CERTIFICATE

                           Reports and Deliveries

                                EXHIBIT "D"

                           ASSIGNMENT AGREEMENT

     This Assignment Agreement (this "Assignment Agreement") between
__________________________(the "Assignor") and __________________ (the
"Assignee") is dated as of______________________, 19__. The parties hereto agree as follows:


     1.  PRELIMINARY STATEMENT.  The Assignor is a party to a Credit Agreement
(which, as it may be amended, modified, renewed or extended from time to time is herein called the "Credit Agreement") described in Item 1 of Schedule 1 attached hereto ("Schedule 1"). Capitalized terms used herein and not otherwise defined herein shall have the meanings attributed to them in the Credit Agreement.

     2. ASSIGNMENT AND ASSUMPTION. The Assignor hereby sells and assigns to the Assignee, and the Assignee hereby purchases and assumes from the Assignor, an interest in and to the Assignor's rights and obligations under the Credit
Agreement such that after giving effect to such assignment the Assignee shall have purchased pursuant to this Assignment Agreement the percentage interest specified in Item 3(b) of Schedule 1 of all outstanding rights and obligations under the Credit Agreement and the other Loan Documents. The aggregate
Commitment purchased by the Assignee hereunder is set forth in Item 4 of
Schedule 1.

     3.  EFFECTIVE DATE.  The effective date of this Assignment Agreement (the
"Effective Date") shall be the later of the date specified in Item 5 of
Schedule 1 and the date a Notice of Assignment substantially in the form of Exhibit "I" attached hereto has been delivered to the Administrative Agent.
Such Notice of Assignment must include any consents required to be delivered to the Administrative Agent by Section 12.3.1 of the Credit Agreement. In no event will the Effective Date occur if the payments required to be made by the Assignee to the Assignor on the Effective Date under Sections 4 and 5 hereof are not made on the proposed Effective Date. The Assignor will notify the Assignee of the proposed Effective Date no later than the Business Day prior to the proposed Effective Date. As of the Effective Date, (i) the Assignee shall have the rights and obligations of a Lender under the Loan Documents with respect to the rights and obligations assigned to the Assignee hereunder and (ii) the Assignor shall relinquish its rights and be released from its corresponding obligations under the Loan Documents with respect to the rights and obligations assigned to the Assignee hereunder.

     4.  PAYMENTS OBLIGATIONS.  On and after the Effective Date, the Assignee shall be entitled to receive from the Administrative Agent all payments of principal, interest and fees with respect to the interest assigned hereby.
The Assignee shall advance funds directly to the Administrative Agent with respect to all Loans and reimbursement payments made on or after the Effective
Date with respect to the interest assigned hereby.  In consideration for the sale and assignment of Loans hereunder, (i) the Assignee shall pay the
Assignor, on the Effective Date, an amount equal to the principal amount of the portion of all Floating Rate Loans assigned to the Assignee hereunder and
(ii) with respect to each Fixed Rate Loan made by the Assignor and assigned to the Assignee hereunder which is outstanding on the Effective Date, (a) on the last day of the Interest Period therefor or (b) on such earlier date agreed to by the Assignor and the Assignee or (c) on the date on which any such Fixed
Rate Loan either becomes due (by acceleration or otherwise) or is prepaid (the date as described in the foregoing clauses (a), (b) or (c) being hereinafter referred to as the "Payment Date"), the Assignee shall pay the Assignor an amount equal to the principal amount of the portion of such Fixed Rate Loan assigned to the Assignee which is outstanding on the Payment Date.  If the
Assignor and the Assignee agree that the Payment Date for such Fixed Rate Loan shall be the Effective Date, they shall agree to the interest rate applicable

to the portion of such Loan assigned hereunder for the period from the Effective Date to the end of the existing Interest Period applicable to such Fixed Rate Loan (the "Agreed Interest Rate") and any interest received by the
Assignee in excess of the Agreed Interest Rate shall be remitted to the Assignor. In the event interest for the period from the Effective Date to but not including the Payment Date is not paid by the Borrower with respect to any Fixed Rate Loan sold by the Assignor to the Assignee hereunder, the Assignee shall pa to the Assignor interest for such period on the portion of such Fixed
Rate Loan sold by the Assignor to the Assignee hereunder at the applicable rate provided by the Credit Agreement. In the event a prepayment of any Fixed
Rate Loan which is existing on the Payment Date and assigned by the Assignor to the Assignee hereunder occurs after the Payment Date but before the end of the Interest Period applicable to such Fixed Rate Loan, the Assignee shall remit to the Assignor the excess of the prepayment penalty paid with respect to the portion of such Fixed Rate Loan assigned to the Assignee hereunder over the amount which would have been paid if such prepayment penalty was calculated based on the Agreed Interest Rate. The Assignee will also promptly remit to the Assignor (i) any principal payments received from the Administrative Agent with respect to Fixed Rate Loans prior to the Payment
Date and (ii) any amounts of interest on Loans and fees received from the Administrative Agent which relate to the portion of the Loans assigned to the Assignee hereunder for periods prior to the Effective Date, in the case of Floating Rate Loans or fees, or the Payment Date, in the case of Fixed Rate
Loans, and not previously paid by the Assignee to the Assignor. In the event that either party hereto receives any payment to which the other party hereto is entitled under this Assignment Agreement, then the party receiving such amount shall promptly remit it to the other party hereto.

     5. FEES PAYABLE BY THE ASSIGNEE. The Assignee shall pay to the Assignor a fee on each day on which a payment of interest or fees is made under the Credit Agreement with respect to the amounts assigned to the Assignee hereunder (other than a payment of interest or fees for the period prior to the Effective Date or, in the case of Fixed Rate Loans, the Payment Date, which the Assignee is obligated to deliver to the Assignor pursuant to Section
4 hereof). The amount of such fee shall be the difference between (i) the interest or fee, as applicable, paid with respect to the amounts assigned to the Assignee hereunder and (ii) the interest or fee, as applicable, which would have been paid with respect to the amounts assigned to the Assignee hereunder if each interest rate was ____ of 1% less than the interest rate paid by the Borrower or if the fee was ____ of 1% less than the fee paid by the Borrower, as applicable. In addition, the Assignee agrees to pay ____% of the recordation fee required to be paid to the Administrative Agent in connection with this Assignment Agreement.

      6.  REPRESENTATIONS OF THE ASSIGNOR; LIMITATIONS ON THE ASSIGNOR'S
LIABILITY. The Assignor represents and warrants that it is the legal and beneficial owner of the interest being assigned by it hereunder and that such interest is free and clear of any adverse claim created by the Assignor. It is understood and agreed that the assignment and assumption hereunder are made without recourse to the Assignor and that the Assignor makes no other representation or warranty of any kind to the Assignee. Neither the Assignor nor any of its officers, directors, employees, agents or attorneys shall be responsible for (i) the due execution, legality, validity, enforceability, genuineness, sufficiency or collectability of any Loan Document, including without limitation, documents granting the Assignor and the other Lenders a security interest in assets of the Borrower or any guarantor, (ii) any representation, warranty or statement made in or in connection with any of the Loan Documents, (iii) the financial condition or creditworthiness of the Borrower or any guarantor, (iv) the performance of or compliance with any of the terms or provisions of any of the Loan Documents, (v) inspecting any of the Property, books or records of the Borrower, (vi) the validity, enforceability, perfection, priority, condition, value or sufficiency of any collateral securing or purporting to secure the Loans or (vii) any mistake, error of judgment, or action taken or omitted to be taken in connection with the Loans or the Loan Documents.

     7. REPRESENTATIONS OF THE ASSIGNEE. The Assignee (i) confirms that it has received a copy of the Credit Agreement, together with copies of the financial statements requested by the Assignee and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into this Assignment Agreement, (ii) agrees that it will, independently and without reliance upon the Administrative Agent, the Assignor or any other Lender and based on such documents and information at it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Loan Documents, (iii) appoints and authorizes the Administrative Agent to take such action as agent on its behalf and to exercise such powers under the Loan Documents as are delegated to the Administrative Agent by the terms thereof, together with such powers as are reasonably incidental thereto, (iv) agrees that it will perform in accordance with their terms all of the obligations which by the terms of the Loan
Documents are required to be performed by it as a Lender, (v) agrees that its payment instructions and notice instructions are as set forth in the attachment to Schedule 1, (vi) confirms that none of the funds, monies, assets or other consideration being used to make the purchase and assumption hereunder are "plan assets" as defined under ERISA and that its rights, benefits and interests in and under the Loan Documents will not be "plan assets" under ERISA, and *[(vii) attaches the forms prescribed by the Internal
Revenue Service of the United States certifying that the Assignee is entitled to receive payments under the Loan Documents without deduction or withholding of any United States federal income taxes].*

*to be inserted if the Assignee is not incorporated under the laws of the United States, or a state thereof.

     8. INDEMNITY. The Assignee agrees to indemnify and hold the Assignor harmless against any and all losses, costs and expenses (including, without limitation, reasonable attorneys' fees) and liabilities incurred by the Assignor in connection with or arising in any manner from the Assignee's non-performance of the obligations assumed under this Assignment Agreement.

     9. SUBSEQUENT ASSIGNMENTS. After the Effective Date, the Assignee shall have the right pursuant to Section 12.3.1 of the Credit Agreement to assign the rights which are assigned to the Assignee hereunder to any entity or person, provided that (i) any such subsequent assignment does not violate any of the terms and conditions of the Loan Documents or any law, rule, regulation, order, writ, judgment, injunction or decree and that any consent required under the terms of the Loan Documents has been obtained and (ii) unless the prior written consent of the Assignor is obtained, the Assignee is not thereby released from its obligations to the Assignor hereunder, if any remain unsatisfied, including, without limitation, its obligations under Sections 4, 5 and 8 hereof.

     10. REDUCTIONS OF AGGREGATE COMMITMENT.  If any reduction in the
Aggregate Commitment occurs between the date of this Assignment Agreement and the Effective Date, the percentage interest specified in Item 3 of Schedule 1 shall remain the same, but the dollar amount purchased shall be recalculated based on the reduced Aggregate Commitment.

     11. ENTIRE AGREEMENT. This Assignment Agreement and the attached Notice of Assignment embody the entire agreement and understanding between the parties hereto and supersede all prior agreements and understandings between the parties hereto relating to the subject matter hereof.

     12. GOVERNING LAW. This Assignment Agreement shall be governed by the internal law, and not the law of conflicts, of the State of California.

     13. NOTICES. Notices shall be given under this Assignment Agreement in the manner set forth in the Credit Agreement. For the purpose hereof, the

addresses of the parties hereto (until notice of a change is delivered) shall be the address set forth in the attachment to Schedule 1.


     IN WITNESS WHEREOF, the parties hereto have executed this Assignment
Agreement by their duly authorized officers as of the date first above written.

                                    [NAME OF ASSIGNOR]

                                    By: ________________________________

                                    Title: _____________________________


                                    [NAME OF ASSIGNEE]

                                    By: ________________________________


                              SCHEDULE 1
                       to Assignment Agreement

1.  Description and Date of Credit Agreement:

2.  Date of Assignment Agreement: _______________, 19___

3.  Amounts (As of Date of Item 2 above):

    a.  Aggregate Commitment
        under the
        Credit Agreement             $____________________

    b.  Assignee's percentage
        of the Aggregate Commitment
        purchased
        under the Assignment
        Agreement                    _____________________%


4.  Assignee's Commitment purchased
    under the Assignment Agreement   $____________________

5.  Proposed Effective Date:

Accepted and Agreed:

[NAME OF ASSIGNOR]                 [NAME OF ASSIGNEE]
By: _________________________      By: __________________________

Title: ______________________      Title: _______________________


              Attachment to SCHEDULE 1 to ASSIGNMENT AGREEMENT

      Attach Assignor's Administrative Information Sheet, which must include notice address for the Assignee

                                 EXHIBIT "I"
                          to Assignment Agreement

                                   NOTICE
                               OF ASSIGNMENT


                                                         __________, 19__


To:   THE FIRST NATIONAL BANK OF CHICAGO

From: [NAME OF ASSIGNOR] (the "Assignor")

      [NAME OF ASSIGNEE] (the "Assignee")


           1. We refer to that Credit Agreement (the "Credit Agreement") described in Item 1 of Schedule 1 attached hereto ("Schedule 1"). Capitalized terms used herein and not otherwise defined herein shall have the meanings attributed to them in the Credit Agreement.

           2. This Notice of Assignment (this "Notice") is given and delivered to the Administrative Agent pursuant to Section 12.3.2 of the Credit
Agreement.

           3.  The Assignor and the Assignee have entered into an Assignment
Agreement, dated as of _______________, 19__(the "Assignment"), pursuant to which, among other things, the Assignor has sold, assigned, delegated and transferred to the Assignee, and the Assignee has purchased, accepted and assumed from the Assignor the percentage interest specified in Item 3 of
Schedule 1 of all outstandings, rights and obligations under the Credit
Agreement relating to the facilities listed in Item 3 of Schedule 1.  The
Effective Date of the Assignment shall be the later of the date specified in
Item 5 of Schedule 1 or two Business Days (or such shorter period as agreed to by the Administrative Agent) after this Notice of Assignment and any consents and fees required by Sections 12.3.1 and 12.3.2 of the Credit Agreement have been delivered to the Administrative Agent, provided that the Effective Date shall not occur if any condition precedent agreed to by the Assignor and the Assignee has not been satisfied.

          4. The Assignor and the Assignee hereby give to the Borrower and the Administrative Agent notice of the assignment and delegation referred to herein. The Assignor will confer with the Administrative Agent before the date specified in Item 5 of Schedule 1 to determine if the Assignment
Agreement will become effective on such date pursuant to Section 3 hereof, and will confer with the Administrative Agent to determine the Effective Date pursuant to Section 3 hereof if it occurs thereafter. The Assignor shall notify the Administrative Agent if the Assignment Agreement does not become effective on any proposed Effective Date as a result of the failure to satisfy the conditions precedent agreed to by the Assignor and the Assignee. At the request of the Administrative Agent, the Assignor will give the Administrative
Agent written confirmation of the satisfaction of the conditions precedent.

          5.  The Assignor or the Assignee shall pay to the Administrative
Agent on or before the Effective Date the processing fee of $3,500 required by
Section 12.3.2 of the Credit Agreement.

          6.  If Notes are outstanding on the Effective Date, the Assignor and the Assignee request and direct that the Administrative Agent prepare and cause the Borrower to execute and deliver new Notes or, as appropriate, replacements notes, to the Assignor and the Assignee.  The Assignor and, if
applicable, the Assignee each agree to deliver to the Administrative Agent the original Note received by it from the Borrower upon its receipt of a new Note
in the appropriate amount.

          7. The Assignee advises the Administrative Agent that notice and payment instructions are set forth in the attachment to Schedule 1.

          8. The Assignee hereby represents and warrants that none of the funds, monies, assets or other consideration being used to make the purchase pursuant to the Assignment are "plan assets" as defined under ERISA and that its rights, benefits, and interests in and under the Loan Documents will not be "plan assets" under ERISA.

          9. The Assignee authorizes the Administrative Agent to act as its agent under the Loan Documents in accordance with the terms thereof. The
Assignee acknowledges that the Administrative Agent has no duty to supply information with respect to the Borrower or the Loan Documents to the Assignee until the Assignee becomes a party to the Credit Agreement.

NAME OF ASSIGNOR                       NAME OF ASSIGNEE

By: ___________________________        By: _____________________________

Title: ________________________        Title: __________________________

ACKNOWLEDGED AND CONSENTED TO BY
THE FIRST NATIONAL BANK OF CHICAGO,
as Administrative Agent

By: ___________________________

Title: ________________________

                  [Attach photocopy of Schedule 1 to Assignment]


                                  EXHIBIT "E"
                 LOAN/CREDIT RELATED MONEY TRANSFER INSTRUCTION

To The First National Bank of Chicago,
as Administrative Agent (the "Administrative Agent") under the Credit
Agreement
Described Below.

Re: Credit Agreement, dated January 5, 1998 (as the same may be amended or modified, the "Credit Agreement"), among Syncor International Corporation (the
"Borrower"), the Lenders named therein and the Administrative Agent.
Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned thereto in the Credit Agreement.

     The Administrative Agent is specifically authorized and directed to act upon the following standing money transfer instructions with respect to the proceeds of Advances or other extensions of credit from time to time until receipt by the Administrative Agent of a specific written revocation of such instructions by the Borrower, provided, however, that the Administrative Agent may otherwise transfer funds as hereafter directed in writing by the Borrower in accordance with Section 13.1 of the Credit Agreement or based on any telephonic notice made in accordance with Section 2.13 of the Credit
Agreement.

Facility Identification Number(s) _____________________________________

Customer/Account Name _________________________________________________

Transfer Funds To _____________________________________________________
                  _____________________________________________________

                  _____________________________________________________

For Account No. _______________________________________________________

Reference/Attention To_________________________________________________

Authorized Officer (Customer Representative)  Date ____________________


______________________________      ___________________________________
(Please Print)                      Signature


Bank Officer Name                              Date ___________________

______________________________      ___________________________________
(Please Print)                      Signature


(Deliver Completed Form to Credit Support Staff For Immediate Processing)


                                  EXHIBIT "F"

                                   GUARANTY

          THIS GUARANTY (the "Guaranty") is made and dated as of the ___ day of ______, 19__ by _________________________, a _______________________
("Guarantor").

                                   RECITALS
          A.    This Guaranty is being executed and delivered to The First
National Bank of Chicago, acting in its capacity as administrative agent (in such capacity, the "Administrative Agent") for the lenders from time to time party to that certain Credit Agreement dated as of January 5, 1998 by and among Syncor International Corporation (the "Borrower"), the Administrative
Agent, and the lenders from time to time party thereto (the "Lenders") (as amended, extended and replaced from time to time, the "Credit Agreement," and with capitalized terms not otherwise defined herein used with the meanings given such terms in the Credit Agreement).

          B. Pursuant to the Credit Agreement the Lenders have agreed to extend credit to the Borrower on the terms and subject to the conditions set forth therein.
          C. Pursuant to the terms of the Credit Agreement, Guarantor is required, among other things, to execute and deliver this Guaranty to the Administrative Agent for the benefit of the Lenders.

          NOW, THEREFORE, in consideration of the above Recitals and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, Guarantor hereby agrees as follows:

                                 AGREEMENT
         1. Guarantor hereby absolutely and unconditionally guarantees the payment when due, upon maturity, acceleration or otherwise, of all obligations of the Borrower to the Lenders under the Credit Agreement and the other Loan
Documents (as defined in the Credit Agreement), whether heretofore, now, or hereafter made, incurred or created, whether voluntary or involuntary and however arising, absolute or contingent, liquidated or unliquidated, determined or undetermined (collectively and severally, the "Guaranteed

Obligations"), whether or not such Guaranteed Obligations are from time to time reduced, or extinguished and thereafter increased or incurred, whether the Borrower may be liable individually or jointly with others, whether or not recovery upon such Guaranteed Obligations may be or hereafter become barred by any statute of limitations, and whether or not such Guaranteed Obligations may be or hereafter become otherwise unenforceable.

         2. Guarantor hereby absolutely and unconditionally guarantees the payment of the Guaranteed Obligations, whether or not due or payable by the Borrower, upon: (a) the dissolution, insolvency or business failure of, or any assignment for benefit of creditors by, or commencement of any bankruptcy, reorganization, arrangement, moratorium or other debtor relief proceedings by or against, either the Borrower or Guarantor, or (b) the appointment of a receiver for, or the attachment, restraint of or making or levying of any order of court or legal process affecting, the property of either the Borrower or Guarantor, and unconditionally promises to pay such Guaranteed Obligations to the Administrative Agent for the benefit of Lenders, or order, on demand, in lawful money of the United States.

         3. The liability of Guarantor hereunder is exclusive and independent of any security for or other guaranty of the Guaranteed Obligations, whether executed by Guarantor or by any other party, and the liability of Guarantor hereunder is not affected or impaired by (a) any direction of application of payment by the Borrower or by any other party, or (b) any other guaranty, undertaking or maximum liability of Guarantor or of any other party as to the Guaranteed Obligations, or (c) any payment on or in reduction of any such other guaranty or undertaking, or (d) any revocation or release of any obligations of any other guarantor of the Guaranteed Obligations, or (e) any dissolution, termination or increase, decrease or change in personnel of Guarantor, or (f) any payment made to the Administrative Agent or any Lender on the Guaranteed Obligations which the Administrative Agent or any Lender repays to the Borrower pursuant to court order in any bankruptcy, reorganization, arrangement, moratorium or other debtor relief proceeding, and Guarantor waives any right to the deferral or modification of Guarantor's obligations hereunder by reason of any such proceeding.

         4. (a) The obligations of Guarantor hereunder are independent of the obligations of the Borrower with respect to the Guaranteed Obligations, and a separate action or actions may be brought and prosecuted against Guarantor whether or not action is brought against the Borrower and whether or not the Borrower be joined in any such action or actions. Guarantor waives, to the fullest extent permitted by law, the benefit of any statute of limitations affecting its liability hereunder or the enforcement thereof. Any payment by the Borrower or other circumstance which operates to toll any statute of limitations as to the Borrower shall operate to toll the statute of limitations as to Guarantor.

       (b) All payments made by Guarantor under this Guaranty shall be made without set-off or counterclaim and free and clear of and without deductions for any present or future taxes, fees, withholdings or conditions of any nature ("Taxes"). Guarantor shall pay any such Taxes, including Taxes on any amounts so paid, and will promptly furnish any Lender copies of any tax receipts or such other evidence of payment as such Lender may require.

         5.  Guarantor authorizes the Administrative Agent and Lenders
(whether or not after termination of this Guaranty), without notice or demand
(except as shall be required by applicable statute and cannot be waived), and without affecting or impairing its liability hereunder, from time to time to
(a) renew, compromise, extend, increase, accelerate or otherwise change the time for payment of, or otherwise change the terms of Guaranteed Obligations or any part thereof, including increase or decrease of the rate of interest thereon; (b) take and hold security for the payment of this Guaranty or the Guaranteed Obligations and exchange, enforce, waive and release any such security; (c) apply such security and direct the order or manner of sale

thereof as the Administrative Agent and Lenders in their discretion may determine; and (d) release or substitute any one or more endorsers, guarantors, the Borrower or other obligors. The Administrative Agent and Lenders may, without notice to or the further consent of the Borrower or Guarantor, assign this Guaranty in whole or in part to any person acquiring an interest in the Guaranteed Obligations.

         6. It is not necessary for the Administrative Agent or any Lender to inquire into the capacity or power of the Borrower or the officers acting or purporting to act on their behalf, and Guaranteed Obligations made or created in reliance upon the professed exercise of such powers shall be guaranteed hereunder.

         7. Guarantor waives any right to require the Administrative Agent or any Lender to (a) proceed against the Borrower or any other party; (b) proceed against or exhaust any security held from the Borrower; or (c) pursue any other remedy whatsoever. Guarantor waives any personal defense based on or arising out of any personal defense of the Borrower other than payment in full of the Guaranteed Obligations, including, without limitation, any defense based on or arising out of the disability of either the Borrower, or the unenforceability of the Guaranteed Obligations or any part thereof from any cause, or the cessation from any cause of the liability of the Borrower other than payment in full of the Guaranteed Obligations. The Administrative Agent and Lenders may, at their election, foreclose on any security held for the Guaranteed Obligations by one or more judicial or nonjudicial sales, or exercise any other right or remedy they may have against the Borrower, or any security, without affecting or impairing in any way the liability of Guarantor hereunder except to the extent the Guaranteed Obligations have been paid.
Guarantor waives all rights and defenses arising out of an election of remedies, even though that election of remedies, such as a nonjudicial foreclosure with respect to security for a guaranteed obligation, has destroyed Guarantor's rights of subrogation and reimbursement against the principal by operation of Section 580d of the California Code of Civil
Procedure.

         8. Guarantor hereby waives any claim or other rights which Guarantor may now have or may hereafter acquire against the Borrower or any other guarantor of all or any of the Guaranteed Obligations that arise from the existence or performance of Guarantor's obligations under this Guaranty or any other of the Loan Documents (all such claims and rights being referred to as the "Guarantor's Conditional Rights"), including, without limitation, any right of subrogation, reimbursement, exoneration, contribution, or indemnification, any right to participate in any claim or remedy which the Administrative Agent or any Lender has against the Borrower or any collateral which the Administrative Agent or any Lender now has or hereafter acquires for the Guaranteed Obligations, whether or not such claim, remedy or right arises in equity or under contract, statute or common law, by any payment made hereunder or otherwise, including, without limitation, the right to take or receive from the Borrower, directly or indirectly, in cash or other property or by setoff or in any other manner, payment or security on account of such claim or other rights. If, notwithstanding the foregoing provisions, any amount shall be paid to Guarantor on account of Guarantor's Conditional Rights and either (a) such amount is paid to Guarantor at any time when the Guaranteed Obligations shall not have been paid or performed in full, or (b) regardless of when such amount is paid to Guarantor any payment made by the Borrower to the Administrative Agent or any Lender is at any time determined to be a preferential payment, then such amount paid to Guarantor shall be deemed to be held in trust for the benefit of Lenders and shall forthwith be paid to the Administrative Agent for the benefit of Lenders to be credited and applied upon the Guaranteed Obligations, whether matured or unmatured, in such order and manner as Lenders, in their sole discretion, shall determine. To the extent that any of the provisions of this Paragraph 8 shall not be enforceable, Guarantr agrees that until such time as the Guaranteed
Obligations have been paid and performed in full and the period of time has

expired during which any payment made by the Borrower or Guarantor may be determined to be a preferential payment, Guarantor's Conditional Rights to the extent not validly waived shall be subordinate to the Lenders' right to full payment and performance of the Guaranteed Obligations and Guarantor shall not seek to enforce Guarantor's Conditional Rights during such period.

         9. Guarantor waives all presentments, demands for performance, protests and notices, including, without limitation, notices of nonperformance, notices of protest, notices of dishonor, notices of acceptance of this Guaranty, and notices of the existence, creation or incurring of new or additional Guaranteed Obligations. Guarantor assumes all responsibility for being and keeping itself informed of either the Borrower's financial condition and assets, and of all other circumstances bearing upon the risk of nonpayment of the Guaranteed Obligations and the nature, scope and extent of the risks which Guarantor assumes and incurs hereunder, and agrees that neither the Administrative Agent nor any Lender shall have a duty to advise
Guarantor of information known to it regarding such circumstances or risks.

         10. In addition to the Guaranteed Obligations, Guarantor agrees to pay reasonable attorneys' fees and all other reasonable costs and expenses incurred by the Administrative Agent and Lenders in enforcing this Guaranty in any action or proceeding arising out of or relating to this Guaranty.

         11. Guarantor has reviewed and approved the Credit Agreement and the Loan Documents. Guarantor agrees to execute any and all further documents, instruments and agreements as the Administrative Agent from time to time reasonably requests to evidence Guarantor's obligations hereunder.

          12. This Guaranty and the other Loan Documents shall be governed by and construed in accordance with the substantive laws of the State of California.

                            _________________________________________, a
                           ______________________ corporation
                           By: ________________________________
                           Name: ______________________________
                           Title: _____________________________


                                  EXHIBIT "G"

                           SUBORDINATION AGREEMENT

     THIS SUBORDINATION AGREEMENT (the "Subordination Agreement") is made and dated as of the ___ day of _______, 19__ by and among SYNCOR INTERNATIONAL
CORPORATION, a Delaware corporation (the "Borrower"), THE FIRST NATIONAL BANK
OF CHICAGO, acting in its capacity as administrative agent (in such capacity, the "Administrative Agent") for the lenders from time to time party to that certain Credit Agreement dated as of January 5, 1998 by and among the Borrower, the Administrative Agent, and the lenders from time to time party thereto (the "Lenders") (as amended, extended and replaced from time to time, the "Credit Agreement," and with capitalized terms not otherwise defined herein used with the meanings given such terms in the Credit Agreement), and ____________________________, a _________________ corporation (the
"Creditor").

                                RECITALS

          A. Pursuant to the Credit Agreement the Lenders have agreed to extend credit to the Borrower on the terms and subject to the conditions set forth therein.

          B. Pursuant to the terms of the Credit Agreement, the Creditor is required to subordinate its right to the payment of monies from the Borrower

to the payment and performance of the Obligations under (and as defined in) the Credit Agreement (the "Senior Obligations"), and to execute and deliver this Subordination Agreement to the Administrative Agent for the benefit of the Lenders as evidence thereof.

          NOW, THEREFORE, in consideration of the above Recitals and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto hereby agree as follows:

                              AGREEMENT

          1. The Creditor has extended and may in the future extend credit to the Borrower from time to time. The principal of all now existing and hereafter arising indebtedness of the Borrower to the Creditor together with accrued but unpaid interest thereon is hereinafter referred to as the "Claims".

          2. The Creditor is or will be the sole and absolute owner of the Claims and has not sold, assigned, transferred or otherwise disposed of any right it may have to repayment of the Claims or any security therefor.

          3. The Claims and all rights and remedies of the Creditor with respect thereto and any lien securing payment thereof are and shall continue to be subject, subordinate and rendered junior in the right of payment to the Senior Obligations, as the same may be extended, amended or replaced form time to time.

          4. Unless and until the Senior Obligations shall have been fully paid and discharged and any agreement by the Lenders to make further loans or advances to the Borrower shall have terminated:

              (a) The Borrower will not make or give, and the Creditor will not receive, directly or indirectly, any payment, advance, credit or further security of any kind whatsoever on account of the Claims, or any new or further evidence thereof;

              (b) The Creditor will not sell, assign, transfer or endorse the Claims or any part or evidence thereof;

              (c) The Creditor will not modify the Claims or any part or evidence thereof; and

              (d) The Creditor will not take, or permit any action to be taken, to assert, collect or enforce the Claims or any part thereof.

          5. Each of the Borrower and the Creditor waives notice of acceptance of this Subordination Agreement by the Lenders, and each of the Creditor waives notice of and consent to the amount and terms of any loan or loans which the Lenders may from time to time make to the Borrower and any renewal or extension thereof and any action which the Lenders in their sole and absolute discretion may take or omit to take with respect thereto.

          6. This Subordination Agreement shall constitute a continuing agreement of subordination and the Lenders may, from time to time and without notice to the Creditor, lend money to or make other financial arrangements with the Borrower in reliance hereon until written notice of termination shall be delivered by the Creditor to the Lenders by certified mail, return receipt requested. The receipt by the Lenders of such notice shall not affect this Subordination Agreement as it relates to any Senior Obligations then existing, to any Senior Obligations incurred thereafter pursuant to a previous commitment by the Lenders or to any amendments to, or extensions or renewals of, any such Senior Obligations.

          7. In the event of a default in the performance or observance of any of the foregoing, the Senior Obligations shall forthwith become due and payable at the election of the Lenders, without presentment, demand or notice of any kind, all of which are hereby waived.

          8.  The Creditor agrees as follows:

              (a) Upon any distribution of all of the assets of the Borrower to creditors of the Borrower upon the dissolution, winding up, liquidation, arrangement, or reorganization of the Borrower, whether in any bankruptcy, insolvency, arrangement, reorganization or receivership proceeding or upon an assignment for the benefit of creditors or any other marshalling of the assets and liabilities of the Borrower or otherwise, any payment or distribution of any kind (whether in cash, property or securities) which otherwise would be payable or deliverable upon or with respect to the Claims shall be paid or delivered directly to the Administrative Agent for application (in the case of cash) to, or as collateral (in the case of non-cash property or securities) for, the payment or prepayment of the Senior Obligations until the Senior
Obligations shall have been paid in full.

              (b) If any proceeding referred to in subsection (a) above is commenced by or against the Borrower:

                   (1) The Lenders are hereby irrevocably authorized and empowered (in their own name or in the name of the Creditor or otherwise), but shall have no obligation, to demand, sue for, collect and receive every payment or distribution referred to in subsection (a) above and give acquittance therefor and to file claims and proofs of claim and take such other action (including, without limitation, voting the Claims or enforcing any security interest or other lien securing payment of the Claims) as the Lenders may deem necessary or advisable for the exercise or enforcement of any of the rights or interests of the Lenders hereunder; and

                   (2) The Creditor shall duly and promptly take such action as the Lenders may request (i) to collect the Claims for account of the Lenders and to file appropriate claims or proofs of claim in respect of the Claims, (ii) to execute and deliver to the Administrative Agent such powers of attorney, assignments, or other instruments as it may request in order to enable it to enforce any and all claims with respect to, and any security interests and other liens securing payment of, the Claims, and (iii) to collect and receive any and all payments or distributions which may be payable or deliverable upon or with respect to the Claims.

              (c) All payments or distributions upon or with respect to the Claims which are received by the Creditor contrary to the provisions of this Subordination Agreement shall be received in trust for the benefit of the Lenders, shall be segregated from other funds and property held by the Creditor and shall be forthwith paid over to the Administrative Agent in the same form as so received (with any necessary endorsement) to be applied (in the case of cash) to, or held as collateral (in the case of non-cash property or securities) for, the payment or prepayment of the Senior Obligations.

              (d) The Administrative Agent on behalf of the Lenders is hereby authorized to demand specific performance of this Subordination Agreement, whether or not the Borrower shall have complied with any or all of the provisions hereof applicable to the Borrower, at any time when the Creditor shall have failed to comply with any of the provisions of this Subordination
Agreement applicable to it.

          9.  It is the intent of the Creditor to create by this Subordination
Agreement a security interest in favor of the Administrative Agent for the benefit of the Lenders in the Claims and in the Creditor's other rights to receive money or other property from the Borrower, whether such rights shall constitute accounts, contract rights, chattel paper, instruments, general

intangibles or otherwise.  The Creditor hereby grants to the Administrative
Agent for the benefit of the Lenders a security interest in the Claims in order to secure the payment and performance of the Creditor' obligations pursuant to this Subordination Agreement.

         10.  The Creditor authorizes the Administrative Agent and the Lenders
(whether or not after revocation of this Subordination Agreement), without notice or demand (except as shall be required by applicable statute and cannot be waived), and without affecting or impairing the Creditor's obligations hereunder, from time to time to (a) renew, compromise, extend, increase, accelerate or otherwise change the time for payment of, or otherwise change the terms of the Senior Obligations or any part thereof, including without limitation to increase or decrease the rate of interest thereon; (b) take and hold security for the payment of the Senior Obligations and exchange, enforce, waive and release any such security; (c) apply such security and direct the order or manner of sale thereof as the Administrative Agent and the Lenders in their sole discretion may determine; and (d) release and substitute any one or more endorsers, warrantors, the Borrower or other obligors.

         11. This Subordination Agreement shall extend to and be binding upon the successors and assigns of each of the parties hereto.

         12. This Subordination Agreement may be executed in any number of counterparts all of which taken together shall constitute one agreement and any party hereto may execute this Subordination Agreement by signing any such counterpart.

         13. This Subordination Agreement shall be construed in accordance with and governed by the substantive laws of the State of California.


                                   THE FIRST NATIONAL BANK OF CHICAGO

                                   As Administrative Agent


                                   By: ______________________________
                                   Name: ____________________________
                                   Title: ___________________________

                                   SYNCOR INTERNATIONAL CORPORATION, a
                                   Delaware corporation

                                   By: ______________________________
                                   Name: ____________________________
                                   Title: ___________________________



                                   __________________________________



                                   By: ______________________________
                                   Name: ____________________________
                                   Title: ___________________________



                                  SCHEDULE "1"

                        SUBSIDIARIES AND OTHER INVESTMENTS
                          (See Sections 5.8 and 6.14)


DOMESTIC:

Subsidiary/          Owned By          Amount of     Percent of   Jurisdiction
Investment In                          Investment    Ownership         of
                                                                  Organization
Syncor Management       Syncor             N/A         100%          Delaware
Corporation             International
                        Corporation

Syncor                  Syncor             N/A         100%          Delaware
Pharmaceuticals,        International
Inc.                    Corporation

Comprehensive           Syncor             N/A         100%          Delaware
Medical Imaging,        International
Inc.                    Corporation

Radiopharmacy of        Syncor             N/A         100%
California
Northern California,    International
Inc.                    Corporation

Syncor Midland, Inc.    Syncor             N/A         100%          Texas
                        International
                        Corporation

Pharmaceutical &        Syncor             N/A          50%           Utah
Diagnostic Services,    International
Inc.                    Corporation

Central Source, Inc.    Syncor             N/A          50%           Alabama
                        International
                        Corporation

Cheyenne Medical        Cheyenne           N/A         100%
California
Equipment, Inc.         Investments, Inc.

PerImmune Holdings,     Syncor             $4,500,000 in 11%
[unknown]
Inc.                    International      exchange for
                        Corporation        preferred stock

Syncor Diagnostics,     Syncor             $5,000,000    50%
California
LLC                     International
                        Corporation

Syncor Diagnostics      Syncor             N/A           1%            Texas
Dallas, LLC             International
                        Corporation

                        Syncor Diagnostics,             99%
                        LLC

Syncor Diagnostics      Syncor             N/A          1%
California

Sacramento, LLC         International
                        Corporation

                        Syncor Diagnostics,             99%
                        LLC

Laguna Hills Open       Syncor             N/A          1%
California
MRI, LLC                International
                        Corporation

                        Syncor Diagnostics,             99%
                        LLC

Syncor Diagnostics      Syncor             N/A          1%         California
Encino, LLC             International
                        Corporation

                        Syncor Diagnostics,             99%
                        LLC

Syncor Diagnostics      Syncor             N/A          1%            Utah
Salt Lake City, LLC     International
                        Corporation

                        Syncor Diagnostics,             99%
                        LLC

Syncor Diagnostics      Syncor             N/A          1%
California
Bakersfield, LLC        International
                        Corporation

                        Syncor Diagnostics,             99%
                        LLC

Syncor Diagnostics      Syncor             N/A          1%
California
Fresno, LLC             International
                        Corporation

                        Syncor Diagnostics,             99%
                        LLC

Syncor Diagnostics      Syncor             N/A          1%            Texas
Plano, LLC              International
                        Corporation

                        Syncor Diagnostics,             99%
                        LLC

Syncor Diagnostics      Syncor             N/A          1%
California
Fullerton, LLC          International
                        Corporation

                        Syncor Diagnostics,             99%
                        LLC

West Texas Nuclear      Syncor Midland,    N/A          50%           Texas
Pharmacy Partners       Inc.
FOREIGN:

Syncor Overseas         Syncor             N/A          100%          British
Virgin
Ltd.                    International
Islands
                        Corporation

Syncor Taiwan,          Syncor Overseas    N/A          100%          Taiwan,
Republic
Inc.                    Ltd.                                          of China

Syncor Hong Kong        Syncor Overseas    N/A          100%          Hong
Kong,
Limited                 Ltd.
B.C.C.

Syncor                  Syncor             N/A          100%          Kingdom
International           International
Thailand
(Thailand) Co.,         Corporation
Ltd.

Beijing Syncor          Syncor             N/A          69.283%       People's
Medicine                International
Republic of
Corporation,            Corproation
China
Ltd.

Shanghai Syncor         Syncor             N/A          83.66%        People's
Medicine                International
Republic of
Corporation,            Corporation
China
Ltd.

Syncor de               Syncor Overseas    N/A          100%          United
Mexican
Mexico, S.A. de         Ltd.
States
C.V.

Syncor                  Syncor Overseas    N/A          100%          Republic
of the
Philippines,            Ltd.
Philippines
Inc.


Syncor de Puerto        Syncor Overseas    N/A          100%
Commonwealth of
Rico, Inc.              Ltd.
Puerto Rico

Syncor Korea,           Syncor Overseas    N/A         100%          Republic
of
Inc.                    Ltd.                                             Korea

Syncor New              Syncor Overseas    N/A         100%          New
Zealand
Zealand, Ltd.           Ltd.

Syncor                  Syncor Overseas    N/A         100%
Commonwealth of
Pharmacies              Ltd.
Australia
Australia Pty
Ltd.

Specialized             Syncor Overseas    N/A         100%
Commonwealth of
Medical Trading         Ltd.
Australia
Company Pty Ltd.

Diversicor              Syncor Overseas    N/A         100%          Bahamas
International
Ltd.

Cheyenne                Syncor             N/A         100%          British
Virgin
Investments Inc.        International
Islands
                        Corporation

Pharmatopes             Syncor Overseas    N/A         100%          South
Africa
Limited (trading        Ltd.
as Syncor)


                                    SCHEDULE "2"

                                INDEBTEDNESS AND LIENS
                         (See Sections 5.14, 6.11 and 6.15)

INDEBTEDNESS AND LIENS:
INDEBTEDNESS NOW IN CONNECTION WITH THE ACQUISITION OF INTERNATIONAL MAGNETIC
IMAGING, INC.:


   Indebtedness     Indebtedness          Property         Interest    Maturity & Amount
   Incurred By         Owed To       Encumbered (If any)     Rate      Of Indebtedness
Syncor Management  Boston Capital   Limited partnership    6.0%       4/3/2000;
Corporation        Corporate Tax    interest in the                   $969,615.15
                   Credit Fund II   fund

Syncor Management  John Hancock     Limited partnership    9.58%      1/15/2003;
Corporation                         Interest in                       $1,827,810.88
                                    American Tax Credit
                                    Corporate Fund III,
                                    L.P.

Syncor             Guarantees in    None                   N/A        N/A
International      favor of
Corporation        landlords of
                   office space
                   used by
                   subsidiaries of
                   Syncor
                   Diagnostics,
                   LLC

Syncor             The First        None                   6.80%      $6,500,000
Pharmaceuticals,   National Bank
Inc.               of Chicago

Syncor             The First        None                   Fluctuat  9/1/99; $20,000,000
International      National Bank                           ing       Line of credit
Corporation        of Chicago

Syncor             Mellon Bank,     None                   6.56%     12/31/2001;
International      N.A.                                              $7,162,304.94
Corporation

Syncor             First Bank       Albuquerque            12.0%     8/1/99; $808,576
International      System           Building
Corporation

Syncor             Xerox            Copier machine -       14.5%     $6,709
Pharmaceuticals,                    SD13
Inc.

Syncor             S. Augustine     None                   6.0%      11/1/98;
International                                                        $122,550.34
Corporation

Syncor             D. Kanne         None                   6.0%      11/1/98; $76,220.33
International
Corporation

Syncor             D. Jacobson      None                   6.0%      11/1/98; $25,406.78
International
Corporation

Syncor             Great Plaines    None                   6.0%      11/1/98;
International                                                        $224,177.45
Corporation

Sycnor             P. Newby         None                   9.0%      11/1/98; $55,300
International
Corporation

Syncor             T. Barr          None                   9.0%      11/1/98; $18,433
International
Corporation

West Texas         Ford Motor       Auto                   8.2%      $18,948
Nuclear Pharmacy   Credit
Partners

Central Source,    Colonial Bank    Auto                   8.8%      $52,575
Inc.

Pharmaceutical &   Bill Baker       None                   N/A       $2,000
Diagnostic
Services, Inc.

Radipharmacy of    Kurt Dunphy      None                   6.3       $31,733
Northern
California, Inc.

Syncor Taiwan,     Owner            Building Taiwan        N/A        $508,830
Inc.


INDEBTEDNESS IN CONNECTION WITH THE ACQUISITION OF INTERNATIONAL MAGNETIC IMAGING, INC.:

REF #    FINANCIAL INSTITUTION               SECURITY         BALANCE 9/97
         INT RATE          Due
REVOLVERS
A-1      DVI (A)           Accounts          $  2,806,259     11%          12/29/98
                           and Proceeds                       Prime + 2.75%

A-2      DVI (B)           Accounts          $  2,710,350     12%          12/31/98
                           and Proceeds                       Prime + 3.5%

A-3      DVI (overadvance) N/A               $    750,000     Variable     12/29/98
                                                                           Balloon

                  TOTAL                      $  6,266,609


REAL ESTATE PROPERTY LOANS
B-1      Capital Bank      Pine Island Bldg  $    196,873.89  9.75%        10/18/00

B-2      Suntrust          Boca Raton Bldg   $    476,000     9.25%        5/16/00

B-3      Banco Santandar   San Juan Bldg     $    341,666.81  Prime + 1    2/8/99

                  TOTAL                      $  1,014,540.70


EQUIPMENT LOANS
C-1      DVI               Equipment         $    173,288.71  11.50%       4/4/00
                           (InstaScan, Pine
                           Island)

C-2      DVI               Equipment         $    700,841.97  10.75%       1/1/02
                           (Siemens, No.
                           Miami Beach)

C-3      DVI               Equipment         $    212,651.25  11.50%       4/1/00
                           (Resonex Refinancing,
                           Arlington)

C-4      DVI               Equipment         $    173,288.72  11.50%       4/4/00
                           (InstaScan,
                           Boca Raton)

C-5      DVI               Equipment         $  1,632,123.00  11.04%       1/1/01
                           (Term Loan,
                           General)

C-6      DVI               Equipment         $  1,796,158.00  11.086%      9/1/02
                           (South Dade)

                  TOTAL                      $  4,688,351.66


DVI TERM LOANS (1-6)
D-1      DVI #1            Equipment         $    599,737.02  11.50%       10/1/01
                          Intangibles and
                          Inventory

D-2      DVI #2           Equipment,          $   599,737.02  11.50%       10/1/01
                          Intangibles and
                          Inventory

D-3      DVI #3           Equipment           $   599,737.02  11.50%       10/1/01
                          Intangibles and
                          Inventory

D-4      DVI #4           Equiment            $   599,737.02  11.50%       10/1/01
                          Intangibles and
                          Inventory

D-5      DVI #5           Equiment            $   599,737.02  11.50%       10/1/01
                          Intangibles and
                          Inventory

D-6      DVI #6           Equiment            $    42,839.67  11.50%       10/1/01
                          Intangibles and
                          Inventory

                  TOTAL                       $ 3,041,524.77

MORE DVI LOANS
For purchase of assets, payment of fees
E-1     DVI               General (Arlington) $   455,591.00  10.5%        9/30/99

E-2     DVI               General (Kansas     $   405,536.33  10.5%        9/30/99
                          City)

E-3     DVI               General (South      $   187,241.66  10.5%        9/30/99
                          Dade)

E-4     DVI               General (Pine       $   628,002.00  10.5%        9/30/99
                          Island)

E-5     DVI               General (Orlando)   $   234,052.32  10.5%        9/30/99

E-6     DVI               General (Oakland    $   257,956.63  10.5%        9/30/99
                          Park)

E-7     DVI               General (North      $   558,944.88  10.5%        9/30/99
                          Miami)

E-8     DVI               General (Boca       $   589,070.15  10.5%        9/30/99
                          Raton)

                  TOTAL                       $ 3,316,394.97


         TOTAL DEBT                           $18,327,421.10
/TABLE

Summary of IMI Debt

        Revolvers                             $ 6,266,609.00

        Real Estate Loans                     $ 1,014,540.70

        Equipment Loans                       $ 4,688,351.66

        "Other" DVI Loans                     $ 6,357,919.74

                TOTAL DEBT 9/30/97            $18,327,421.10*

*Syncor shall pay off the non-DVI loans and the DVI revolving loans before the end of the first quarter of 1998. With respect to the non-revolving DVI loans, Syncor will analyze each loan on a case-by-case basis, and if in its reasonable business judgment it should pay off a DVI loan, it will pay off such loan. A DVI loan, however, may only be secured by the equipment purchased using the proceeds from such loan; if such loan is secured by assets other than the equipment, Syncor must have such other emcumbrance removed, and if it cannot remove the encumbrance, it must pay off the loan before the end of the first quarter of 1998.


                                     SCHEDULE "3"

                                      LITIGATION
                                   (See Section 5.7)

                                        None.


                                     SCHEDULE "4"

                              INITIAL COMMITMENT SCHEDULE

LENDER                                COMMITMENT
PERCENTAGE

The First National Bank of Chicago    $45,000,000
60.0000%

Mellon Bank                           $30,000,000
40.0000%


                                     SCHEDULE "5"

                            OUTSTANDING LETTERS OF CREDIT
                              (See Sections 4.1 (xiv))


     BENEFICIARY                     FACE AMOUNT                      EXPIRY
DATE

Sam Augustine                $314,500                           12/31/98
Dave Jacobson                $ 69,500                           12/31/98
Duane Kanne                  $216,000                           12/31/98
Perry Newby                  $120,000                           11/30/98
Great Plaines Radioharmacy   $800,000                           12/31/98
ADAC Asia                    $402,725                           2/1/98

                                 SCHEDULE "6"

                             ENVIRONMENTAL MATTERS
                              (See Sections 5.16)


         The Envrionmental Proteoction Agency has identified Borrower as one of approximately 800 companies that have allegedly made improper disposals of hazardous waste at RAMP Industries in Denver, Colorado. Borrower has been informed by the EPA that it will assess and apportion liability costs for clean up in late 1997. Borrower estimates its exposure, if any, will not be material.



                                  EXHIBIT 23

              INDEPENDENT AUDITORS' REPORT ON SCHEDULE AND CONSENT



The Board of Directors and Stockholders
Syncor International Corporation


The audits referred to in our report dated February 25, 1998 included the related financial statement schedule for each of the years in the three-year period ended December 31, 1997, included in the registration statement of Syncor International Corporation. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We consent to incorporation by reference in the registration statement (No. 33-44345) on Form S-3 and the registration statements (Nos. 33-7325, 33-39251, 33-43692, 33-57762, 33-52607, 333-18373, 333-18375, 333-18377, 333-39999 and
333-40117) on Form S-8 of Syncor International Corporation of our report dated February 25, 1998, relating to the consolidated balance sheets of Syncor International Corporation and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity and cash flows and related schedule for each of the years in the three-year period ended December 31, 1997, which report appears in the December 31, 1997 annual report on Form 10-K of Syncor International Corporation


                         /s/ KPMG Peat Marwick, LLP
                         ___________________________
                         KPMG Peat Marwick, LLP


Los Angeles, California
March 31, 1998