Form 10-K/A
SYNCOR INTERNATIONAL CORP /DE/
filed 1998-04-14
CIK 202763

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
             ______________________________________________________

                                 FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
             ______________________________________________________

                  For the Year Ended December 31, 1997
                     Commission File Number 0-8640


                     SYNCOR INTERNATIONAL CORPORATION
          (Exact name of registrant as specified in its charter)

   Delaware                                            85-0229124
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)


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

In March 1997, the Company entered into an agreement to act as the preferred distributor for positron radiopharmaceuticals produced by P.E.T.Net(TM) Pharmaceutical Services(TM), LLC. In April 1997, the Company signed an agreement with PerImmune Inc. to market and distribute HumaSPECT(R)/CR, a human monoclonal antibody for the diagnosis and staging of colorectal cancer, and other invivo imaging and therapeutic radiopharmaceutical products.
The Company also maintains distribution agreements with other suppliers.

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

PATENTS, TRADEMARKS, AND LICENSES

The Company owns a number of trademarks and patents, including patent rights to the SECURE Safety Insert System(M), a safety insert container system used for the safe delivery, handling and disposal of unit dose products. In June 1997, the Company introduced a new family of proprietary radiopharmaceutical delivery systems referred to as the "Pigs" (Piglet(TM), Piglet2(TM) and PETPig(TM)).
The Pigs are tungsten containers that weigh considerably less than current lead containers and set new industry standards for the safe transport and handling of radioactive substances. They also provide enhanced radiation shielding resulting in a reduction in radiation exposure to our pharmacy personnel and customers.

The Company also licenses its proprietary Unit Dose Manager(TM), NucLink(TM) and Windows-based SYNtrac(TM) integrated software and hardware systems to its customers to assist their nuclear medicine departments and to facilitate electronic communication between the Company's local radiopharmacies and customers. As of December 31, 1997, the Company had approximately 1,335 customers who were active licensees of the software systems. The foregoing trademarks, patents and licenses are key components to the Company's ability to operate its pharmacies efficiently, provide high quality customer service, and build mutually beneficial long-term relationships with the Company's customers.

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

The Company differentiates itself from its competitors, and adds value to its customers, by providing: (i) unit dose radiopharmaceuticals under rigorous quality control standards; (ii) a comprehensive nuclear medicine product line;
(iii) professional consultation and delivery services; (iv) the SECURE Safety Insert System(TM) and the Pigs system for the safe delivery, handling and disposal of unit dose products; and (v) the Unit Dose Manager(TM) and SYNtrac(TM) software and hardware systems to allow customers to better manage their nuclear medicine departments. In addition, the Company distinguishes itself from its competitors by providing radiopharmaceutical products and services with a Service Difference(SM) Guarantee.

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

EMPLOYEES

As of December 31, 1997, the Company employed approximately 2,281 people in the United States, of which approximately 1,402 were full-time employees. As a result of its recent acquisitions of three medical imaging businesses, by the beginning of the second quarter of 1998, the Company will employ an additional
513 employees, of which approximately 410 will be full-time employees.

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

The Company and its consolidated subsidiaries lease (and in one location own) and operate a number of pharmacies whose locations are set forth in the following table*:

STATE         LOCATION              STATE          LOCATION
ALABAMA       Birmingham            MISSOURI       Kansas City
              Mobile                               Overland (St. Louis)
ARIZONA       Gilbert (Mesa)                       Springfield
              Tucson                NEBRASKA       Omaha
ARKANSAS      Jonesboro             NEVADA         Las Vegas
              Little Rock                          Reno
CALIFORNIA    Bakersfield           NEW JERSEY     Kenilworth (Newark)
              Berkeley              NEW MEXICO     Albuquerque
              Colton                NEW YORK       The Bronx
              Fresno                               Cheektowaga (Buffalo)
              Modesto                              Franklin Sq. (Long Island)
              Placentia                            Newburgh
              Redding                              Rochester
              Sacramento                           Syracuse
              San Diego                            Troy (Albany)
              San Jose              NORTH CAROLINA Charlotte
              Torrance                             Greensboro
              Van Nuys (Los Angeles)OHIO           Cincinnati
COLORADO      Colorado Springs                     Columbus
              Denver                               Girard (Youngstown)
CONNECTICUT   Glastonbury (Hartford)               Holland (Toledo)
              Stamford                             Miamisburg (Dayton)
DELAWARE      Seaford                              Uniontown/Green (Akron)
FLORIDA       Fort Myers                           Valley View (Cleveland)
              Gainesville           OKLAHOMA       Oklahoma City
              Jacksonville                         Tulsa
              Jupiter               OREGON         Portland
               (West Palm Beach)    PENNSYLVANIA   Allentown
              Miami Lakes (Miami)                  Bloomsburg
              Pensacola                            Bristol (N. Philadelphia)
              Pompano Beach                        Duncansville (Altoona)
               (Ft. Lauderdale)                    Hummelstown (Harrisburg)
              Sarasota                             Pittsburgh
              Tampa                                Sharon Hill (Philadelphia)
              Winter Park (Orlando) RHODE ISLAND   Providence
GEORGIA       Augusta               SOUTH CAROLINA Columbia
              Columbus              TENNESSEE      Chattanooga
              Doraville (Atlanta)                  Jackson
              Rome                                 Knoxville
ILLINOIS      Des Plaines                          Memphis
              Chicago                              Nashiville
              Springfield           TEXAS          Amarillo
INDIANA       Ft. Wayne**                          Austin
              Indianapolis                         Beaumont
IOWA          Des Moines                           Corpus Christi
KANSAS        Wichita                              Dallas
KENTUCKY      Lexington                            El Paso
              Louisville                           Fort Worth
LOUISIANA     New Orleans                          Houston
MARYLAND      Silver Springs                       Lubbock
              Timonium (Baltimore)                 San Antonio
MASSACHUSETTS Woburn (Boston)       VIRGINIA       Richmond
MICHIGAN      Grand Rapids                         Virginia Beach
              Southfield (Detroit)  WASHINGTON     Seattle
              Swartz Creek (Flint)                 Spokane
              Moorhead (Fargo, ND)                 Tacoma
MINNESOTA     St. Paul              WEST VIRGINIA  Huntington
MISSISSIPPI   Flowood (Jackson)     WISCONSIN      Appleton (Green Bay)
              Gulfport                             Wauwatosa (Milwaukee)
              Tupelo

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


NAME OF CENTER            LOCATION          PROPERTY OWNERSHIP MODALITIES
Advanced Medical Imaging  Stuart, FL          N/A       0      MRI
of Stuart
Bakersfield Cath. Lab     Bakersfield, CA     N/A       0      Catheteriza-
                                                               tion Laboratory
Boston Avenue Imaging     Altamonte Springs   Leased    6.34   MRI/CT/
                          FL                                   Fluoroscopy/
                                                               Mammography/
                                                               Ultrasound
Comprehensive Open MRI -  Bakersfield, CA     Leased    50     MRI
 Bakersfield
Comprehensive Open MRI -  Dallas, TX          Leased    50     MRI
 Dallas
Comprehensive Open MRI -  Encino, CA          Leased    50     MRI
 Encino
Comprehensive Open MRI -  Fullerton, CA       Leased    50     MRI
 Fullerton**
Comprehensive Open MRI -  Laguna Hills, CA    Leased    50     MRI
 Laguna Hills
Comprehensive Open MRI -  Plano, TX           Leased    50     MRI
 Plano**
Comprehensive Open MRI -  Sacramento, CA      Leased    50     MRI
 Sacramento
Coppell Diagnostic        Coppell, TX         N/A       0      MRI/CT/Nuclear
 Imaging Center                                                Medicine/
                                                               Ultrasound/
                                                               Mammography/
                                                               X-ray
Corona Inland MRI         Corona, CA          Leased    100    MRI
Crescent City MRI         New Orleans, LA     Leased    26.08  MRI
Desert CT/MRI             Palm Springs, CA    Leased    100    MRI/CT
Desert CT/MRI             Rancho Mirage, CA   Leased    100    MRI/CT
Fox Valley Imaging        Naperville, IL      Leased    6.37   MRI/CT/X-ray
 Center
Greenville MRI            Greenville, NC      Leased    23.12  MRI
Huntington Plaza MRI      Pasadena, CA        N/A       0      MRI
IMI of Arlington***       Arlington, VA       Leased    100    MRI
IMI of Boca Raton***      Boca Raton, FL      Owned     100    MRI/CT/X-ray
IMO Diagnostic Center***  Plantation, FL      Leased    100    CT/Mammography/
                                                               X-ray/Ultra-
                                                               sound/Nuclear
                                                               Medicine/
                                                               Tomography
IMI of Kansas City***     Overland Park, KS   Owned     100    MRI
IMI of Miami***           Miami, FL           Leased    100    MRI/CT/X-ray/
                                                               Fluoroscopy/
                                                               Ultrasound/
                                                               Mammography
IMI of North Miami        Miami, FL           Leased    100    MRI/Ultrasound
IMI of Oakland Park***    Oakland Park, FL    Leased    100    MRI
IMI of Pine Island***     Plantation, FL      Owned     100    MRI
IMI of San Juan           Santurce,           Owned     100    MRI
 Beach***                  Puerto Rico
Inland Imaging            Upland, CA          Leased    6.34   MRI
 Associates
Jefferson Imaging - Bala  Bala Cynwyd, PA     Leased    6.37   MRI
Jefferson Imaging -       Langhorne, PA       Leased    6.34   MRI
 Langhorne
Los Gatos MRI             Los Gatos, CA       Leased    14.07  MRI
MRI or Orlando***         Orlando, FL         Leased    50     MRI/CT/
                                                               Mammography/
                                                               Ultrasound
MRI of Woodbridge         Woodbridge, AZ      Leased    6.37   MRI
Medical Imaging Center    W. Orange, NJ       Leased    14.80  MRI/CT/
 of the Oranges                                                Ultrasound/
                                                               Mammography/
                                                               Fluoroscopy
Mesa MRI                  Mesa, AZ            Leased    6.37   MRI
Mid States Diagnostic     Wichita, KS         N/A       0      Ultrasound/
                                                               Nuclear
                                                               Medicine
Mountain View MRI         Paradise Valley, AZ Leased    6.34   MRI
Oak Valley CT             Oakdale, CA         N/A       0      CT
Plano Diagnostic          Plano, TX           N/A       0      MRI/CT/Nuclear
                                                               Medicine/
                                                               Ultrasound/
                                                               Mammography/
                                                               X-ray
Riverside MRI             Riverside, CA       Leased    6.35   MRI/Fluorscopy
Tampa Diagnostic          Tampa, FL           Leased    6.37   MRI
 Institute
Texoma Diagnostic         Sherman, TX         N/A       0      MRI/CT/
                                                               Ultrasound/
                                                               Mammography/
                                                               X-ray
Thunderbird MRI           Glendale, AZ        Leased    100    MRI
Valley MRI                Phoenix, AZ         Leased    59.16  MRI
West Coast Radiology      Santa Ana, CA       N/A       0      MRI/CT/
 Center                                                        Mammography/
                                                               Ultrasound/

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's discussion and analysis of financial condition and results of operations which appears in the Company's Annual Report to Stockholders for the year ended December 31, 1997, under the heading of "Management's
Discussion and Analysis of Financial Condition and Results of Operations", included in this Form 10-K Annual Report as Exhibit 13, is incorporated by reference.

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

                  The consolidated financial statements listed below, together with the report thereon of KPMG Peat Marwick LLP, dated February 25, 1998, which appear in the Company's Annual Report to Stockholders for the year ended December 31, 1997, included in this Form 10-K Annual Report as Exhibit 13, are hereby incorporated herein by reference.

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

1.11     Effective Date of Plan: January 1, 1998.

1.12 Employee Participant: Any manager or highly compensated employee of the Corporation designated by the Committee to be eligible for participation in the Plan, who has executed an application for participation pursuant to
Section 2.1, and who is participating in this Plan from time to time.
However, notwithstanding any designation to the contrary, any manager or highly compensated employee of the Corporation who was a participant in the Prior Plan and elected to receive a distribution from the Prior Plan shall not be eligible now or at any time in the future to participate in this Plan.

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

        (d) Deferral Maximum: An Employee Participant shall be entitled to defer up to twenty-five percent (25%) of his/her Compensation. Should an Employee Participant elect differing percentages with respect to the subcategories of his/her Compensation, as permitted by the Committee, the maximum he/she may defer of any such subcategory is twenty-five percent (25%).
A Director Participant shall have no such restriction on the maximum amount of Compensation he/she may defer. Instead, he/she may defer up to 100% of his/her Compensation received as a member of the Board of Directors of the Corporation. The Corporation shall in its sole discretion establish further Deferral Maximums as it deems fit. The Corporation shall notify Participants in writing of any such additional maximums prior to the beginning of each Plan Year. If no such notification is given, the maximum in effect for the immediately preceding Plan Year shall apply for the new Plan Year.

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

        The Committee, from time to time, may allocate to other persons or organizations any of its rights, powers, and duties with respect to the operation and administration of the Plan. Any such allocation shall be reviewed from time to time by the Committee; shall, unless the Committee specifies otherwise, carry such discretionary authority as the Committee possesses regarding the matter; and shall be terminable upon such notice as the Committee in its sole discretion, deems reasonable and prudent under the circumstances.

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

                            (b)  The term "CONFIDENTIAL INFORMATION," as used
herein, means all information or material not generally known by non-Syncor personnel which (i) gives Syncor some competitive business advantage or the opportunity of obtaining such advantage or the disclosure of which could be detrimental to the interests of Syncor; (ii) which is owned by Syncor or in which Syncor has an interest and (iii) which is either (A) marked
"Confidential Information," "Proprietary Information" or other similar marking, (B) known by Consultant to be considered confidential and proprietary by Syncor or (C) from all the relevant circumstances should reasonably be assumed by Consultant to be confidential and proprietary to Syncor.
Confidential Information includes, but is not limited to, the following types of information and other information of a similar nature (whether or not reduced to writing): trade secrets, marketing techniques and materials, marketing and development plans, price lists, pricing policies, business plans, information relating to customers and/or suppliers' identities, characteristics and agreements, financial information and projections, inventions, drawings, file data, documentation, diagrams, specifications, know how, processes, formulas, models, flow charts, software in various stages of development, source codes, object codes, research and development procedures, research or development and test results, and employee files. Confidential Information also includes any information described above which Syncor obtains from another party and which Syncor treats as proprietary or designates as Confidential Information, whether or not owned or developed by Syncor. NOTWITHSTANDING THE ABOVE, HOWEVER, NO INFORMATION CONSTITUTES CONFIDENTIAL INFORMATION IF IT IS GENERIC INFORMATION OR GENERAL KNOWLEDGE OR IF IT IS OTHERWISE PUBLICLY KNOWN AND IN THE PUBLIC DOMAIN.

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

               If to Consultant:   James F. Mitchell
                                   3396 Willow Lane #201
                                   Westlake Village, CA 91361

               If to Syncor:       Syncor International Corporation
                                   6464 Canoga Avenue
                                   Woodland Hills, CA 91367
                                   Attn: General Counsel

All notices, requests and other communications shall be deemed given on the date of actual receipt or delivery to the address set forth above. In case of service by telecopy, a copy of such notice shall be personally delivered or sent by registered or certified mail, in the manner set forth above, within three (3) business days thereafter. Either party hereto may from time to time by notice in writing served as set forth above designate a different address or a different or additional person to which all such notices or communications thereafter are to be given.

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


   Greater than 0.75
   But less than or

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

     "Change in Control" with respect to the Borrower is deemed to have occurred at such time as any of the following events shall occur:

          (i) There shall be consummated any consolidation and merger of the Borrower in which the Borrower is not the continuing or surviving corporation or pursuant to which the voting stock of the Borrower would be converted into cash, securities or other property; or

          (ii) There is a report filed by any person, including such person's Affiliates, on Schedule 13D or 14D-1 (or any successor schedule, form or report) pursuant to the Securities Exchange Act of 1934 (the "Exchange
Act"), disclosing that such person (for the purposes of this definition only, the term "person" is used as defined in Section 13(d)(3) or Section 14(d)(2) of the Exchange Act or any successor provision to either of the foregoing) has become the beneficial owner (as the term "beneficial owner" is defined under Rule 13d-3 or any successor rule or regulation promulgated under the Exchange
Act) of 50% or more of the voting power of the Borrower's voting stock outstanding; provided, however, that a Change in Control shall not be deemed to have occurred if at any time the Borrower, any Subsidiary of the Borrower, any employee stock ownership plan or any other employee benefit plan, including any pension plan of the Borrower or any Subsidiary of the Borrower, or any person holding voting stock for or pursuant to the terms of such employee benefit plan, files or becomes obligated to file a report under or in response to Schedule 13D or Schedule 14D-1 (or any successor schedule, form or report) under the Exchange Act disclosing beneficial ownership by it of shares of voting stock in the Borrower, whether in excess of 50% or otherwise.

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

     "Federal Funds Effective Rate" means, for any day, an interest rate per annum equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published for such day (or, if such day is not a Business Day, for the immediately preceding Business Day) by the Federal
Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average of the quotations at approximately 10 a.m. (Chicago time) on such day on such transactions received by the Administrative Agent from three Federal funds brokers of recognized standing selected by the Administrative Agent in its sole discretion.

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

     "Rental Expense" means for any period all fixed payments (including as such all payments which the lessee is obligated to make to the lessor on termination of the lease and/or surrender of the property, payable by the Borrower or any Subsidiary of the Borrower, as lessee or sublessee under a lease of real and/or personal property) but excluding any amounts required to be paid by the Borrower or any Subsidiary of the Borrower (whether designated as rents or additional rents) on account of maintenance, repairs, insurance, taxes, and similar charges. Fixed rents under any so-called "percentage leases" shall be computed solely on the basis of the minimum rents, if any, required to be paid by the lessee regardless of sales volume and/or gross revenues.

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

          2.5.   Commitment Fee; Reductions in Aggregate Commitment.  The
Borrower agrees to pay to the Administrative Agent for the account of each Lender a commitment fee equal to the applicable percentage per annum set forth under the definition of "Applicable Margin" on the amount, calculated daily, equal to such Lender's Commitment minus such Lender's pro rata share of all outstanding Loans and Advances, Outstanding Letters of Credit and unrepaid L/C
Drawings, from the date hereof to and including the Facility Termination Date, payable in arrears on each Payment Date hereafter and on the Facility
Termination Date.  The Borrower may permanently reduce the Aggregate
Commitment in whole, or in part ratably among the Lenders in integral multiples of $5,000,000, upon at least five Business Days' written notice to the Administrative Agent, which notice shall specify the amount of any such reduction, provided, however, that the amount of the Aggregate Commitment may not be reduced below the aggregate principal amount of the outstanding
Advances. All accrued commitment fees shall be payable on the effective date of any termination of the obligations of the Lenders to make Loans hereunder.

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

          2.9.   Conversion and Continuation of Outstanding Advances.
Floating Rate Advances shall continue as Floating Rate Advances unless and until such Floating Rate Advances are converted into Fixed Rate Advances.
Each Fixed Rate Advance shall continue as a Fixed Rate Advance until the end of the then applicable Interest Period therefor, at which time such Fixed Rate
Advance shall be automatically converted into a Floating Rate Advance unless the Borrower shall have given the Administrative Agent a Conversion/Continuation Notice requesting that, at the end of such Interest
Period, such Fixed Rate Advance either continue as a Fixed Rate Advance for the same or another Interest Period or be converted into an Advance of another
Type. Subject to the terms of Section 2.6, the Borrower may elect from time to time to convert all or any part of an Advance of any Type into any other
Type of Advances; provided that any conversion of any Fixed Rate Advance shall be made on, and only on, the last day of the Interest Period applicable thereto. The Borrower shall give the Administrative Agent irrevocable notice
(a "Conversion/Continuation Notice") of each conversion of an Advance or continuation of a Fixed Rate Advance not later than 10:00 a.m. (Chicago time) at least one Business Day, in the case of a conversion into a Floating Rate
Advance, or three Business Days, in the case of a conversion into or continuation of a Fixed Rate Advance, prior to the date of the requested conversion or continuation, specifying:

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

          2.12. Method of Payment. All payments of the Obligations hereunder shall be made, without setoff, deduction, or counterclaim, in immediately available funds to the Administrative Agent at the Administrative Agent's address specified pursuant to Article XIII, or at any other Lending
Installation of the Administrative Agent specified in writing by the Administrative Agent to the Borrower, by noon (local time) on the date when due and shall be applied ratably by the Administrative Agent among the Lenders. Each payment delivered to the Administrative Agent for the account of any Lender shall be delivered promptly by the Administrative Agent to such Lender in the same type of funds that the Administrative Agent received at its address specified pursuant to Article XIII or at any Lending Installation specified in a notice received by the Administrative Agent from such Lender.
The Administrative Agent is hereby authorized to charge the account of the Borrower maintained with First Chicago for each payment of principal, interest and fees as it becomes due hereunder.

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

          2.19. Issuance of Letters of Credit. On the terms and subject to the conditions set forth herein, First Chicago shall, from time to time from and including the date of this Agreement and prior to the Facility Termination
Date, issue its letters of credit (each a "Letter of Credit" and, collectively, the "Letters of Credit") for the account of the Borrower, in an amount (a) which when added to the aggregate amount of other Outstanding
Letters of Credit and unpaid L/C Drawings will not exceed $10,000,000, and (b) which when added to the aggregate amount of Loans outstanding hereunder and the aggregate amount of other Outstanding Letters of Credit and unpaid L/C
Drawings will not exceed the Aggregate Commitment. Each Letter of Credit shall be requested by the Borrower at least one Business Day prior to the proposed issuance date by delivery to First Chicago of a duly executed Letter of Credit Application, accompanied by all other documents, instruments and agreements as First Chicago may require (the "L/C Documents"). No Letter of
Credit shall have a stated expiration date (or provide for the extension of such stated expiration date or the issuance of any replacement therefor) later than the Facility Termination Date.

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

          2.22. Absolute Obligation to Repay. The Borrower's obligation to repay L/C Drawings shall be absolute, irrevocable and unconditional under any and all circumstances whatsoever and irrespective of any set-off, counterclaim or defense to payment which the Borrower may have or have had, against any Lender or any other Person, including, without limitation, any set-off, counterclaim or defense based upon or arising out of: (1) any lack of validity or enforceability of this Agreement or any of the other Loan
Documents; (2) any amendment or waiver of or any consent to departure from the terms of any Letter of Credit; (3) the existence of any claim, setoff, defense or other right which the Borrower or any other Person may have at any time against any beneficiary or any transferee of any Letter of Credit (or any Person for whom any such beneficiary or any such transferee may be acting);
(4) any allegation that any demand, statement or any other document presented under any Letter of Credit is forged, fraudulent, invalid or insufficient in any respect, or that any statement therein is untrue or inaccurate in any respect whatsoever or that variations in punctuation, capitalization, spelling or format were contained in the drafts or any statements presented in connection with any L/C Drawing; (5) any payment made by First Chicago under any Letter of Credit to any Person purporting to be a trustee in bankruptcy, debtor-in-possession, assignee for the benefit of creditors, liquidator, receiver or other representative of or successor to any beneficiary or any transferee of any Letter of Credit, including any arising in connection with any insolvency proceeding; or (6) any other circumstance of happening whatsoever, whether or not similar to any of the foregoing, including any other circumstance that might otherwise constitute a defense available to, or a discharge of the Borrower. Nothing contained herein shall constitute a waiver of any rights of the Borrower against First Chicago arising out of the gross negligence or willful misconduct of First Chicago in connection with any Letter of Credit issued hereunder, it being expressly acknowledged and agreed by First Chicago that payment by First Chicago under any Letter of Credit in an amount in excess of that available for drawing thereunder or in excess of that requested by the beneficiary in making a drawing thereunder shall constitute "gross negligence" on the part of First Chicago.

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

          4.3. Withholding Tax Exemption. At least five Business Days prior to the first date on which interest or fees are payable hereunder for the account of any Lender, each Lender that is not incorporated under the laws of the United States of America, or a state thereof, agrees that it will deliver to each of the Borrower and the Administrative Agent two duly completed copies of United States Internal Revenue Service Form 1001 or 4224, certifying in either case that such Lender is entitled to receive payments under this
Agreement and the Notes without deduction or withholding of any United States federal income taxes. Each Lender which so delivers a Form 1001 or 4224 further undertakes to deliver to each of the Borrower and the Administrative
Agent two additional copies of such form (or a successor form) on or before the date that such form expires (currently, three successive calendar years for Form 1001 and one calendar year for Form 4224) or becomes obsolete or after the occurrence of any event requiring a change in the most recent forms so delivered by it, and such amendments thereto or extensions or renewals thereof as may be reasonably requested by the Borrower or the Administrative
Agent, in each case certifying that such Lender is entitled to receive payments under this Agreement and the Notes without deduction or withholding of any United States federal income taxes, unless an event (including without limitation any change in treaty, law or regulation) has occurred prior to the date on which any such delivery would otherwise be required which renders all such forms inapplicable or which would prevent such Lender from duly completing and delivering any such form with respect to it and such Lender advises the Borrower and the Administrative Agent that it is not capable of receiving payments without any deduction or withholding of United States federal income tax.


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

     5.3. No Conflict; Government Consent. Neither the execution and delivery by the Borrower or any Guarantor of the Loan Documents, nor the consummation of the transactions therein contemplated, nor compliance with the provisions thereof will violate any law, rule, regulation, order, writ, judgment, injunction, decree or award binding on the Borrower or any of the Guarantors or the Borrower's or any Guarantor's articles of incorporation or by-laws or the provisions of any material indenture, instrument or agreement to which the Borrower or any of the Guarantors is a party or is subject, or by which it, or its Property, is bound, or conflict with or constitute a default thereunder, or result in the creation or imposition of any Lien in, of or on the Property of the Borrower or any Guarantor pursuant to the terms of any such indenture, instrument or agreement. No order, consent, approval, license, authorization, or validation of, or filing, recording or registration with, or exemption by, or other action in respect of any governmental or public body or authority, or any subdivision thereof, is required to authorize, or is required in connection with the execution, delivery and performance of, or the legality, validity, binding effect or enforceability of, any of the Loan Documents.

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

     15.2.  CONSENT TO JURISDICTION.  THE BORROWER HEREBY IRREVOCABLY SUBMITS
TO THE NON-EXCLUSIVE JURISDICTION OF ANY UNITED STATES FEDERAL OR CALIFORNIA
STATE COURT SITTING IN LOS ANGELES IN ANY ACTION OR PROCEEDING ARISING OUT OF
OR RELATING TO ANY LOAN DOCUMENTS AND THE BORROWER HEREBY IRREVOCABLY AGREES
THAT ALL CLAIMS IN RESPECT OF SUCH ACTION OR PROCEEDING MAY BE HEARD AND
DETERMINED IN ANY SUCH COURT AND IRREVOCABLY WAIVES ANY OBJECTION IT MAY NOW
OR HEREAFTER HAVE AS TO THE VENUE OF ANY SUCH SUIT, ACTION OR PROCEEDING
BROUGHT IN SUCH A COURT OR THAT SUCH COURT IS AN INCONVENIENT FORUM.  NOTHING
HEREIN SHALL LIMIT THE RIGHT OF THE ADMINISTRATIVE AGENT OR ANY LENDER TO
BRING PROCEEDINGS AGAINST THE BORROWER IN THE COURTS OF ANY OTHER
JURISDICTION.  ANY JUDICIAL PROCEEDING BY THE BORROWER AGAINST THE
ADMINISTRATIVE AGENT OR ANY LENDER OR ANY AFFILIATE OF THE ADMINISTRATIVE
AGENT OR ANY LENDER INVOLVING, DIRECTLY OR INDIRECTLY, ANY MATTER IN ANY WAY
ARISING OUT OF, RELATED TO, OR CONNECTED WITH ANY LOAN DOCUMENT SHALL BE
BROUGHT ONLY IN A COURT IN LOS ANGELES, CALIFORNIA.

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

                                    Attention: Mr. Richard M. McNiven

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


                                  Very truly yours,


                              EXHIBIT "C"

                        COMPLIANCE CERTIFICATE



To:  The Lenders parties to the
     Credit Agreement Described Below

     This Compliance Certificate is furnished pursuant to that certain Credit
Agreement dated as of January 5, 1998 (as amended, modified, renewed or extended from time to time, the "Agreement") among Syncor International
Corporation (the "Borrower"), the lenders party thereto and The First National
Bank of Chicago, as Administrative Agent for the Lenders.  Unless otherwise defined herein, capitalized terms used in this Compliance Certificate have the meanings ascribed thereto in the Agreement.

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

     4. PAYMENTS OBLIGATIONS. On and after the Effective Date, the Assignee shall be entitled to receive from the Administrative Agent all payments of principal, interest and fees with respect to the interest assigned hereby.
The Assignee shall advance funds directly to the Administrative Agent with respect to all Loans and reimbursement payments made on or after the Effective
Date with respect to the interest assigned hereby. In consideration for the sale and assignment of Loans hereunder, (i) the Assignee shall pay the Assignor, on the Effective Date, an amount equal to the principal amount of the portion of all Floating Rate Loans assigned to the Assignee hereunder and
(ii) with respect to each Fixed Rate Loan made by the Assignor and assigned to the Assignee hereunder which is outstanding on the Effective Date, (a) on the last day of the Interest Period therefor or (b) on such earlier date agreed to by the Assignor and the Assignee or (c) on the date on which any such Fixed
Rate Loan either becomes due (by acceleration or otherwise) or is prepaid (the date as described in the foregoing clauses (a), (b) or (c) being hereinafter referred to as the "Payment Date"), the Assignee shall pay the Assignor an amount equal to the principal amount of the portion of such Fixed Rate Loan assigned to the Assignee which is outstanding on the Payment Date. If the Assignor and the Assignee agree that the Payment Date for such Fixed Rate Loan shall be the Effective Date, they shall agree to the interest rate applicable to the portion of such Loan assigned hereunder for the period from the Effective Date to the end of the existing Interest Period applicable to such Fixed Rate Loan (the "Agreed Interest Rate") and any interest received by the
Assignee in excess of the Agreed Interest Rate shall be remitted to the Assignor. In the event interest for the period from the Effective Date to but not including the Payment Date is not paid by the Borrower with respect to any Fixed Rate Loan sold by the Assignor to the Assignee hereunder, the Assignee shall pa to the Assignor interest for such period on the portion of such Fixed
Rate Loan sold by the Assignor to the Assignee hereunder at the applicable rate provided by the Credit Agreement. In the event a prepayment of any Fixed
Rate Loan which is existing on the Payment Date and assigned by the Assignor to the Assignee hereunder occurs after the Payment Date but before the end of the Interest Period applicable to such Fixed Rate Loan, the Assignee shall remit to the Assignor the excess of the prepayment penalty paid with respect to the portion of such Fixed Rate Loan assigned to the Assignee hereunder over the amount which would have been paid if such prepayment penalty was calculated based on the Agreed Interest Rate. The Assignee will also promptly remit to the Assignor (i) any principal payments received from the Administrative Agent with respect to Fixed Rate Loans prior to the Payment
Date and (ii) any amounts of interest on Loans and fees received from the Administrative Agent which relate to the portion of the Loans assigned to the Assignee hereunder for periods prior to the Effective Date, in the case of Floating Rate Loans or fees, or the Payment Date, in the case of Fixed Rate
Loans, and not previously paid by the Assignee to the Assignor. In the event that either party hereto receives any payment to which the other party hereto is entitled under this Assignment Agreement, then the party receiving such amount shall promptly remit it to the other party hereto.

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

      6.  REPRESENTATIONS OF THE ASSIGNOR; LIMITATIONS ON THE ASSIGNOR'S
LIABILITY. The Assignor represents and warrants that it is the legal and beneficial owner of the interest being assigned by it hereunder and that such interest is free and clear of any adverse claim created by the Assignor. It is understood and agreed that the assignment and assumption hereunder are made without recourse to the Assignor and that the Assignor makes no other representation or warranty of any kind to the Assignee. Neither the Assignor nor any of its officers, directors, employees, agents or attorneys shall be responsible for (i) the due execution, legality, validity, enforceability, genuineness, sufficiency or collectability of any Loan Document, including without limitation, documents granting the Assignor and the other Lenders a security interest in assets of the Borrower or any guarantor, (ii) any representation, warranty or statement made in or in connection with any of the Loan Documents, (iii) the financial condition or creditworthiness of the Borrower or any guarantor, (iv) the performance of or compliance with any of the terms or provisions of any of the Loan Documents, (v) inspecting any of the Property, books or records of the Borrower, (vi) the validity, enforceability, perfection, priority, condition, value or sufficiency of any collateral securing or purporting to secure the Loans or (vii) any mistake, error of judgment, or action taken or omitted to be taken in connection with the Loans or the Loan Documents.

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

     13. NOTICES. Notices shall be given under this Assignment Agreement in the manner set forth in the Credit Agreement. For the purpose hereof, the addresses of the parties hereto (until notice of a change is delivered) shall be the address set forth in the attachment to Schedule 1.


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

          6. If Notes are outstanding on the Effective Date, the Assignor and the Assignee request and direct that the Administrative Agent prepare and cause the Borrower to execute and deliver new Notes or, as appropriate, replacements notes, to the Assignor and the Assignee. The Assignor and, if applicable, the Assignee each agree to deliver to the Administrative Agent the original Note received by it from the Borrower upon its receipt of a new Note in the appropriate amount.

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

          NOW, THEREFORE, in consideration of the above Recitals and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, Guarantor hereby agrees as follows:

                                 AGREEMENT
         1. Guarantor hereby absolutely and unconditionally guarantees the payment when due, upon maturity, acceleration or otherwise, of all obligations of the Borrower to the Lenders under the Credit Agreement and the other Loan
Documents (as defined in the Credit Agreement), whether heretofore, now, or hereafter made, incurred or created, whether voluntary or involuntary and however arising, absolute or contingent, liquidated or unliquidated, determined or undetermined (collectively and severally, the "Guaranteed

Obligations"), whether or not such Guaranteed Obligations are from time to time reduced, or extinguished and thereafter increased or incurred, whether the Borrower may be liable individually or jointly with others, whether or not recovery upon such Guaranteed Obligations may be or hereafter become barred by any statute of limitations, and whether or not such Guaranteed Obligations may be or hereafter become otherwise unenforceable.

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

         8. Guarantor hereby waives any claim or other rights which Guarantor may now have or may hereafter acquire against the Borrower or any other guarantor of all or any of the Guaranteed Obligations that arise from the existence or performance of Guarantor's obligations under this Guaranty or any other of the Loan Documents (all such claims and rights being referred to as the "Guarantor's Conditional Rights"), including, without limitation, any right of subrogation, reimbursement, exoneration, contribution, or indemnification, any right to participate in any claim or remedy which the Administrative Agent or any Lender has against the Borrower or any collateral which the Administrative Agent or any Lender now has or hereafter acquires for the Guaranteed Obligations, whether or not such claim, remedy or right arises in equity or under contract, statute or common law, by any payment made hereunder or otherwise, including, without limitation, the right to take or receive from the Borrower, directly or indirectly, in cash or other property or by setoff or in any other manner, payment or security on account of such claim or other rights. If, notwithstanding the foregoing provisions, any amount shall be paid to Guarantor on account of Guarantor's Conditional Rights and either (a) such amount is paid to Guarantor at any time when the Guaranteed Obligations shall not have been paid or performed in full, or (b) regardless of when such amount is paid to Guarantor any payment made by the Borrower to the Administrative Agent or any Lender is at any time determined to be a preferential payment, then such amount paid to Guarantor shall be deemed to be held in trust for the benefit of Lenders and shall forthwith be paid to the Administrative Agent for the benefit of Lenders to be credited and applied upon the Guaranteed Obligations, whether matured or unmatured, in such order and manner as Lenders, in their sole discretion, shall determine. To the extent that any of the provisions of this Paragraph 8 shall not be enforceable, Guarantr agrees that until such time as the Guaranteed
Obligations have been paid and performed in full and the period of time has expired during which any payment made by the Borrower or Guarantor may be determined to be a preferential payment, Guarantor's Conditional Rights to the extent not validly waived shall be subordinate to the Lenders' right to full payment and performance of the Guaranteed Obligations and Guarantor shall not seek to enforce Guarantor's Conditional Rights during such period.

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

          B. Pursuant to the terms of the Credit Agreement, the Creditor is required to subordinate its right to the payment of monies from the Borrower to the payment and performance of the Obligations under (and as defined in) the Credit Agreement (the "Senior Obligations"), and to execute and deliver this Subordination Agreement to the Administrative Agent for the benefit of the Lenders as evidence thereof.

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

          9.  It is the intent of the Creditor to create by this Subordination
Agreement a security interest in favor of the Administrative Agent for the benefit of the Lenders in the Claims and in the Creditor's other rights to receive money or other property from the Borrower, whether such rights shall constitute accounts, contract rights, chattel paper, instruments, general intangibles or otherwise.  The Creditor hereby grants to the Administrative
Agent for the benefit of the Lenders a security interest in the Claims in order to secure the payment and performance of the Creditor' obligations pursuant to this Subordination Agreement.

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
                        LLC

West Texas Nuclear      Syncor Midland,    N/A          50%           Texas
Pharmacy Partners       Inc.

FOREIGN:

Syncor Overseas         Syncor             N/A          100%          British
Ltd.                    International                                 Virgin
                        Corporation                                   Islands

Syncor Taiwan,          Syncor Overseas    N/A          100%          Taiwan,
Inc.                    Ltd.                                          Republic
                                                                      of China

Syncor Hong Kong        Syncor Overseas    N/A          100%          Hong Kong,
Limited                 Ltd.                                          B.C.C.

Syncor International    Syncor             N/A          100%          Kingdom of
(Thailand) Co., Ltd.    International                                 Thailand
                        Corporation

Beijing Syncor          Syncor             N/A          69.283%       People's
Medicine                International                                 Republic
Corporation, Ltd.       Corporation                                   of
                                                                      China

Shanghai Syncor         Syncor             N/A          83.66%        People's
Medicine                International                                 Republic
Corporation,            Corporation                                   of China
Ltd.

Syncor de               Syncor Overseas    N/A          100%          United
Mexico, S.A. de C.V.    Ltd.                                          Mexican
                                                                      States

Syncor                  Syncor Overseas    N/A          100%          Republic
Philippines,            Ltd.                                          of the
Inc.                                                                  Philip-
                                                                      pines

Syncor de Puerto        Syncor Overseas    N/A          100%          Common-
Rico, Inc.              Ltd.                                          wealth
                                                                      of Puerto
                                                                      Rico

Syncor Korea,           Syncor Overseas    N/A         100%           Republic
Inc.                    Ltd.                                          of Korea

Syncor New              Syncor Overseas    N/A         100%           New
Zealand, Limited        Ltd.                                          Zealand

Syncor Pharmacies      Syncor Overseas    N/A         100%           Common-
Australia Pty Ltd.      Ltd.                                          wealth of
                                                                      Austra-
                                                                      lia
Specialized             Syncor Overseas    N/A         100%           Common-
Medical Trading         Ltd.                                          wealth of
Company                                                               Austra-
                                                                      lia

Diversicor              Syncor Overseas    N/A         100%          Bahamas
International
Ltd.

Cheyenne                Syncor             N/A         100%          British
Investments, Inc.       International                                Virgin
                        Corporation                                  Islands

Pharmatopes Limited     Syncor Overseas    N/A         100%          South
(trading as Syncor)     Ltd.                                         Africa


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

Syncor             The First        None                   Fluctuat-  9/1/99; $20,000,000
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
Inc.

Pharmaceutical &   Bill Baker       None                   N/A        $2,000
Diagnostic
Services, Inc.

Radiopharmacy of   Kurt Dunphy      None                   6.3        $31,733
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


DVI TERM LOANS (1-6)
D-1      DVI #1            Equipment         $    599,737.02  11.50%       10/1/01
                          Intangibles and
                          Inventory

D-2      DVI #2           Equipment,          $   599,737.02  11.50%       10/1/01
                          Intangibles and
                          Inventory

D-3      DVI #3           Equipment           $   599,737.02  11.50%       10/1/01
                          Intangibles and
                          Inventory

D-4      DVI #4          Equipment           $   599,737.02  11.50%       10/1/01
                          Intangibles and
                          Inventory

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

                TOTAL DEBT 9/30/97            $18,327,421.10*

*Syncor shall pay off the non-DVI loans and the DVI revolving loans before the end of the first quarter of 1998. With respect to the non-revolving DVI loans, Syncor will analyze each loan on a case-by-case basis, and if in its reasonable business judgment it should pay off a DVI loan, it will pay off such loan. A DVI loan, however, may only be secured by the equipment purchased using the proceeds from such loan; if such loan is secured by assets other than the equipment, Syncor must have such other encumbrance removed, and if it cannot remove the encumbrance, it must pay off the loan before the end of the first quarter of 1998.


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
40.0000%


                                     SCHEDULE "5"

                            OUTSTANDING LETTERS OF CREDIT
                              (See Sections 4.1 (xiv))


     BENEFICIARY             FACE AMOUNT                         EXPIRY
DATE

Sam Augustine                $314,500                           12/31/98
Dave Jacobson                $ 69,500                           12/31/98
Duane Kanne                  $216,000                           12/31/98
Perry Newby                  $120,000                           11/30/98
Great Plaines Radiopharmacy  $800,000                           12/31/98
ADAC Asia                    $402,725                           2/1/98

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