Form 10-K/A
period 1997-12-31
SYNCOR INTERNATIONAL CORP /DE/
filed 1998-04-27
CIK 202763

[THIS AMENDMENT TO THE FORM 10-K WAS FILED TO ATTACH A NEW "Exhibit 13" (Annual Report to Stockholders).]

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

                  For the Year Ended December 31, 1997
                     Commission File Number 0-8640


                     SYNCOR INTERNATIONAL CORPORATION
          (Exact name of registrant as specified in its charter)

   Delaware                                        85-0229124
(State or other jurisdiction of                   (IRS Employer
Incorporation or organization)                  Identification No.)



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

Medical Imaging Business

In 1997, the Company began a series of transactions to expand its role in the field of medical imaging. In February 1997, the Company, together with National Diagnostic Services, Inc., formed Syncor Diagnostics, LLC for the purpose of establishing and operating magnetic resonance imaging ("MRI") centers using a new MRI design that features an open, permanent magnet.
Syncor Diagnostics currently has seven open MRI centers in operation or under construction, and plans to open three more open MRI centers by the end of the third quarter of 1998. In the first quarter of 1998, the Company announced or completed the acquisition of three imaging businesses (through mergers or asset acquisitions) from the following companies: National Diagnostic Services, Inc., based in Thousand Oaks, California; TME, Inc., based in

Houston, Texas; and International Magnetic Imaging, Inc., based in Boca Raton, Florida. As a result of these acquisitions, the Company will own 26 medical imaging centers (including the ten open MRI centers of Syncor Diagnostics) and will manage (with no or less than 50% ownership interest) an additional 23 medical imaging centers located in eleven states and Puerto Rico by the end of the third quarter of 1998. The centers are concentrated primarily in California, Arizona, Texas and Florida. The Company intends to consolidate its medical imaging business into one subsidiary, Comprehensive Medical Imaging, Inc.

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

In March 1997, the Company entered into an agreement to act as the preferred distributor for positron radiopharmaceuticals produced by P.E.T.Net Pharmaceutical Services(TM), LLC. In April 1997, the Company signed an agreement with PerImmune Inc. to market and distribute HumaSPECT(R)/CR, a human monoclonal antibody for the diagnosis and staging of colorectal cancer, and other invivo imaging and therapeutic radiopharmaceutical products. The Company also maintains distribution agreements with other suppliers.

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

PATENTS, TRADEMARKS, AND LICENSES

The Company owns a number of trademarks and patents, including patent rights to the SECURE Safety Insert System(TM), a safety insert container system used for the safe delivery, handling and disposal of unit dose products. In June 1997, the Company introduced a new family of proprietary radiopharmaceutical delivery systems referred to as the "Pigs" (Piglet(TM), Piglet2(TM) and PETPig(TM)).
The Pigs are tungsten containers that weigh considerably less than current lead containers and set new industry standards for the safe transport and handling of radioactive substances. They also provide enhanced radiation shielding resulting in a reduction in radiation exposure to our pharmacy personnel and customers.

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

In February 1997, the Company announced the termination of its national agreement to distribute radiopharmaceuticals to Premier members formerly affiliated with AmHS and SunHealth. The Company, however, continues to provide radiopharmaceutical products and services to many of the Premier members.

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

Medical Imaging Business

The federal government and all states in which the Company operates or plans to operate medical imaging centers regulate various aspects of the medical imaging business. Failure to comply with these laws and regulations could have an adverse impact on the Company's ability to receive reimbursement for its services from government agencies and could also result in civil and criminal penalties against the Company and its management.

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

The Company and its consolidated subsidiaries lease (and in one location own) and operate a number of pharmacies whose locations are set forth in the following table*:

STATE         LOCATION              STATE          LOCATION
ALABAMA       Birmingham            MISSOURI       Kansas City
              Mobile                               Overland (St. Louis)
ARIZONA       Gilbert (Mesa)                       Springfield
              Tucson                NEBRASKA       Omaha
ARKANSAS      Jonesboro             NEVADA         Las Vegas
              Little Rock                          Reno
CALIFORNIA    Bakersfield           NEW JERSEY     Kenilworth (Newark)
              Berkeley              NEW MEXICO     Albuquerque
              Colton                NEW YORK       The Bronx
              Fresno                               Cheektowaga (Buffalo)
              Modesto                              Franklin Sq. (Long Island)
              Placentia                            Newburgh
              Redding                              Rochester
              Sacramento                           Syracuse
              San Diego                            Troy (Albany)
              San Jose              NORTH CAROLINA Charlotte
              Torrance                             Greensboro
              Van Nuys (Los Angeles)OHIO           Cincinnati
COLORADO      Colorado Springs                     Columbus
              Denver                               Girard (Youngstown)
CONNECTICUT   Glastonbury (Hartford)               Holland (Toledo)
              Stamford                             Miamisburg (Dayton)
DELAWARE      Seaford                              Uniontown/Green (Akron)
FLORIDA       Fort Myers                           Valley View (Cleveland)
              Gainesville           OKLAHOMA       Oklahoma City
              Jacksonville                         Tulsa
              Jupiter               OREGON         Portland
               (West Palm Beach)    PENNSYLVANIA   Allentown
              Miami Lakes (Miami)                  Bloomsburg
              Pensacola                            Bristol (N. Philadelphia)
              Pompano Beach                        Duncansville (Altoona)
               (Ft. Lauderdale)                    Hummelstown (Harrisburg)
              Sarasota                             Pittsburgh
              Tampa                                Sharon Hill (Philadelphia)
              Winter Park (Orlando) RHODE ISLAND   Providence
GEORGIA       Augusta               SOUTH CAROLINA Columbia
              Columbus              TENNESSEE      Chattanooga
              Doraville (Atlanta)                  Jackson
              Rome                                 Knoxville
ILLINOIS      Des Plaines                          Memphis
              Chicago                              Nashville
              Springfield           TEXAS          Amarillo
INDIANA       Ft. Wayne**                          Austin
              Indianapolis                         Beaumont
IOWA          Des Moines                           Corpus Christi
KANSAS        Wichita                              Dallas
KENTUCKY      Lexington                            El Paso
              Louisville                           Fort Worth
LOUISIANA     New Orleans                          Houston
MARYLAND      Silver Springs                       Lubbock
              Timonium (Baltimore)                 San Antonio
MASSACHUSETTS Woburn (Boston)       VIRGINIA       Richmond
MICHIGAN      Grand Rapids                         Virginia Beach
              Southfield (Detroit)  WASHINGTON     Seattle
              Swartz Creek (Flint)                 Spokane
              Moorhead (Fargo, ND)                 Tacoma
MINNESOTA     St. Paul              WEST VIRGINIA  Huntington
MISSISSIPPI   Flowood (Jackson)     WISCONSIN      Appleton (Green Bay)
              Gulfport                             Wauwatosa (Milwaukee)
              Tupelo

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

     10.11. Lender Credit Decision. Each Lender acknowledges that it has, independently and without reliance upon the Administrative Agent or any other

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

     10.12. Successor Administrative Agent. The Administrative Agent may resign at any time by giving written notice thereof to the Lenders and the Borrower, such resignation to be effective upon the appointment of a successor
Administrative Agent or, if no successor Administrative Agent has been appointed, forty-five days after the retiring Administrative Agent gives notice of its intention to resign. If the Administrative Agent in its capacity as a Lender shall no longer hold any Commitment hereunder, the Required Lenders shall have the right to require the Administrative Agent to resign pursuant to this Section 10.12. Upon any such resignation, the Required Lenders shall have the right to appoint, on behalf of the Borrower and the Lenders, a successor Administrative Agent. If no successor
Administrative Agent shall have been so appointed by the Required Lenders within thirty days after the resigning Administrative Agent's giving notice of its intention to resign, then the resigning Administrative Agent may appoint, on behalf of the Borrower and the Lenders, a successor Administrative Agent.
If the Administrative Agent has resigned and no successor Administrative Agent has been appointed, the Lenders may perform all the duties of the Administrative Agent hereunder and the Borrower shall make all payments in respect of the Obligations to the applicable Lender and for all other purposes shall deal directly with the Lenders. No successor Administrative Agent shall be deemed to be appointed hereunder until such successor Administrative Agent has accepted the appointment. Any such successor Administrative Agent shall be a commercial bank having capital and retained earnings of at least
$50,000,000. Upon the acceptance of any appointment as Administrative Agent hereunder by a successor Administrative Agent, such successor Administrative
Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the resigning Administrative Agent. Upon the effectiveness of the resignation of the Administrative Agent, the resigning
Administrative Agent shall be discharged from its duties and obligations hereunder and under the Loan Documents. After the effectiveness of the resignation of an Administrative Agent, the provisions of this Article X shall continue in effect for the benefit of such Administrative Agent in respect of any actions taken or omitted to be taken by it while it was acting as the Administrative Agent hereunder and under the other Loan Documents.

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

     12.4. Dissemination of Information. The Borrower authorizes each Lender to disclose to any Participant or Purchaser or any other Person acquiring an interest in the Loan Documents by operation of law (each a "Transferee") and any prospective Transferee any and all information in such Lender's possession concerning the credit worthiness of the Borrower and its Subsidiaries; provided that each Transferee and prospective Transferee agrees to be bound by Section
9.12 of this Agreement.

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

      6.  REPRESENTATIONS OF THE ASSIGNOR; LIMITATIONS ON THE ASSIGNOR'S
LIABILITY. The Assignor represents and warrants that it is the legal and beneficial owner of the interest being assigned by it hereunder and that such interest is free and clear of any adverse claim created by the Assignor. It is understood and agreed that the assignment and assumption hereunder are made without recourse to the Assignor and that the Assignor makes no other representation or warranty of any kind to the Assignee. Neither the Assignor nor any of its officers, directors, employees, agents or attorneys shall be responsible for (i) the due execution, legality, validity, enforceability, genuineness, sufficiency or collectability of any Loan Document, including without limitation, documents granting the Assignor and the other Lenders a security interest in assets of the Borrower or any guarantor, (ii) any representation, warranty or statement made in or in connection with any of the Loan Documents, (iii) the financial condition or credit worthiness of the Borrower or any guarantor, (iv) the performance of or compliance with any of the terms or provisions of any of the Loan Documents, (v) inspecting any of the Property, books or records of the Borrower, (vi) the validity, enforceability, perfection, priority, condition, value or sufficiency of any collateral securing or purporting to secure the Loans or (vii) any mistake, error of judgment, or action taken or omitted to be taken in connection with the Loans or the Loan Documents.

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

         8. Guarantor hereby waives any claim or other rights which Guarantor may now have or may hereafter acquire against the Borrower or any other guarantor of all or any of the Guaranteed Obligations that arise from the existence or performance of Guarantor's obligations under this Guaranty or any other of the Loan Documents (all such claims and rights being referred to as the "Guarantor's Conditional Rights"), including, without limitation, any right of subrogation, reimbursement, exoneration, contribution, or indemnification, any right to participate in any claim or remedy which the Administrative Agent or any Lender has against the Borrower or any collateral which the Administrative Agent or any Lender now has or hereafter acquires for the Guaranteed Obligations, whether or not such claim, remedy or right arises in equity or under contract, statute or common law, by any payment made hereunder or otherwise, including, without limitation, the right to take or receive from the Borrower, directly or indirectly, in cash or other property or by setoff or in any other manner, payment or security on account of such claim or other rights. If, notwithstanding the foregoing provisions, any amount shall be paid to Guarantor on account of Guarantor's Conditional Rights and either (a) such amount is paid to Guarantor at any time when the Guaranteed Obligations shall not have been paid or performed in full, or (b) regardless of when such amount is paid to Guarantor any payment made by the Borrower to the Administrative Agent or any Lender is at any time determined to be a preferential payment, then such amount paid to Guarantor shall be deemed to be held in trust for the benefit of Lenders and shall forthwith be paid to the Administrative Agent for the benefit of Lenders to be credited and applied upon the Guaranteed Obligations, whether matured or unmatured, in such order and manner as Lenders, in their sole discretion, shall determine. To the extent that any of the provisions of this Paragraph 8 shall not be enforceable, Guarantor agrees that until such time as the Guaranteed
Obligations have been paid and performed in full and the period of time has expired during which any payment made by the Borrower or Guarantor may be determined to be a preferential payment, Guarantor's Conditional Rights to the extent not validly waived shall be subordinate to the Lenders' right to full payment and performance of the Guaranteed Obligations and Guarantor shall not seek to enforce Guarantor's Conditional Rights during such period.

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

Syncor Overseas         Syncor             N/A          100%          British
Virgin
Ltd.                    International
Islands
                        Corporation

Syncor Taiwan,          Syncor Overseas    N/A          100%          Taiwan,
Republic
Inc.                    Ltd.                                          of China

Syncor Hong Kong        Syncor Overseas    N/A          100%          Hong
Kong,
Limited                 Ltd.
B.C.C.

Syncor                  Syncor             N/A          100%          Kingdom
International           International
Thailand
(Thailand) Co.,         Corporation
Ltd.

Beijing Syncor          Syncor             N/A          69.283%       People's
Medicine                International
Republic of
Corporation,            Corporation
China
Ltd.

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
Corporation

Syncor             P. Newby         None                   9.0%      11/1/98; $55,300
International
Corporation

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


DVI TERM LOANS (1-6)
D-1      DVI #1            Equipment         $    599,737.02  11.50%       10/1/01
                          Intangibles and
                          Inventory

D-2      DVI #2           Equipment,          $   599,737.02  11.50%       10/1/01
                          Intangibles and
                          Inventory

D-3      DVI #3           Equipment           $   599,737.02  11.50%       10/1/01
                          Intangibles and
                          Inventory

D-4      DVI #4           Equipment           $   599,737.02  11.50%       10/1/01
                          Intangibles and
                          Inventory

D-5      DVI #5           Equipment           $   599,737.02  11.50%       10/1/01
                          Intangibles and
                          Inventory

D-6      DVI #6           Equipment           $    42,839.67  11.50%       10/1/01
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