Form 10-Q
period 1998-03-31
SYNCOR INTERNATIONAL CORP /DE/
filed 1998-05-15
CIK 202763

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934






FOR QUARTER ENDED MARCH 31, 1998              Commission File Number 0-8640



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

                                Yes  X   No
                                    ___     ___


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 31, 1998, 10,447,147 shares of $.05 par value common stock were outstanding.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

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

      Balance Sheets as of
        March 31, 1998 and December 31, 1997 . . . . . . . . . . . . . . . 3

      Statements of Income for Three Months
        Ended March 31, 1998 and 1997 . . . . . . . . . . . . . . . . . .  4

      Statements of Cash Flows for Three Months
        Ended March 31, 1998 and 1997 . . . . . . . . . . . . . . . . . .  5

      Notes to Consolidated Condensed Financial Statements . . . . . . . . 6

  Item 2.  Management's Discussion and Analysis of Financial Condition . . 8


Part II.   Other Information . . . . . . . . . . . . . . . . . . . . . .  10

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                      (in thousands, except per share data)

                                                  March 31,      December 31,
                                                     1998            1997
                                                _____________________________
                                                 (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                      $ 25,954        $ 25,538
    Short-term investments                            2,581           2,583
    Accounts receivable, net                         62,467          54,972
    Inventory                                         5,992           5,574
    Prepaids and other current assets                 9,143           9,288
                                                  ____________________________

         Total current assets                       106,137          97,955

Marketable investment securities                      1,189           1,180
Property and equipment, net                          34,307          28,870
Excess of purchase price over net assets
    acquired, net                                    40,359          14,319
Other assets                                         22,829          22,239
                                                 ____________________________
                                                   $204,821        $164,563
                                                 ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                               $ 41,110        $ 34,755
    Accrued liabilities                               6,843           4,353
    Accrued wages and related costs                  11,856          13,680
    Federal and state taxes payable                   3,115           1,129
    Current maturities of long-term debt              5,662           3,978
                                                  ____________________________

         Total current liabilities                   68,586          57,895

Long-term debt, net of current maturities            37,536          17,332
Deferred compensation                                 1,969           1,969

Stockholders' equity:
    Common stock, $.05 par value                       590              572
    Additional paid-in capital                      60,491           55,061
    Employee stock ownership loan guarantee         (6,319)          (6,741)
    Accumulated other comprehensive income            (195)            (330)
    Retained earnings                               54,687           51,329
    Treasury stock, at cost; 1,356 shares at
         March 31, 1998 and at December 31, 1997   (12,524)         (12,524)

                                                 ____________________________

         Net stockholders' equity                   96,730           87,367
                                                 ____________________________

                                                  $204,821         $164,563
                                                 ============================

See notes to consolidated condensed financial statements.

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  Consolidated Condensed Statements of Income
                     (in thousands, except per share data)


                                                  Three Months Ended March 31,
                                                  ____________________________
                                                        1998           1997
                                                       ______         ______
                                                            (Unaudited)

Net sales                                             $102,724       $93,084

Cost of sales                                            75,569       72,968
                                                  ____________________________

    Gross profit                                         27,155       20,116

Operating, selling and administrative expenses           21,668       17,270
                                                  ____________________________

    Operating income                                      5,487        2,846

Other income, net                                           406        2,731
                                                  ____________________________

Income before taxes                                       5,893        5,577

Provision for income taxes                                2,535        2,231
                                                  ____________________________

Net income                                              $ 3,358      $ 3,346
                                                  ============================

Net income per share - Basic                              $ .33       $ .33
                                                  ============================

Weighted average shares outstanding - Basic              10,304      10,168
                                                  ============================

Net income per share - Diluted                            $ .31       $ .32
                                                  ============================

Weighted average shares outstanding - Diluted            10,786      10,359
                                                  ============================



See notes to consolidated condensed financial statements.

              SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
               Consolidated Condensed Statements of Cash Flows
                              (in thousands)

                                                  Three Months Ended March 31,
                                                  ____________________________
                                                           1998         1997
                                                          ------       ------
                                                              (Unaudited)
Cash flows from operating activities:

Net income                                                $ 3,358       $3,346
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                           3,066        2,195
    Amortization of ESSOP loan guarantee                      422          261
    Decrease (increase) in:
         Accounts receivables, net                         (5,487)      (5,909)
         Inventory                                           (417)       1,888
         Net assets of discontinued operations                  -        1,198
         Other current assets                                 515       (2,350)
         Other assets                                      (1,006)           -
                                                     _________________________

    Increase (decrease) in:
         Accounts payable                                   5,009        9,389
         Accrued liabilities                                  463        1,269
         Accrued wages and related costs                   (1,824)      (2,137)
         Federal and state taxes payable                    2,091        1,262


    Net cash provided by operating activities               6,190       10,412
                                                     _________________________

Cash flows from investing activities:

    Purchase of property and equipment, net                (2,269)      (1,448)
    Acquisitions of businesses, net of cash acquired      (14,000)           -
    Net decrease (increase) in short-term investments           3       (1,255)
    Net increase in long-term investments                      (9)        (307)
    Unrealized gain on investments                              9            2
                                                     _________________________

    Net cash used in financing activities                 (16,266)      (3,008)
                                                     _________________________

Cash flow from financing activities:

    Proceeds from long-term debt                           11,618          241
    Repayment of long-term debt                            (1,456)        (299)
         Issuance of common stock                             345           15
    Reacquisition of common stock for treasury                  -       (2,627)
                                                     _________________________

    Net cash provided by (used in) financing activities    10,507       (2,670)
                                                     _________________________

    Net increase in cash and cash equivalents                 431        4,734

    Effect of exchange rate on cash                           (15)          (5)

    Cash and cash equivalents at beginning of period       25,538       25,214
                                                     _________________________

    Cash and cash equivalents at end of period            $25,954      $29,943
                                                     =========================

See notes to consolidated condensed financial statements.

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Condensed Financial Statements


1. GENERAL. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report and Form 10-K for the period ended December 31, 1997. Certain line items in the prior year's consolidated condensed financial statements have been reclassified to conform to the current year's presentation.

2. NEW ACCOUNTING STANDARDS: In 1997, the Financial Accounting and Standards Board issued SFAS 130, "Reporting Comprehensive Income," which became effective for fiscal years beginning after December 31, 1997. SFAS 130 requires that the components of comprehensive income be disclosed. Such amounts are as follows:

                                                March 31, 1998                       March 31, 1997
                                       _________________________________    _________________________________
                                                      Tax                                 Tax
                                       Before-tax  (expense)  Net of Tax    Before-Tax  (expense)  Net-of-Tax
                                         Amount    or benefit   Amount        Amount   or Benefit    Amount
                                       ______________________________________________________________________
Foreign currency translation
Adjustments                               126           -         126           328         -          328
                                       ______________________________________________________________________

Unrealized gains/(losses) on
investments:
     Unrealized holding gains/(losses)
     arising during period                 15          (6)          9             3        (1)           2
                                       ______________________________________________________________________
Net unrealized holding gains               15          (6)          9             3        (1)           2

Other comprehensive income                141          (6)        135           331        (1)         330
                                       ======================================================================

     In June 1997, SFAS No. 131 - "Disclosure about Segments of an Enterprise and Related Information" was issued and became effective for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for reporting financial and descriptive information regarding an enterprise's operating segments. In February 1998, SFAS No. 132 - "Employers' Disclosure about Pensions and Other Post Retirement Benefits" was issued and became effective for periods beginning after December 31, 1997. These standards increase disclosure in the financial statements, and will have no impact on the Company's financial position or results of operations.

3.   ACQUISITIONS:   In January 1998, the Company acquired a
     medical imaging business from National Diagnostic Services, Inc. and an affiliate ("NDS"). The purchase price for the acquisition was $12 million, including the assumption of $4.8 million in debt. This acquired business included nine medical imaging centers owned or managed by NDS. This transaction has been accounted for as a purchase for the quarter ended March 31, 1998.

     Also in January 1998, a subsidiary of Syncor merged with and into TME, Inc. a company based in Houston, Texas, pursuant to which TME, Inc. became a wholly owned subsidiary of Syncor. TME owns, operates and/or manages freestanding medical imaging centers through joint ventures and partnerships. It has 20 facilities in its network, with five additional facilities in development. As consideration for the merger, Syncor paid $14.5 million in cash to TME's stockholders. This transaction was accounted for as a purchase for the quarter ended March 31, 1998.

     In January 1998, Syncor announced the proposed acquisition of the medical imaging business of International Magnetic Imaging, Inc. a subsidiary of Consolidated Technology Group Ltd. The business acquired includes ten outpatient medical imaging centers and an imaging referral network operating in 35 states. The purchase price of the acquisition was $20.5 million, plus the assumption of approximately $21 million in liabilities and trade payables. The acquisition will be accounted for as a purchase and closed on April 2, 1998.


4. NET INCOME PER SHARE: In 1997, the Financial Accounting Standard Board issued SFAS No. 128, "earnings Per Share" (EPS). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any diluted effect of options. Diluted earnings per share is very similar to the previously reported primary earnings per share. All earnings per share amounts for all periods have been restated to conform to SFAS No. 128 requirements.

    The reconciliation of the numerator and denominators of the basic and diluted earnings per share computations are as follows for the three months ended March 31, 1998 and 1997:

                              March 31, 1998                            March 31, 1997
_________________________________________________________    ______________________________________
                    Income       Shares         Per Share    Income       Shares          Per Share
                    (Numerator)  (Denominator)  Amount       (Numerator)  (Denominator)   Amount
___________________________________________________________________________________________________

Net income            $3,358                                    $3,346

Basic EPS             $3,358        10,304       $.33           $3,346        10,168       $.33
                                                 ____                                      ____

Effect of Dilutive
    Stock Options                      482                                       191
                                       ___                                       ___

Diluted EPS           $3,358        10,786       $.31           $3,346        10,359       $.32
                                                 ____                                      ____

              SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


NET SALES

Consolidated net sales for the three months ended March 31, 1998 increased 10.4 percent or $9.6 million to $102.7 million versus $93.1 million for the first quarter of 1997.

The primary driving force behind the sales growth for the three months ended March 31, 1998 is the continued expansion in the Company's core radiopharmaceutical business within the cardiology market. Sales of Cardiolite, a proprietary heart imaging agent to which the Company has preferential distribution rights, increased approximately 28 percent for the first quarter of 1998. However, the growth in the technetium-based heart agent Cardiolite(R) has been partially offset with a decrease in sales of two other generic cardiology agents, thallium and I.V. Persantine(R). Thallium sales in particular have declined due to a combination of competitive pressures and customers switching to technetium-based heart agents. A competing radiopharmaceutical manufacturer/distributor is also currently marketing a rival product to Cardiolite(R), which is also a technetium based heart agent. This competing product negatively impacted the Company's radiopharmaceutical sales during the first quarter of 1998 and continues to gain market share, currently estimated at 12 percent of the total profusion market. Cardiology sales for the three months ended March 31, 1998 were approximately 64 percent of the Company's total radiopharmaceutical sales.

The Company continues to forecast additional lost sales within the radiopharmaceutical segment associated with the 1997 loss, through the process of competitive bidding, of a contract to supply products to a large hospital buying group. For 1998, the Company estimates this loss to be $17 million in net sales.

Despite the noted lost sales, the Company anticipates sales growth during the current year in the base radiopharmacy business to be above the 1997 levels.

The Company completed the acquisition of two medical imaging businesses during the three months ended March 31, 1998. Sales from these newly acquired businesses and the "open" MRI business contributed $2.6 million in sales for the first quarter of 1998. The Company anticipates the medical imaging business segment to contribute approximately $45 million in net sales for 1998.

GROSS PROFIT

Gross profit for the three months ended March 31, 1998 increased $7.0 million to $27.2 million, and as a percentage of net sales to 26.4 percent, compared to 21.6 percent of net sales or $20.1 million for the comparable quarter in 1997.

The substantial improvement in gross margin over the comparable quarter is two fold. First, the medical imaging businesses contributed $2.1 million to gross profit. Secondly, gross profit from the Company's radiopharmaceutical business increased mainly from the result of a reduction in certain material acquisition costs. In 1997, the Company completed contract re-negotiations with one of its major suppliers and received significant material savings beginning in the second quarter of 1997. Although some of these price concessions were due to expire in early 1998, the Company has been successful in extending terms and in some cases negotiating additional savings into 1998.

OPERATING, SELLING AND ADMINISTRATIVE EXPENSES

Operating, selling and administrative expenses increased by 25.5 percent for the three months ended March 31, 1998 or $4.4 million to $21.7 million, and as a percentage of sales increased to 21.1 percent from 18.6 percent for the same period in 1997.

A significant portion of the increase in operating, selling and administrative expenses for the three months ended March 31, 1998 is the result of the medical imaging business. Included in the total increase of $4.4 million are approximately $2.4 million in expenses associated with the medical imaging business. Other additional expenses associated with the increase are: increased amortization of costs associated with from the 1997 acquisition of a manufacturing business, increased depreciation from hardware and software acquisitions associated with system conversions and upgrades, increased depreciation associated with the relocation to a new corporate headquarters, and increased consulting costs for employee incentive plans and recruiting.

The Company expects the increased level of expenditures in these areas to continue as the medical imaging business is expanded, new systems are implemented as a result of a re-engineering effort, field systems are upgraded and continued expansion in the international marketplace continues.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and investments of $29.7 million at March 31, 1998, compared with $29.3 million at December 31, 1997. The Company's total debt position of $43.2 million at March 31, 1998, reflects an increase of $8.4 million when compared to the debt
position at December 31, 1997 of $21.3 million.   The primary increase
in debt for the quarter ended March 31, 1998 is the result of financing the two acquisitions in the medical imaging business. Working capital decreased by $2.5 million to $37.6 million at March 31, 1998, compared to $40.1 million at December 31, 1997.

The Company believes sufficient internal and external sources exist to fund operations and future expansion programs. On January 5, 1998, a new credit line facility became effective in the amount of $75 million to fund working capital and acquisitions. At March 31, 1998, the Company had an unused line of credit of $62.1 million.

SAFE HARBOR STATEMENT

Statements which are not historical facts, including statements about our confidence, strategies and expectations, opportunities, industry and market growth, demand and acceptance of new and existing products and return on investments are forward looking statements that involve risks and uncertainties, including without limitation, the effect of general economic and market conditions, supply and demand for the Company's products, competitor pricing, maintenance of the Company's current market position and other factors. Given these uncertainties, undue reliance should not be placed on such forward looking statements.

              SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES



Part II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

10.  Material Contracts

     10.1 Executive Long-Term Performance Equity Plan, effective as of January 1, 1998.

     10.2 Amended and Restated Employment Agreement of Monty Fu, dated as of January 1, 1997 and amended and restated as of December 31, 1997.

     10.3  Amended and Restated Employment Agreement of Robert G.
           Funari, dated as of January 1, 1997 and amended and restated as of December 31, 1997.

(b) A report on Form 8-K, dated January 30, 1998, was filed disclosing the acquisition of TME, Inc. through a forward subsidiary merger, and the acquisition of medical imaging businesses of National Diagnostic Services, Inc. (through an asset acquisition) and its affiliate James Francis Mitchell & Co., Inc. (through a reverse subsidiary merger). No financial statements were filed with the Form 8-K.

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


                                SYNCOR INTERNATIONAL CORPORATION



May 15, 1998                    By: /s/ Michael E. Mikity
                                    _______________________
                                    Michael E. Mikity
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial /
                                    Accounting Officer)

              SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES


Part II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K


(a) Exhibits

     10.  Material Contracts

          10.1 Executive Long-Term Performance Equity Plan, effective as of January 1, 1998.

          10.2 Amended and Restated Employment Agreement of Monty Fu, dated as of January 1, 1997 and amended and restated as of December 31, 1997.

          10.3 Amended and Restated Employment Agreement of Robert G. Funari, dated as of January 1, 1997, and amended and restated as of December 31, 1997.

(b) A report on Form 8-K, dated January 30, 1998, was filed disclosing the acquisition of TME, Inc. through a forward subsidiary merger, and the acquisition of medical imaging businesses of National Diagnostic Services, Inc.(through an asset acquisition) and its affiliate James Francis Mitchell & Co., Inc.(through a reverse subsidiary merger). No financial statements were filed with the Form 8-K.

                                 EXHIBIT 10.1
                        Syncor International Corporation
                            Performance Equity Plan

Plan Establishment:

Syncor International Corporation, a Delaware corporation (hereafter referred to as the Company), hereby establishes an Executive Long Term Performance Equity Plan (hereafter referred to as the Plan), as set forth in this document. The Plan permits the grant of non-qualified stock options, cash, and stock.

This plan becomes effective on January 1, 1998, and shall remain in effect subject to the right of the Board of Directors to amend or terminate the Plan, at any time, pursuant to authority established under the administration section of this Plan or until all allocated shares and cash subject to the Plan, with the exception of non-qualified stock options, shall have been purchased or acquired according to the Plan's provisions. However, in no event may an award be granted under the plan on or after June 30, 2002.

Stock options granted under this Plan shall vest regardless of Plan performance in 9 years, 6 months from the effective date of this Plan.


Plan Objectives

The objectives of the Plan are to optimize the profitability and growth of the Company through actions that:

Promote the creation of shareholder value by conditioning the vesting of shares to actual increases in Syncor's common stock price and relative total shareholder return.

Attain an optimal mix of long-term incentive awards as a percent of total compensation.

Encourage teamwork and a common focus among executive officers and certain other officers by including a cash component that, if awarded, will pay taxes, allowing the retention of vested stock.

Meet or exceed EPS targets in four (4) year plan as set by Executive Management and the Board of Directors.

Eligibility

Eligibility will be limited to senior executive officers of the corporation and certain other key executives as proposed by the Chief Executive Officer with approval from the Board of Directors.

Actual participation will be subject to the provisions of the plan and plan Participants identified and approved by the Compensation Committee of the Board of Directors.


Administration

The Committee. The Plan shall be administered by the Board, or the Compensation Committee of the Board, or by any other Committee appointed by the Board. The members of the Committee shall be appointed from time to time by, and shall serve at the discretion of, the Board of Directors.

Authority of the Committee. Except as limited by law or by the Certificate of Incorporation or Bylaws of the Company, and subject to the provisions herein, the Committee shall have full power to select Executives who shall participate in the Plan; determine the sizes and types of Awards; determine the terms and conditions of Awards in a manner consistent with the Plan; construe and interpret the Plan and any agreement or instrument entered into under the Plan as they apply to Participants; establish, amend, or waive rules and regulations for the Plans administration as they apply to Participants; and amend the terms and conditions of any outstanding Award to the extent such terms and conditions are within the discretion of the Committee as provided in the Plan. Further, the Committee shall make all other determinations which may be necessary or advisable for the administration of the Plan, as the Plan applies to Participants. As permitted by law, the Committee may delegate its authority as identified herein.

Decisions Binding. All determinations and decisions made by the Committee pursuant to the provisions of the Plan and all related orders and resolutions of the Board shall be final, conclusive and binding on all persons, including the Company, its stockholders, Employee, Participants, and their estates and beneficiaries.


Definitions

Whenever used in the Plan, the following terms shall have the meanings set forth in the following:

Allocated Stock shall mean shares of the Company's common stock set aside from the 1990 Master Stock Incentive Plan (as amended) for purposes under this Plan. Award means, individually or collectively, a grant under this Plan of Nonqualified Stock Options(1), stock or cash.

[FN]
1   Nonqualified stock options are subject to accelerated vesting under this
Plan; however all stock options granted under this Plan will vest (provided that a participant is still employed by Syncor) 9 years, 6 months from Effective Date.

Board or Board of Directors means the Board of Directors of the Company.

Code means the Internal Revenue Code of 1986, as amended from time to time.

Committee means the Compensation Committee of the Board, as specified herein, or such other Committee appointed by the Board to administer the Plan with respect to grants of Awards.

Company or Syncor means Syncor International Corporation , a Delaware corporation, including any and all Subsidiaries, and any successor thereto as provided in this document.

Director means any individual who is a member of the Board of Directors of the Company.

Effective Date shall mean January 1, 1998.

Executive means any active senior executive officer or key executive of the Company as proposed by the Chief Executive Officer and approved by the Board of Directors. Directors who are not employed by the Company shall not be considered Executives under this Plan.

Exchange Act means the Securities Exchange Act of 1934, as amended from time to time, or any successor act thereto.

Fair Market Value shall be determined on the basis of the closing sale price on the principal securities exchange on which the Shares are traded or, it there is no such sale on the relevant date, then on the last previous day on which a sale was reported.

Nonqualified Stock Option or NQSO means an option to purchase Shares granted herein and which is not intended to meet the requirements of Code Section 422.

Option means a nonqualified stock option.

Option Price means the price at which a Share may be purchased by a Participant pursuant to an Option.

Participant means an Executive who has outstanding an Award granted under the Plan. The term Participant shall not include Nonemployee Directors.

Performance-Based Exception means the performance-based exception from the tax deductibility limitations of Code Section 162(m).

Plan shall mean this performance equity plan as described in this document.

Shares mean the shares of common stock of the Company.

Subsidiary means any corporation in which the Company owns directly, or indirectly through subsidiaries, at least fifty percent (50%) of the total combined voting power of all classes of stock, or any other entity (including, but not limited to, partnerships and joint ventures) in which the Company owns at least fifty percent (50%) of the combined equity thereof.


Types of Awards

Upon attainment of each of four (4) common stock price targets, each participant in this plan will receive a long-term incentive award comprised of the following:

One-third (1/3) cash.
One-third (1/3) Allocated Stock at Fair Market Value at time of grant. One-third (1/3) Options subject to immediate vesting upon attainment of the price target. The entire option component of this Plan will be granted as of the Plan effective date (front loaded) and the Fair Market Value of the option component shares will be determined by utilization of the Black-Scholes valuation model based on the sixty day rolling average of stock prices prior to January 1, 1998.

The actual amount of stock and cash delivered will be subject to modification by the Total Shareholder Return section of this Plan.


Length of Plan (Plan Terms)

The plan is designed to deliver all its incentive compensation in four (4 2) calendar years commencing from the Effective Date and ending on June 30, 2002. Nonqualified stock options are subject to accelerated vesting under this Plan; however all stock options granted under this Plan will vest (provided that a participant is still employed by Syncor) 9 years, 6 months from effective date.


Plan Elements

The actual value of incentive awards under this program will be based on two (2) primary criteria: (1) Syncor's common stock price performance over a four (4) year period; (2) relative total shareholder return as measured against the S&P Health Care Composite Index.

1.   Stock Price

Stock price targets will be established for each of the four (4) years.

Assuming a $15.80 common stock price at plan effective date, price targets will be set at $20.00 by June 30, 1999, $25.00 by June 30, 2000, $34.00 by June 30,
2001 and $43.00 by June 30, 2002 per share, respectively. The final target ($43.00) represents a 250% growth in price value to the shareholders.

Each target price must be maintained for ten (10) trading days in any period of twenty (20) consecutive trading days in order to trigger the Award.

Each stock price target will have a window period of a total of 18 months from January of each successive year in which to initiate.

If, after 18 months, a performance target is not attained, and if relative total shareholder return targets are not met, the cash Award and Allocated Stock award will not vest for that target period.

There is no limitation on how early or how many equity awards vest, provided that the stock price targets and TSR requirements are met.

2.   Total Shareholder Return (TSR)

In order to fairly treat stock market fluctuations (up or down) and to insure true performance against peers a "relative total shareholder return"
(TSR) modifier has been established as the second performance criteria of this plan.

The TSR measure will take the form of a scale in which improvement in TSR relative to the S & P Health Care Composite Index will modify the amount of performance Awards delivered under this Plan.

The TSR measure will be comprised of a ratio of Syncor's stock price to the rolling twelve (12) month average of the S&P Health Care Index.

The performance modifier will be the result of taking the square root of the ratio of stock price (see above) and subtracting 1.0. (see following illustration)

A TSR ratio of .74 or less would not receive an award payout.

If price targets are overachieved, the Option component of the Award (the part over target) would be paid in cash.

If stock price targets are not met, allocated stock and cash will not be awarded and stock options will not vest until option vesting term (9.5 years).

                          Relative TSR Adjustment
                                  Scale
                 TSR Ratio                    Performance Modifier

                   1.4                                 18.3%
                   1.3                                 14.0
                   1.2                                  9.5
                   1.1                                  4.9
                    .90                                (5.1)
                    .80                               (11.0)
                    .75                               (13.4)
                    .74                                - 0 -


Example: Syncor stock increases from $15.75 at plan effective date to $20.00 on June 15, 1998, breaking the first target threshold ($20.00) for the first time (the $20.00 stock price was maintained for ten trading days in a period of 20 consecutive trading days). This is an increase of 40%. The S&P Healthcare Stock Index increases from 145 to 165 (12 mo. rolling average) during that same period for an increase of 14%.

Therefore;

      TSR ratio = 1.4/1.14 = 1.23
      The square root of 1.23 is 1.11
      1.11 - 1.0 = 11% which is the TSR adjustment modifier

If your total award is equal to $200,000.00 for the first target, then; Total award equals $200,000.00 plus 11% or Actual award value = $222,000.00

Awards will be calculated based on long term incentive targets. The Committee has the discretion to adjust targets for inflation or other factors.

3.   Terminations
(Same as 1990 Master Stock Incentive Plan document)

4.   Change in Control
(Same as 1990 Master Stock Incentive Plan document)

Upon a change in control, all unvested Awards held by Participants of this Plan will vest immediately regardless of share price. If the acceleration of vesting results in an excess parachute payment pursuant to Code Section 280G, the amount deemed paid upon a Change in Control shall be the maximum amount that may be deemed paid by the Participant without triggering an excess parachute payment under Code Section 280G; the balance of the Award would vest in accordance with its terms.

5.   1990 Master Stock Incentive Plan (as amended)

This Plan is intended to operate with regard to equity, under the authority and limits as set forth in the 1990 Master Stock Incentive Plan (as amended). In the event of a conflict between this Plan and the 1990 Master Stock Incentive Plan, terms of the 1990 Master Stock Incentive Plan shall govern. The cash Award will be governed by the same principles as the stock Award.

6.   Tax Qualification

Based on the structure and nature of this plan, Syncor believes that awards, other than the cash awards, received by officers in this Plan constitute a Performance-Based Exception and are not subject to the $1,000,000.00 limit on tax deductibility of Code 162(m).

7.   Value of Award to Each Participant

Assuming that all four targets are met within the requisite time period and there are no TSR adjustments, the value of the Award granted to a Participant shall be equal to the base salary of that Executive as of the Effective Date, multiplied by four, multiplied by the individual's percentage factor as determined by the Board. The committee has discretion, however, to adjust the value of each Award upwards to take into account salary increases, inflation and other factors after the Effective Date.

8.   Governing Law

This Plan shall be governed by Delaware law.

                              EXHIBIT 10.2
                          AMENDED AND RESTATED
                          EMPLOYMENT AGREEMENT

This Employment Agreement (this "Agreement"), made and entered into as of the 1st day of January, 1997, by and between Syncor International Corporation, a Delaware corporation (the "Company"), and Monty Fu ("Employee"), is hereby amended and restated as of this 31st day of December, 1997.

     1. Employment. The Company agrees to employ Employee, and Employee agrees to be employed by the Company, during the Employment Period (as hereinafter defined) to perform his duties as Chairman of the Board of the Company or such other or additional duties as determined from time to time by the Board of Directors of the Company or its designee. If Employee is elected or appointed to an office with any of the Company's other subsidiaries or affiliates during the Employment Period, Employee shall serve in such capacity or capacities without additional compensation. Employee agrees to perform such duties faithfully and to the best of his ability, to devote his full working time and efforts to the performance of such duties and not to accept any other gainful employment without the prior written consent of the Board of Directors.

     2. Employment Period; Extension. The "Employment Period," as used herein, means the period beginning on January 1, 1997 (the "Commencement Date") and ending on December 31, 1999 (the "Expiration Date"). On or after June 1, 1999, the Company will negotiate with Employee regarding an extension of the Employment Period beyond the Expiration Date. Such negotiations shall conclude on or before October 1, 1999. Any extension of this Agreement beyond the Expiration Date shall be subject to the mutual written agreement of Employee and the Company with respect to the terms thereof. Neither the Company nor Employee shall have any obligation to extend the Employment Period.

          2.1 If Employee and the Company do not execute a written agreement extending the Employment Period beyond the Expiration Dated:

                  (a) and if Employee performs the same duties following the Expiration Date as he had before the Expiration Date, such employment shall be at-will, subject to termination by either party, with or without cause, upon 90 days written notice (the "90-Day Notice") to the other party; otherwise

                 (b) Employee shall not be entitled to earn incentive compensation and no stock options shall vest after the Expiration date and Company's sole liability to Employee following the Expiration Date shall be (1) payment of Employees base salary, in bi-weekly installments, (2) to provide same medical benefits; (3) not to trigger termination event for the purposes of vested options, ESSOP and deferral plan(s) if any; all through June 30, 2000 (the "Additional Compensation") provided, however, that in order for Employee to receive any portion of the Additional Compensation, Employee must perform his duties hereunder through December 31, 1999.

     3.   Annual Salary and Benefits.

          3.1 Base Salary and Incentive Compensation. For all services rendered by Employee during the Employment Period, the Employee shall be entitled to be paid by the Company a base salary in the annual amount of $240,000 for the one year period from January 1, 1997 through December 31, 1997, $275,000 for the one year period from January 1, 1998 through December 31, 1998, and for the one year period from January 1, 1999 through December 31, 1999, an amount to be agreed upon by the parties on or before December 31, 1998(each, the "Annual Base Salary") and to receive such fringe benefits as may be made available by the Company to Employee, including participation in the 1995 Management Incentive Plan (the "1995 MIP"), the 1996 Management Incentive Plan (the "1996 MIP"), the 1997 Management Incentive Plan (the "1997 MIP"), the Senior Management Stock Purchase Plan (the "Stock Purchase Plan"), and any other incentive plan(s) that may be prepared and approved by the Board of Directors which are applicable generally to the Company's executives of comparable rank to Employee.

                   Employee also shall be eligible to receive such additional compensation, contingent or otherwise, as determined solely in the discretion of the Board of Directors (or a committee of the Board of Directors to which such discretion is delegated). The Annual Base Salary shall be payable in biweekly installments, subject to all applicable withholding and deductions.

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

     6.   Termination.

          6.1 This Agreement and Employee's employment hereunder will automatically terminate upon the first to occur of the following circumstances
(any such termination and any termination pursuant to Section 6.2 being referred to herein as a "Termination of Employment"):

                 (a) the failure of the parties prior to the third anniversary of the Commencement Date to extend the Employment Period pursuant to Section 2 hereof, or the expiration of any such extended Employment Period; or

                 (b)   Employee's death.

          6.2 This Agreement and Employee's employment hereunder may be terminated by the Company or Employee, as the case may be, by notice to the other under the following circumstances:

                 (a) by the Company at any time for "cause" consisting of, as determined in the sole discretion of the Board of Directors, (i) Employee's willful misconduct which has or could reasonably be expected to have a material adverse effect on the financial condition, results of operations, business, assets, operations, performance or prospects of the Company (a "Material Adverse Effect"), (ii) Employee's willful violation of specific written directions from the Board of Directors of the Company, which directions are lawful and are consistent with the provisions of this Agreement, or Employee's material neglect of his duties hereunder, (iii) the commission by Employee of an act constituting common law fraud or embezzlement or a felony or criminal act (other than traffic violations), (iv) Employee's abuse of alcohol or other drugs or controlled substances or conviction of a crime involving moral turpitude, in each case which has or could be reasonably expected to have a Material Adverse Effect or impairs Employee's ability to perform his duties hereunder, (v) Employee's material breach of this Agreement, or (vi) Employee's adjudication as a bankrupt;

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

    7.   Effect of Termination of Employment or Termination Without Cause.

          7.1 Termination of Employment. Upon a Termination of Employment pursuant to Section 6.1 or 6.2 hereof, neither Employee nor Employee's beneficiaries or estate shall have any further rights under this Agreement or any claims against the Company arising out of this Agreement, except the right to receive, within 30 days of the Termination of Employment,(a)that portion of the Annual Base Salary earned but unpaid through the date of the Termination of Employment, and (b) the right to receive certain prorated amounts due under any incentive plan as described below. Employee shall have the right to exercise any vested stock option shares for a period of 90 days following the date of the Termination of Employment, in accordance with the terms of the applicable stock option agreement. With respect to any incentive plan described below, the Company shall have no obligation to pay any amount to Employee unless and until the Board of Directors of the Company shall have approved generally the funding of payout to all employees pursuant to any such incentive plan.

             7.1.1 With respect to the 1995 MIP, in the event of a Termination of Employment pursuant to Section 6.1 or 6.2 hereof, the Company shall pay Employee any Long Term Incentive (as defined in the 1995 MIP) earned but deferred from any year prior to the year in the Termination of Employment occurs in addition to the prorata portion of such Long Term Incentive earned during the year of such Termination of Employment. However, the Company shall have no obligation to pay any portion of the Company Match element (as defined in the 1995 MIP) of the Long Term Incentive.

             7.1.2 With respect to the 1996 MIP, in the event of a Termination of Employment pursuant to Section 6.1 or 6.2 hereof, the Company shall pay Employee (a) the EPS Incentive (as defined in the 1996 MIP) prorated through the date of the Termination of Employment, and (b) any Long Term Incentive (as defined in the 1996 MIP) earned but deferred from any year prior to the year in the Termination of Employment occurs in addition to the prorata portion of such Long Term Incentive earned during the year of such Termination of Employment. However, the Company shall have no obligation to pay any portion of the Company Match element (as defined in the 1996 MIP) of the Long Term Incentive.

             7.1.3 With respect to the 1997 MIP, in the event of a Termination of Employment pursuant to Section 6.1 or 6.2 hereof, the Company shall pay Employee (a) the EPS Incentive (as defined in the 1997 MIP) prorated through the date of the Termination of Employment, and (b) any Long Term Incentive (as defined in the 1997 MIP) earned but deferred from any year prior to the year in the Termination of Employment occurs in addition to the prorata portion of such Long Term Incentive earned during the year of such Termination of Employment. However, the Company shall have no obligation to pay any portion of the Company Match element (as defined in the 1997 MIP) of the Long Term Incentive.

             7.1.4 With respect to any other incentive plan(s) that may be approved by the Board of Directors during the Employment Period ("New Plans"), in the event of a Termination of Employment pursuant to Section 6.1, the Company's obligation to pay Employee any portion of such New Plans shall be consistent with the Company's obligations under the preceding Sections 7.1.1,
7.1.2 and 7.1.3. However, with respect to a Termination of Employment pursuant to Section 6.2, the Company shall have no obligation to pay any incentive compensation to Employee pursuant to any New Plans.

        7.2 Termination Without Cause. Subject to Section 7.3 below, upon a Termination Without Cause (as defined in Section 6.3 above), neither Employee nor Employee's beneficiaries or estate shall have any further rights under this Agreement or any claims against the Company arising out of this Agreement, except (a) the right to receive the amounts described in Section 7.1, which amounts shall be calculated through the end of the Employment Period and (b) subject to and so long as Employee is in compliance with the terms of Sections 8, 9 and 10 hereof following the Termination Without Cause, the severance compensation shall be equal to the prorated portion of the Annual Base Salary at the time of Termination Without Cause, as provided for in
Section 3 for the remaining term of the Employment Period. All payments under this Section 7.2 shall be payable in biweekly installments as provided in Section 3 above. Employee shall have the right to exercise any vested stock option shares for a period of 90 days following the date of the Termination Without Cause, in accordance with the terms of the applicable stock option agreement.

        7.3   Termination Without Cause Following a Change in Control.

             7.3.1 Upon a Termination Without Cause following a "Change in Control" as defined below, the Employment Period shall be extended to include the two-year period following such Termination Without Cause.

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

            7.3.4 In the event of a Change in Control, Employee's vesting in all grants of stock option shares, all incentive plans and all other benefits as provided in the Benefits Agreement shall be accelerated and shall be fully vested to the date of such Change in Control. If a Change in Control results in the involuntary or voluntary termination of Employee, (a) such vested options shall be exercisable by Employee at any time during the Employment Period and for 90 days thereafter and (b) Company shall pay to Employee all amounts due under any and all components of any incentive plan applicable to Employee, including the EPS Incentive, Long Term Incentive and Company Match components, without any proration, through the end of the Employment Period.
At any time that Employee wants to exercise any of his vested stock options in connection with a Termination Without Cause following a Change in Control, upon Employee's request, the Company shall loan to him the amount necessary to exercise such options, including an amount equal to Employee's withholding taxes payable in connection with such exercise. Such loan shall be for a period of three years with interest charged at the prime rate as determined by the First National Bank of Chicago at the time of such loan.
Notwithstanding the foregoing, in the event of any difference or conflict between the terms and provisions contained herein relating to Employee's rights in the event of a Change in Control and any similar terms and provisions contained in any other agreement to which Employee and Company are parties, including without limitation, the Benefits Agreement and the Stock Purchase Plan, those terms and provisions most favorable to Employee shall control.

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

    10.   Noncompetition.

          10.1 Employee agrees that, prior to a Termination of Employment and for the one-year period following Termination of Employment (the "Noncompetition Period"), Employee shall not engage or participate in any state of the United States, directly or indirectly, either as an owner, partner, director, trustee, officer, employee, consultant, advisor or in any other individual or representative capacity, in any activity which is the same as, similar to or competitive in any manner whatsoever with the business of the Company, its subsidiaries or affiliates (herein, a "Competing
Activity") and will not have any investment in a business which is engaged in a Competing Activity other than an ownership interest of less than five percent (5%) of any company whose securities are listed on the New York Stock Exchange, the American Stock Exchange or the Nasdaq National Market.
Employee agrees that, in the event the Employment Period is extended by the Company as permitted in Section 7.2, the Noncompetition Period shall thereupon automatically be extended to coincide with the extended Employment Period.

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

     12. Entire Agreement. This Agreement, as amended and restated, contains the entire agreement of the Company and Employee relating to the subject matter hereof, and it replaces and supersedes any and all prior agreements between the parties relating to the same subject matter, including without limitation, any prior employment agreement between Employee and the Company. In connection therewith, by execution of this Agreement, Employee hereby terminates in its entirety as of the Commencement Date any such prior agreement which shall thereafter cease to have any force or effect.

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

            IN WITNESS WHEREOF, the parties hereto have caused this Agreement, as amended and restated, to be executed as of the day and year first above written.

                      SYNCOR INTERNATIONAL CORPORATION,
                      a Delaware corporation


                          /s/ Haig Bagerdjian
                      By:___________________________________
                         HAIG BAGERDJIAN
                         Senior Vice President, Business Development
                         and General Counsel

EMPLOYEE


/s/ Monty Fu
________________________
MONTY FU

                                EXHIBIT 10.3
                             AMENDED AND RESTATED
                             EMPLOYMENT AGREEMENT

          This Employment Agreement (this "Agreement"), made and entered into as of the 1st day of January, 1997, by and between Syncor International Corporation, a Delaware corporation (the "Company"), and Robert G. Funari ("Employee"), is hereby amended and restated as of this 31st day of December, 1997.

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

     2. Employment Period; Extension. The "Employment Period," as used herein, means the period beginning on January 1, 1997 (the "Commencement Date") and ending on December 31, 1999 (the "Expiration Date"). On or after June 1, 1999, the Company will negotiate with Employee regarding an extension of the Employment Period beyond the Expiration Date. Such negotiations shall conclude on or before October 1, 1999. Any extension of this Agreement beyond the Expiration Date shall be subject to the mutual written agreement of Employee and
the Company with respect to the terms thereof.   Neither the Company nor
Employee shall have any obligation to extend the Employment Period.

           2.1 If Employee and the Company do not execute a written agreement extending the Employment Period beyond the Expiration Date:

                (a) and if Employee performs the same duties following the Expiration Date as he had before the Expiration Date such employment shall be at-will, subject to termination by either party, with or without cause, upon 90 days written notice (the "90-Day Notice") to the other party; otherwise

                (b) Employee shall not be entitled to earn incentive compensation and no stock options shall vest after the Expiration date and Company's sole liability to Employee following the Expiration Date shall be (1) payment of Employees base salary, in bi-weekly installments, (2) to provide same medical benefits; (3) not to trigger termination event for the purposes of vested options, ESSOP and deferral plan(s) if any; all through June 30, 2000 (the "Additional Compensation"); provided, however, that in order for Employee to receive any portion of the Additional Compensation, Employee must perform his duties hereunder through December 31, 1999.

     3.    Annual Salary and Benefits.

           3.1 Base Salary and Incentive Compensation. For all services rendered by Employee during the Employment Period, the Employee shall be entitled to be paid by the Company a base salary in the annual amount of $240,000 for the one year period from January 1, 1997 through December 31, 1997, $325,000 for the one year period from January 1, 1998 through December
31, 1998, and for the one year period from January 1, 1999 through December
31, 1999, an amount to be agreed upon by the parties on or before December
31, 1998 (each, the "Annual Base Salary") and to receive such fringe benefits as may be made available by the Company to Employee, including participation in the 1995 Management Incentive Plan (the "1995 MIP"), the 1996 Management Incentive Plan (the "1996 MIP"), the 1997 Management Incentive Plan (the
"1997 MIP"), the Senior Management Stock Purchase Plan (the "Stock Purchase Plan"), and any other incentive plan(s) that may be prepared and approved by the Board of Directors which are applicable generally to the Company's executives of comparable rank to Employee. Employee also shall be eligible to receive such additional compensation, contingent or otherwise, as determined solely in the discretion of the Board of Directors (or a committee of the Board of Directors to which such discretion is delegated). The Annual Base Salary shall be payable in biweekly installments, subject to all applicable withholding and deductions.

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

      6.  Termination.

          6.1 This Agreement and Employee's employment hereunder will auto-matically terminate upon the first to occur of the following circumstances (any such termination and any termination pursuant to Section 6.2 being referred to herein as a "Termination of Employment"):

                (a) the failure of the parties prior to the third anniversary of the Commencement Date to extend the Employment Period pursuant to Section 2 hereof, or the expiration of any such extended Employment Period; or

                (b) Employee's death.

           6.2 This Agreement and Employee's employment hereunder may be terminated by the Company or Employee, as the case may be, by notice to the other under the following circumstances:

                (a) by the Company at any time for "cause" consisting of, as determined in the sole discretion of the Board of Directors, (i) Employee's willful misconduct which has or could reasonably be expected to have a material adverse effect on the financial condition, results of operations, business, assets, operations, performance or prospects of the Company (a "Material Adverse Effect"), (ii) Employee's willful violation of specific written directions from the Board of Directors of the Company, which directions are lawful and are consistent with the provisions of this Agreement, or Employee's material neglect of his duties hereunder, (iii) the commission by Employee of an act constituting common law fraud or embezzlement or a felony or criminal act (other than traffic violations), (iv) Employee's abuse of alcohol or other drugs or controlled substances or conviction of a crime involving moral turpitude, in each case which has or could be reasonably expected to have a Material Adverse Effect or impairs Employee's ability to perform his duties hereunder, (v) Employee's material breach of this Agreement, or (vi) Employee's adjudication as a bankrupt;

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

     7.  Effect of Termination of Employment or Termination Without Cause.

         7.1 Termination of Employment. Upon a Termination of Employment pursuant to Section 6.1 or 6.2 hereof, neither Employee nor Employee's beneficiaries or estate shall have any further rights under this Agreement or any claims against the Company arising out of this Agreement, except the right to receive, within 30 days of the Termination of Employment, (a) that portion of the Annual Base Salary earned but unpaid through the date of the Termination of Employment, and (b) the right to receive certain prorated amounts due under any incentive plan as described below. Employee shall have the right to exercise any vested stock option shares for a period of 90 days following the date of the Termination of Employment, in accordance with the terms of the applicable stock option agreement. With respect to any incentive plan described below, the Company shall have no obligation to pay any amount to Employee unless and until the Board of Directors of the Company shall have approved generally the funding of payout to all employees pursuant to any such incentive plan.

               7.1.1 With respect to the 1995 MIP, in the event of a Termination of Employment pursuant to Section 6.1 or 6.2 hereof, the Company shall pay Employee any Long Term Incentive (as defined in the 1995 MIP) earned but deferred from any year prior to the year in the Termination of Employment occurs in addition to the prorata portion of such Long Term Incentive earned during the year of such Termination of Employment. However, the Company shall have no obligation to pay any portion of the Company Match element (as defined in the 1995 MIP) of the Long Term Incentive.

               7.1.2 With respect to the 1996 MIP, in the event of a Termination of Employment pursuant to Section 6.1 or 6.2 hereof, the Company shall pay Employee (a) the EPS Incentive (as defined in the 1996 MIP) prorated through the date of the Termination of Employment, and (b) any Long Term Incentive (as defined in the 1996 MIP) earned but deferred from any year prior to the year in the Termination of Employment occurs in addition to the prorata portion of such Long Term Incentive earned during the year of such Termination of Employment. However, the Company shall have no obligation to pay any portion of the Company Match element (as defined in the 1996 MIP) of the Long Term Incentive.

               7.1.3 With respect to the 1997 MIP, in the event of a Termination of Employment pursuant to Section 6.1 or 6.2 hereof, the Company shall pay Employee (a) the EPS Incentive (as defined in the 1997 MIP) prorated through the date of the Termination of Employment, and (b) any Long Term Incentive (as defined in the 1997 MIP) earned but deferred from any year prior to the year in the Termination of Employment occurs in addition to the prorata portion of such Long Term Incentive earned during the year of such Termination of Employment. However, the Company shall have no obligation to pay any portion of the Company Match element (as defined in the 1997 MIP) of the Long Term Incentive.

               7.1.4 With respect to any other incentive plan(s) that may be approved by the Board of Directors during the Employment Period ("New Plans"), in the event of a Termination of Employment pursuant to Section 6.1, the Company's obligation to pay Employee any portion of such New Plans shall be consistent with the Company's obligations under the preceding Sections 7.1.1,
7.1.2 and 7.1.3. However, with respect to a Termination of Employment pursuant to Section 6.2, the Company shall have no obligation to pay any incentive compensation to Employee pursuant to any New Plans.

          7.2 Termination Without Cause. Subject to Section 7.3 below, upon a Termination Without Cause (as defined in Section 6.3 above), neither Employee nor Employee's beneficiaries or estate shall have any further rights under this Agreement or any claims against the Company arising out of this Agreement, except (a) the right to receive the amounts described in Section 7.1, which amounts shall be calculated through the end of the Employment Period and (b) subject to and so long as Employee is in compliance with the terms of Sections 8, 9 and 10 hereof following the Termination Without Cause, the severance compensation shall be equal to the prorated portion of the Annual Base Salary at the time of Termination Without Cause, as provided for in
Section 3 for the remaining term of the Employment Period. All payments under this Section 7.2 shall be payable in biweekly installments as provided in Section 3 above. Employee shall have the right to exercise any vested stock option shares for a period of 90 days following the date of the Termination Without Cause, in accordance with the terms of the applicable stock option agreement.

          7.3  Termination Without Cause Following a Change in Control.

               7.3.1 Upon a Termination Without Cause following a "Change in Control" as defined below, the Employment Period shall be extended to include the two-year period following such Termination Without Cause.

               7.3.2    A "Change in Control shall be defined to include either
(I) acquisition of 20% or more of the outstanding common stock of the Company by a person, or group of related persons (as defined by Securities and Exchange Commission Rule 13d-3), that is not affiliated with the Company as of the date hereof, or (ii) the sale by the Company of more than 50% of the Company's assets not in the ordinary course of business, or (iii) the failure by the Board of Directors to determine a "Qualified Offer" as that term is defined in Section 1
(a) of that certain Rights Agreement dated as of September 8, 1989 between the Company and the American Stock Transfer & Trust Company.

               7.3.3 All payments under this Section 7.3 shall be payable in biweekly installments as provided in Section 3 above; provided, however, that Employee shall have the option to receive such payments due under this Section
7.3 in a lump sum.

               7.3.4 In the event of a Change in Control, Employee's vesting in all grants of stock option shares, all incentive plans and all other benefits as provided in the Benefits Agreement shall be accelerated and shall be fully vested to the date of such Change in Control. If a Change in Control results in the involuntary or voluntary termination of Employee, (a) such vested options shall be exercisable by Employee at any time during the Employment Period and for 90 days thereafter and (b) Company shall pay to Employee all amounts due under any and all components of any incentive plan applicable to Employee, including the EPS Incentive, Long Term Incentive and Company Match components, without any proration, through the end of the Employment Period.
At any time that Employee wants to exercise any of his vested stock options in connection with a Termination Without Cause following a Change in Control, upon Employee's request, the Company shall loan to him the amount necessary to exercise such options, including an amount equal to Employee's withholding taxes payable in connection with such exercise. Such loan shall be for a period of three years with interest charged at the prime rate as determined by the First National Bank of Chicago at the time of such loan. Notwithstanding the foregoing, in the event of any difference or conflict between the terms and provisions contained herein relating to Employee's rights in the event of a Change in Control and any similar terms and provisions contained in any other agreement to which Employee and Company are parties, including without limitation, the Benefits Agreement and the Stock Purchase Plan, those terms and provisions most favorable to Employee shall control.

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

     10.  Noncompetition.

          10.1 Employee agrees that, prior to a Termination of Employment and for the one-year period following Termination of Employment (the "Noncompetition Period"), Employee shall not engage or participate in any state of the United States, directly or indirectly, either as an owner, partner, director, trustee, officer, employee, consultant, advisor or in any other individual or representative capacity, in any activity which is the same as, similar to or competitive in any manner whatsoever with the business of the Company, its subsidiaries or affiliates (herein, a "Competing Activity") and will not have any investment in a business which is engaged in a Competing Activity other than an ownership interest of less than five percent (5%) of any company whose securities are listed on the New York Stock Exchange, the American
Stock Exchange or the Nasdaq National Market. Employee agrees that, in the event the Employment Period is extended by the Company as permitted in
Section 7.2, the Noncompetition Period shall thereupon automatically be extended to coincide with the extended Employment Period.

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

          12. Entire Agreement. This Agreement, as amended and restated, contains the entire agreement of the Company and Employee relating to the subject matter hereof, and it replaces and supersedes any and all prior agree-ments between the parties relating to the same subject matter, including without limitation, any prior employment agreement between Employee and the Company. In connection therewith, by execution of this Agreement, Employee hereby terminates in its entirety as of the Commencement Date any such prior agreement which shall thereafter cease to have any force or effect.

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

           IN WITNESS WHEREOF, the parties hereto have caused this Agreement, as amended and restated, to be executed as of the day and year first above written.

                       SYNCOR INTERNATIONAL CORPORATION,
                       a Delaware corporation


                           /S/ Haig Bagerdjian
                       By:_____________________________________
                          HAIG BAGERDJIAN
                          Senior Vice President, Business Development
                          and General Counsel

EMPLOYEE


/s/ Robert G. Funari
________________________
ROBERT G. FUNARI