Form 10-Q
period 1998-06-30
SYNCOR INTERNATIONAL CORP /DE/
filed 1998-08-12
CIK 202763

===================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934





For Quarter Ended June 30, 1998                Commission File Number 0-8640



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

                                 Yes  X   No
                                     ___     ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 30, 1998, 10,986,462 shares of $.05 par value common stock were outstanding.

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

           Balance Sheets as of
             June 30, 1998 and December 31, 1997 . . . . . . . . . . . . . 3

           Statements of Income for Three Months
             Ended June 30, 1998 and 1997 . . . . . . . . . . . . . . . .  4

               Statements of Income for Six Months
             Ended June 30, 1998 and 1997 . . . . . . . . . . . . . . . .  5

           Statements of Cash Flows for Six Months
             Ended June 30, 1998 and 1997 . . . . . . . . . . . . . . . .  6

           Notes to Consolidated Condensed Financial Statements . . . . .  7

  Item 2.  Management's Discussion and Analysis of Financial Condition . . 10


Part II.   Other Information . . . . . . . . . . . . . . . . . .  . . . .  12

SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                     (in thousands, except per share data)

                                                  June 30,        December 31,
                                                    1998              1997
                                                  ________          ________
                                                 (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                      $  20,730        $  25,538
     Short-term investments                             4,744            2,583
     Accounts receivable, net                          74,017           54,972
     Inventory                                          7,128            5,574
     Prepaids and other current assets                 14,740            9,288
                                                    __________________________

          Total current assets                        121,359           97,955

Marketable investment securities                        1,191            1,180
Property and equipment, net                            44,043           28,870
Excess of purchase price over net assets
     acquired, net                                     63,932            14,319
Other assets                                           20,620           22,239
                                                    ___________________________

                                                     $251,145         $164,563
                                                    ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                $ 45,642         $ 34,755
     Accrued liabilities                               10,301            4,353
     Accrued wages and related costs                    9,207           13,680
     Federal and state taxes payable                    1,924            1,129
     Current maturities of long-term debt               8,967            3,978
                                                   ____________________________

          Total current liabilities                    76,041           57,895

Long-term debt, net of current maturities              71,360           17,332
Deferred compensation                                   1,969            1,969

Stockholders' equity:
     Common stock, $.05 par value                         617              572
     Additional paid-in capital                        69,445           55,061
     Notes receivable related parties                  (8,694)               -
     Employee stock ownership loan guarantee           (5,898)          (6,741)
     Accumulated other comprehensive income              (253)            (330)
     Retained earnings                                 59,082           51,329
     Treasury stock, at cost; 1,356 shares at
          June 30, 1998 and at December 31, 1997      (12,524)         (12,524)
                                                   ____________________________

          Net stockholders' equity                    101,775           87,367

                                                   ____________________________

                                                     $251,145          $164,563
                                                   =============================

See notes to consolidated condensed financial statements.

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  Consolidated Condensed Statements of Income
                     (in thousands, except per share data)



                                                   Three Months Ended June 30,
                                                   ___________________________
                                                           1998        1997
                                                         ________    ________
                                                              (Unaudited)

Net sales                                                $113,245     $98,187

Cost of sales                                              78,653      74,333
                                                        ______________________

     Gross profit                                          34,592      23,854

Operating, selling and administrative expenses             26,401      18,869
                                                        ______________________

     Operating income                                        8,191      4,985

Other income/expense, net                                     (506)       409
                                                        ______________________

Income before taxes                                          7,685      5,394

Provision for income taxes                                   3,290      2,157
                                                        ______________________

Income from continuing operations                            4,395      3,237

Discontinued operations, net of taxes                           -       1,063
                                                        ______________________

Net income                                                 $ 4,395    $ 4,300
                                                        ======================


Net income per share - Basic
____________________________
Income from continuing operations                           $ .42       $ .33
Discontinued operations, net of taxes                       $   -       $ .11
                                                        ______________________
Net income                                                  $ .42       $ .44

Weighted average shares outstanding - Basic                10,536       9,829
                                                        =======================


Net income per share - Diluted
______________________________
Income from continuing operations                           $ .40       $ .33
Discontinued operations, net of taxes                       $   -       $ .11
                                                        ______________________
Net income                                                  $ .40       $ .44

Weighted average shares outstanding - Diluted              11,057       9,870
                                                        =======================

See notes to consolidated condensed financial statements.

                 SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    Consolidated Condensed Statements of Income
                       (in thousands, except per share data)


                                                     Six Months Ended June 30,
                                                     _________________________
                                                          1998         1997
                                                        ________     ________
                                                             (Unaudited)

Net sales                                                $215,969     $191,271

Cost of sales                                             154,222      147,301
                                                          ______________________

     Gross profit                                          61,747       43,970

Operating, selling and administrative expenses             48,069       36,139
                                                          ______________________

     Operating income                                      13,678        7,831

Other income/expense, net                                    (100)       3,140
                                                          ______________________

Income before taxes                                        13,578       10,971

Provision for income taxes                                  5,825        4,388
                                                          ______________________

Income from continuing operations                           7,753        6,583

Discontinued operations, net of taxes                           -        1,063
                                                          ______________________

Net income                                                $ 7,753     $  7,646
                                                          ======================


Net income per share - Basic
____________________________
Income from continuing operations                          $ .74        $ .66
Discontinued operations, net of taxes                      $   -        $ .11
                                                          ______________________
Net income                                                 $ .74        $ .76

Weighted average shares outstanding - Basic               10,420        9,998
                                                          ======================


Net income per share - Diluted
______________________________
Income from continuing operations                          $ .71        $ .65
Discontinued operations, net of taxes                      $   -        $ .11
                                                          ______________________
Net income                                                 $ .71        $ .76

Weighted average shares outstanding - Diluted             10,921       10,107
                                                          ======================

See notes to consolidated condensed financial statements.

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows
                                (in thousands)

                                                     Six Months Ended June 30,
                                                     _________________________
                                                           1998        1997
                                                         _______     ________
                                                             (Unaudited)
Cash flows from operating activities:

Net income                                               $ 7,753      $7,646
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                         7,130       4,609
     Provision for losses on receivables                   1,285           _
     Amortization of ESSOP loan guarantee                    843         523
     Decrease (increase) in:
          Accounts receivables, net                       (7,490)     (6,122)
          Inventory                                       (1,555)      1,334
          Net assets of discontinued operations                -       1,198
              Other current assets                        (4,647)        307
          Other assets                                       388           -
        Increase (decrease) in:
          Accounts payable                                 6,537      (1,792)
          Accrued liabilities                              2,778       1,664
          Accrued wages and related costs                 (4,473)        999
          Federal and state taxes payable                    952      (1,183)
                                                        ______________________

     Net cash provided by operating activities             9,501       9,183
                                                        ______________________

Cash flows from investing activities:

     Purchase of property and equipment, net             (5,339)     (4,033)
     Acquisitions of businesses, net of cash acquired   (45,338)     (6,550)
     Net increase in short-term investments              (2,160)     (1,257)
     Net increase in long-term investments                  (11)     (5,583)
     Unrealized gain on investments                          11          (5)
                                                        ______________________
     Net cash used in financing activities              (52,837)    (17,428)
                                                        ______________________

Cash flow from financing activities:

     Proceeds from long-term debt                        40,031       5,938
     Repayment of long-term debt                         (1,995)       (299)
     Issuance of common stock                               579          76
     Reacquisition of common stock for treasury               -      (4,300)
                                                        ______________________

     Net cash provided by financing activities           38,615       1,415
                                                        ______________________

     Net decrease in cash and cash equivalents           (4,721)     (6,830)

     Effect of exchange rate on cash                        (87)        (45)

     Cash and cash equivalents at beginning of period   $25,538     $25,214
                                                        ______________________

     Cash and cash equivalents at end of period         $20,730     $18,339
                                                        ======================

Non-Cash Transactions:
_____________________
521,000 shares of common stock were issued on 6/16/98 in exchange for note receivables from related parties.

See notes to consolidated condensed financial statements.

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements


1. GENERAL. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report and Form 10-K for the period ended December 31, 1997. Certain line items in the prior year's consolidated condensed financial statements have been reclassified to conform to the current year's presentation.

2.   NEW ACCOUNTING STANDARDS:   In 1997, the Financial Accounting and
     Standards Board issued SFAS 130, "Reporting Comprehensive Income," which became effective for fiscal years beginning after December 15, 1997. SFAS 130 requires that the components of comprehensive income be disclosed. Such amounts are as follows for the three and six months ended June 30, 1998 and 1997:

                                  Three months ended                  Three months ended
                                  June 30, 1998                       June 30, 1997
                                  _____________________________________________________________________
                                                 Tax                                 Tax
                                  Before-tax  (expense)  Net-of-Tax   Before-Tax  (expense)  Net-of-Tax
                                    Amount    or benefit   Amount       Amount    or Benefit   Amount
                                  _____________________________________________________________________
Foreign currency translation
Adjustments                          (60)         -         (60)        (262)         -        (262)
                                  _____________________________________________________________________

Unrealized gains/(losses) on
investments:
  Unrealized holding gains/(losses)
  arising during period                4         (2)          2          (12)         5          (7)
                                  _____________________________________________________________________

Net unrealized holding gains           4         (2)          2          (12)         5          (7)


Other comprehensive income           (56)        (2)        (58)        (274)         5        (269)
                                  =====================================================================

              SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
       Notes to Consolidated Condensed Financial Statements (continued)

                                  Six months ended                    Six months ended
                                  June 30, 1998                       June 30, 1997
                                  _____________________________________________________________________
                                                 Tax                                 Tax
                                  Before-tax  (expense)  Net-of-Tax   Before-Tax  (expense)  Net-of-Tax
                                    Amount    or benefit   Amount       Amount    or Benefit   Amount
                                  _____________________________________________________________________

Foreign currency translation
Adjustments                           66          -          66           66          -          66
                                  _____________________________________________________________________

Unrealized gains/(losses) on
investments:
  Unrealized holding gains/(losses)
  arising during period               19         (8)         11           (9)         4          (5)
                                  _____________________________________________________________________

Net unrealized holding gains          19         (8)         11           (9)         4          (5)


Other comprehensive income            85         (8)        (77)         (57)         4        (269)
                                  =====================================================================

     In June 1997, SFAS No. 131 - "Disclosure about Segments of an Enterprise and Related Information" was issued and became effective for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for reporting financial and descriptive information regarding an enterprise's operating segments. In February 1998, SFAS No. 132 - "Employers" Disclosure about Pensions and Other Post Retirement Benefits' was issued and became effective for fiscal years beginning after December 15, 1997. These standards increase disclosure in the financial statements, and will have no impact on the Company's financial position or results of operations.

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the impact SFAS No. 133 will have on its financial statements, if any.

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

     In April 1998, Syncor acquired the medical imaging business of International Magnetic Imaging, Inc. a subsidiary of Consolidated Technology Group Ltd. The business acquired includes ten outpatient medical imaging centers and an imaging referral network operating in 35 states. The purchase price of the acquisition was $20.5 million, plus the assumption of approximately $24.3 million in liabilities and trade payables. The acquisition was accounted for as a purchase and closed on April 2, 1998.

              SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
       Notes to Consolidated Condensed Financial Statements (continued)


4. NET INCOME PER SHARE: In 1997, the Financial Accounting Standard Board issued SFAS No. 128, "Earnings Per Share" (EPS). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options. Diluted earnings per share is very similar to the previously reported primary earnings per share. All earnings per share amounts for all periods have been restated to conform to SFAS No. 128 requirements.

     The reconciliation of the numerator and denominators of the basic and diluted earnings per share computations are as follows for the three months ended June 30, 1998 and 1997:

                          Three months ended,                     Three months ended,
                          June 30, 1998                           June 30, 1997
                         ______________________________________   _____________________________________
                           Income        Shares       Per Share   Income       Shares         Per Share
                         (Numerator)  (Denominator)   Amount      (Numerator)  (Denominator)  Amount
                         ______________________________________________________________________________

     Net income              $4,395                                  $4,300

     Basic EPS               $4,395       10,536          $.42       $4,300        9,829          $.44
                                                          ____                                    ____

     Effect of Dilutive
          Stock Options                      521                                      41
                                             ____                                     ___

     Diluted EPS             $4,395       11,057          $.40       $4,300        9,870          $.44
                                                          ____                                    ____

    The reconciliation of the numerator and denominators of the basic and diluted earnings per share computations are as follows for the six months ended June 30, 1998 and 1997:

                          Six months ended,                       Six months ended,
                          June 30, 1998                           June 30, 1997
                         ______________________________________   _____________________________________
                           Income        Shares       Per Share   Income       Shares         Per Share
                         (Numerator)  (Denominator)   Amount      (Numerator)  (Denominator)  Amount
                         ______________________________________________________________________________

     Net income              $7,753                                  $7,646

     Basic EPS               $7,753       10,420         $.74        $7,646        9,998         $.76
                                                         ____                                    ____

     Effect of Dilutive
          Stock Option                      501                                     109
                                            ____                                    ___

     Diluted EPS             $7,753       10,921         $.71        $7,646      10,107          $.76
                                                         ____                                    ____

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


NET SALES

Consolidated net sales for the second quarter of 1998 increased 15.3 percent or $15.1 million to $113.2 million versus $98.2 million for the second
quarter of 1997.   For the six months ended June 30, 1998, net sales
increased 12.9 percent or $24.7 million to $216.0 million compared to $191.3 million for the same period in 1997.

The primary driving force behind the sales growth for the first six months of 1998, is the continued expansion in the Company's core radiopharmaceutical business within the cardiology market. Cardiology sales growth for the three months ended June 30, 1998, experienced an overall increase in excess of 10 percent over the prior year. Sales of Cardiolite(R), a proprietary heart imaging agent to which the Company has preferential distribution rights, increased approximately 14 percent for the second quarter of 1998 and 20 percent for the six months ended June 30, 1998, when compared to the corresponding period of the prior year. However, the growth in the technetium-based heart agent Cardiolite(R) has been partially offset with a decrease in sales of two other generic cardiology agents, thallium and I.V. Persantine(R). Thallium sales have declined due to a combination of competitive pressures and customers switching to technetium-based heart agents. A competing radiopharmaceutical manufacturer/distributor is also currently marketing a rival product to Cardiolite(R), which is also a technetium based heart agent. This competing product negatively impacted the Company's radiopharmaceutical sales during the first six months of 1998 and continues to gain market share, currently estimated at 12 percent of the total profusion market. Cardiology sales for the three months and six months ended June 30, 1998 were approximately 66 percent and 65 percent of the Company's total radiopharmaceutical sales.

The Company continues to forecast additional lost sales within the radiopharmaceutical segment associated with the 1997 loss, through the process of competitive bidding, of a contract to supply products to a large hospital buying group. The Company has retained approximately 70 percent of sales associated with this contract. For 1998, the Company estimates the cumulative loss to be $17 million in net sales.

Sales for the second quarter ended June 30, 1998 were also negatively affected as a result of a temporary interruption in the supply of molybdenum, the parent isotope of technetium. The nuclear medicine community experienced this interruption due to a labor dispute by one of North America's major suppliers of molybdenum. This interruption in the supply of molybdenum impacted the Company's sales for the second quarter of 1998 by an estimated $2.5 million. The estimated impact on net income was in the range of $.1 million to $.2 million and the estimated impact on earnings per share was approximately $.01 per share.

On August 1, 1998, the Company will begin instituting a moderate price increase. The Company will increase the price of both unit dose and bulk Cardiolite(R) and Miraluma(R). Cardiolite(R) is a heart imaging agent and Miraluma(R) is a breast imaging agent. A general price increase on all other products will also be implemented over the remaining months of 1998.

Despite the noted lost sales, the Company anticipates sales growth during the current year in the core radiopharmacy business to be above the 1997 levels.

The Company completed the acquisition of three medical imaging businesses during the first six months ended June 30, 1998. Sales from these three newly acquired businesses and the Company's "open" MRI business contributed $14.2 million in sales for the first six months of 1998. The Company anticipates the medical imaging business segment to contribute approximately $45 million in net sales for 1998.

GROSS PROFIT

Gross profit for the second quarter of 1998 increased $10.7 million to $34.6 million, and as a percentage of net sales to 30.5 percent, compared to 24.3 percent of net sales or $23.9 million for the comparable quarter in 1997.
For the six months ended June 30, 1998, gross profit increased $17.8 million to $61.7 million and as a percentage of net sales to 28.6 percent, compared to 23.0 percent of net sales for the comparable period in 1997.

The reasons for the substantial improvement in gross profit margin over the comparable quarter are two fold. First, the medical imaging businesses contributed $8.3 million and $10.4 million to gross profit for the three months and six months ended June 30, 1998. Secondly, gross profit from the Company's radiopharmaceutical business increased mainly due to a reduction in certain material acquisition costs. In 1997, the Company completed contract re-negotiations with one of its major suppliers and received significant material savings beginning in the second quarter of 1997. Although some of these price concessions were due to expire in early 1998, the Company has been successful in extending terms and in some cases negotiating additional savings into 1998.

OPERATING, SELLING AND ADMINISTRATIVE EXPENSES

Operating, selling and administrative expenses increased by 39.9 percent for the second quarter of 1998 or $7.5 million to $26.4 million, and as a percentage of sales increased to 23.3 percent from 19.2 percent for the same period in 1997. For the six months ended June 30, 1998, operating, selling and administration expenses increased by 33 percent or $11.9 million to $48.1 million, or 22.3 percent of sales, compared to $36.1 million or 18.9 percent of sales for the same period in 1997.

A significant portion of the increase in operating, selling and administrative expenses for the six months ended June 30, 1998 is the result of the Company's acquisition of certain medical imaging business. Included in the total increase of $11.9 million is approximately $8.9 million in expenses associated with the medical imaging business. Other additional expenses associated with the increase are: increased amortization of costs associated with the 1997 acquisition of a manufacturing business, increased depreciation from hardware and software acquisitions associated with system conversions and upgrades, increased depreciation associated with the relocation to a new corporate headquarters, and increased consulting costs for employee incentive plans and recruiting.

The Company expects the increased level of expenditures in these areas to continue as the medical imaging business is expanded, new systems are implemented as a result of a re-engineering effort, field systems are upgraded and expansion in the international marketplace continues.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and investments of $26.7 million at June 30, 1998, compared with $29.3 million at December 31, 1997. The Company's total debt position of $80.3 million at June 30, 1998, reflects an increase of $59.0 million when compared to the debt position at December 31,
1997 of $21.3 million.   The increase in debt for the quarter ended June 30,
1998 is mainly the result of financing three acquisitions in the medical imaging business and debt assumed as a result of these acquisitions. Working capital increased by $5.2 million to $45.3 million at June 30, 1998, compared to $40.1 million at December 31, 1997.

The Company believes sufficient internal and external sources exist to fund operations and future expansion programs. On January 5, 1998, a new credit line facility became effective in the amount of $75 million to fund working capital and acquisitions. At June 30, 1998, the Company had an unused line of credit of $33.1 million, before reductions in letters of credit.

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

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES



Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on June 16, 1998. 10,447,147 shares of the Company's Common Stock were entitled to be voted during the meeting. 9,230,312 shares were represented at the meeting in person or by proxy.

The stockholders were asked to vote on the following: (1) the election of two of the seven directors for an additional three-year term; (2) the approval of the 1998 Senior Management Stock Purchase Plan (the "Purchase Plan"); and (3) the approval of the Universal Performance Equity Participation Plan (the "Universal Plan"). The stockholders voted to elect the two directors nominated by the Board of Directors and approved both the Purchase Plan and Universal Plan. The voting results were as follows:

                                            Votes Against    Abstention and
                          Votes in Favor    or Withheld      Broker Non-Votes
                          ___________________________________________________

1.   Election of Directors

        George S. Oki         9,113,304         117,008                  0

        Robert G. Funari      9,115,946         114,366                  0

2.   Purchase Plan            5,827,518       1,958,295          1,444,499

3.   Universal Plan           5,100,587       2,685,226          1,444,499

Item 5. Other Information

Haig S. Bagerdjian was promoted to Executive Vice President, Chief Legal Officer, and Secretary for the Company, and President and Chief Executive Officer for Syncor Overseas, Ltd., a wholly-owned subsidiary of the Company, effective June 15, 1998. Prior to his promotion, Mr. Bagerdjian was Senior Vice President, Business Development, General Counsel and Secretary for the Company.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.       Material Contracts

         10.1 1998 Senior Management Stock Purchase Plan, effective as of June 16, 1998

         10.2 Universal Performance Equity Participation Plan, effective as of June 16, 1998

(b) A report on Form 8-K, dated April 2, 1998, was filed disclosing the acquisition of International Magnetic Imaging, Inc. by Comprehensive Medical Imaging, Inc., a wholly-owned subsidiary of the Company. A Form-8K/A was subsequently filed on April 28, 1998 to attach financial statements relating to the transaction.

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


                               SYNCOR INTERNATIONAL CORPORATION
                                         (Registrant)



August 15, 1998                    /s/ Michael E. Mikity
                                   _____________________
                                   Michael E. Mikity
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial /
                                   Accounting Officer)

                                Exhibit 10.1



                       SYNCOR INTERNATIONAL CORPORATION
                   1998 SENIOR MANAGEMENT STOCK PURCHASE PLAN

    This 1998 SENIOR MANAGEMENT STOCK PURCHASE PLAN (this "Plan") is adopted by the Board of Directors (the "Board of Directors") of Syncor International Corporation, a Delaware corporation (the "Company"), effective as of the 16th day of June 1998 (the "Adoption Date").

       1. Purpose. The purpose of this Plan is to advance the interests of the Company and its subsidiaries by providing stock ownership opportunities to members of the senior management, directors and key personnel of the Company, or any parent or subsidiary of the Company, who contribute significantly to the management, growth and financial success of the Company and its subsidiaries. The Company recognizes that aligning executive officers=, directors', and key employees' personal interests more closely with those of the shareholders and with the Company's financial performance will benefit the long-term growth of the Company while aiding it in attracting and retaining employees of exceptional ability.

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

       4. Eligibility and Participation. Only executive officers or persons deemed to be key employees of the Company or any parent or a subsidiary of the Company who have worked for the Company for at least twelve months, and directors of the Company or a parent or a subsidiary of the Company (the "Purchasers"), may purchase Shares pursuant to the Plan. Upon the recommendation of the Chief Executive Officer of the Company or the approval of the Board of Directors, however, an executive officer or employee who has not worked for the Company or its parent or subsidiary for at least twelve months may participate in the Plan, subject to the terms and conditions for such officer's or key employee's eligibility to participate as determined by the Chief Executive Officer and approved by the Board of Directors. The names of the Purchasers currently eligible to participate in the Plan, and the number of Shares each is eligible to purchase, are listed on Exhibit A hereto. Each Purchaser must purchase the Shares that he or she is eligible to purchase no later than ten (10) days after the Adoption Date, or if such Purchaser is not currently listed on Exhibit A hereto, within ten (10) days after the Board of Directors approves the number of Shares that such Purchaser would be eligible to purchase; after such ten-day period, a Purchaser will no longer be eligible to purchase those Shares not purchased by him or her by such date.

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

       6. Price. The purchase price per share of Common Stock under this Plan for a Purchaser shall be the lower of (a) the closing price for one share of Common Stock on the Adoption Date or (b) the average closing price for one share of Common Stock during the ten days immediately preceding the Adoption Date, as traded in NASDAQ (the "Closing Price"). Payment for the Shares shall be made by means of a full recourse promissory note in the form attached hereto as Exhibit C (the "Promissory Note"), the payment of which shall be secured by a pledge of the Shares. The Board of Directors may, in its own discretion, extend the maturity date of any Promissory Note.

       7.   Rights of the Shareholder.  After the execution of the Promissory
Note in payment for the Shares, the Company shall cause to be issued to the Purchaser a certificate representing the number of Shares purchased, and the Purchaser will be the record holder of such Shares with all rights of a shareholder with respect thereto, including the right to vote such Shares and the right to receive all dividends and distributions declared and paid with respect to such Shares, subject to the pledge of such dividends and distributions to the Company under the Promissory Note. Each certificate representing Shares will be deposited by the Purchaser receiving such certificate with the Company, together with a stock power endorsed in blank in fulfillment of the pledge of the Shares. Until the payment in full of the related Promissory Notes, the certificates will bear a legend stating that such Shares were acquired under this Plan and are governed by the terms and provisions hereof and the related Subscription Agreement (the "Subscription Agreement", a form of which is attached hereto as Exhibit B) and the Promissory Note.

       8. Rights Upon Termination and/or Change in Control. From and after approval of this Plan by the Company's shareholders in accordance with Section 14 below:

         (a) Except as set forth in Subsections 8(b) and (c) below, if the employment of the Purchaser with the Company is terminated for any reason, with or without cause or voluntarily by the Purchaser, at any time prior to the payment in full of the Promissory Note given in payment for his or her Shares, the Company shall have an option (the "Option") to purchase all or any portion of the Shares owned by the Purchaser at a price equal to the closing sale price per share of the Common Stock as traded in NASDAQ on the effective date of termination. The Company shall have thirty (30) days to exercise its Option (the "Option Period") with respect to the Purchaser's Shares. In the event that the Company does not exercise the Option, or exercises the Option only with respect to a portion of the Purchaser's Shares, the maturity date of the Promissory Note of that Purchaser shall be immediately accelerated to the date that is sixty (60) days after the expiration of the Option Period, but in no event later than the stated maturity date (or other maturity date if extended in accordance with Section 6 above) under the Promissory Note.

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

       10. Purchaser Option to Sell Shares to Company. In the event that the closing price for a share of Common Stock falls below ninety five percent (95%) of the Purchaser's purchase price for a Share while the Promissory Note remains outstanding (such event being hereinafter referred to as the "Threshold Event") and so long as such Threshold Event is continuing, the Purchaser shall have the option (the "Purchaser Option") to sell all or any portion of his or her Shares to the Company, and the Company shall be obligated to purchase all such Shares from the Purchaser. In order for the Purchaser to exercise the Purchaser Option, he or she must provide written notice (the "Purchaser Option Notice") to the Company, by facsimile, hand delivery, or certified or overnight mail, while such Threshold Event is continuing, that he or she will exercise his or her Purchaser Option. The Company shall thereafter be obligated to purchase from the Purchaser, within thirty (30) days from receipt of the Purchaser Option Notice, the Shares tendered by the Purchaser for an amount per Share equal to the Closing Price for a share of Common Stock on the date that the Purchaser Option Notice is received by the Company. The proceeds from such sale shall be used by the Purchaser to pay, in part, its obligations under the Promissory Note. If the Purchaser exercises the Purchaser Option with respect to all of his or her Shares, the Purchaser shall pay to the Company the remaining balance under the Promissory Note within thirty (30) days after the Company purchases the Purchaser's Shares. If the Purchaser exercises the Purchaser Option with respect to only a portion of his or her Shares, the Purchaser shall pay down the Promissory Note, within thirty (30) days after the Company purchases the Shares tendered by the Purchaser, such that the Purchaser's remaining obligations under the Promissory Note after taking into account such payment will not exceed the fair market value of the Purchaser's remaining Shares pledged to the Company, based on the Closing Price per share of Common Stock on the date the Purchaser Option Notice was received by the Company.


       11. Purchase by Non-Employee Directors. Notwithstanding any provision in any other section of this Plan, the purchase of Shares by the Company's non-employee directors shall be governed by this Section 11:


          (a) On the Adoption Date, each non-employee director shall be eligible to purchase up to 15,000 Shares under this Plan.

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

       14. Approval of Shareholders. This Plan is effective on the Adoption Date, which is the date the Company's shareholders voted in favor of adopting this Plan.

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

       18. Prior Plan. This Plan supersedes the Senior Management Stock Purchase Plan dated July 9, 1997 (the "1997 Plan"). The 1997 Plan has been canceled, and neither the Company nor any individual originally subscribing thereto shall be bound by the terms thereof.

                                  EXHIBIT A


            PURCHASER                               MAXIMUM NO.OF SHARES
            ----------                              --------------------
            FU, MONTY                                      125,000
            FUNARI, ROBERT G.                              120,000
            NUTTER, BRAD                                   100,000
            USDAN, JAMES                                   100,000
            BAGERDJIAN, HAIG S.                             90,000
            MIKITY, MICHAEL E.                              90,000
            COOP, SHEILA H.                                 60,000
            SMITH, CHARLES A.                               60,000
            COFFEY, JACK L.                                 60,000
            FENERIN, MICHAEL N.                             20,000
            MARTARELLA, ROY B.                              20,000
            ZIPP, CHARLES JOSEPH                            20,000
            BENDER, BRIAN                                   20,000
            STONE, JAMES E.                                 20,000
            MULLEN, MARC                                    20,000
            GERBER, STEVEN B.                               15,000
            OKI, GEORGE S.                                  15,000
            SPANGLER, ARNOLD E.                             15,000
            WAGNER, HENRY N.                                15,000
            WILENSKY, GAIL R.                               15,000

                                    EXHIBIT B

                              SUBSCRIPTION AGREEMENT

     This Subscription Agreement, effective as of ________ __, 1998, is entered into by and between Syncor International Corporation, a Delaware Corporation (the "Company"), and the undersigned employee of the Company (the "Shareholder").

                                   WITNESSETH

            WHEREAS, the Board of Directors of the Company has adopted a 1998 Senior Management Stock Purchase Plan (the "Plan") pursuant to which the Shareholder has been given the opportunity to purchase up to _______ shares of the common stock, $.05 par value, of the Company (the "Shares"), under the terms and conditions contained in that Plan; and

            WHEREAS, the Shareholder desires to purchase certain of the Shares upon the terms and for the consideration set forth in the Plan;

            NOW, THEREFORE the parties hereto agree as follows:

      1. Subscription and Payment. Shareholder hereby subscribes to purchase the number of Shares set forth on the signature page of this Subscription Agreement at a purchase price equal to $____ per Share, which is the lower of (a) the closing price for one share of common stock of the Company on the date the Company's stockholders approved the Plan (the "Adoption Date") or (b) the average closing price for one share during the ten day period immediately preceding the Adoption Date, as traded in NASDAQ. As consideration for the purchase of the Shares, Shareholder is delivering to the Company, and the Company hereby acknowledges receipt of, his or her Promissory Note payable to the Company in the aggregate principal amount of the purchase price of the Shares indicated on the signature page hereof, and the stock certificates evidencing the Shares pledged to the Company to secure payment of the Note.

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

          (e) Access to Information. The Shareholder has (i) read the Company's Annual Report on Form 10-K for the fiscal year 1997, the Company's proxy statement and annual report furnished to shareholders for their annual meeting on June 16, 1998, and any other reports or documents required to be filed under the Securities Exchange Act of 1934, as amended, by the Company since the last fiscal year end, (ii) had an opportunity to ask questions and receive answers concerning the actual and proposed business and affairs of the Company, and is satisfied with the results thereof, and (iii) been given access, if requested, to all documents with respect to the Company or the Plan, as well as to such other information that the Shareholder has requested, in order to evaluate fully the merits and risks of an investment in the Shares.

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

Syncor International Corporation:         The Shareholder:

______________________________            _______________________________
Robert G. Funari, President and
Chief Executive Officer                   Name: _________________________

                                          Social Security No.____________

                                          No. Of Shares Subscribed For: ____

                                          Principal Amount of Note: $________


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

Date: ________________, 1998

                                          Name ____________________________



                              EXHIBIT C

THIS NOTE IS ISSUED TO SECURE PAYMENT FOR SHARES OF SYNCOR INTERNATIONAL CORPORATION STOCK SOLD TO THE MAKER UNDER THE 1998 SENIOR MANAGEMENT STOCK PURCHASE PLAN OF THE COMPANY (THE "PLAN") AND IS GOVERNED BY THE TERMS AND CONDITIONS OF THE PLAN AND THE RELATED SUBSCRIPTION AGREEMENT, COPIES OF WHICH MAY BE OBTAINED UPON REQUEST BY THE MAKER AT THE EXECUTIVE OFFICES OF THE COMPANY.

                           PROMISSORY NOTE

$_______________                                            _______ __, 1998
                                                            Woodland Hills, CA

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

         The principal sum above is the purchase price for the shares purchased by the undersigned Maker pursuant to the Plan, at a price equal to

____ per share, which is the lower of (a) the closing price for one share of common stock of the Company on the date the Company's stockholders approved the Plan (the "Adoption Date") or (b) the average closing price for one share during the ten day period immediately preceding the Adoption Date, as traded in NASDAQ.

         This Note shall be due and payable in full five years from the date set forth hereinabove, subject to acceleration upon termination of the Maker's employment with the Company, or cancellation of indebtedness, under the conditions and to the dates as described in the Plan. The undersigned Maker shall have the right and privilege of prepaying this Note at any time or times, in whole or in part, without notice or penalty, in principal amounts of no less than $5,000. This Note shall bear interest on the unpaid principal balance hereof from time to time at the rate of _________ percent (___%) per annum, which is the applicable Federal rate under the Internal Revenue Code of 1986, as amended, and the treasury regulations thereunder, as of the effective date of the Subscription Agreement. Accrued interest shall be payable annually on each anniversary date hereof.

         The Maker, as well as any persons or entities to become liable for the payment of this Note, hereby expressly waive demand or presentment for payment of this Note, notice of nonpayment, protest, suit, acceleration, intention to accelerate, diligence and/or any notice of, or defense on account of, the extension of time of payment or change in the method of payments, and/or any modification of the terms hereof or of the Plan or any instrument securing or guaranteeing the payment hereof, and consent to any and all renewals and extensions in the time of payment hereof, and/or any modification of the terms hereof or of the Plan or any instrument securing or guaranteeing the payment hereof, and to any substitutions, exchange or release of any security here for or the release of any party primarily or secondarily liable here for, and further agree that the acceptance of late payment hereunder by the Company, waiver or other forgiveness of any other defaults by Maker, shall not constitute a waiver by the Company of any subsequent defaults, late payments or other violations of the Maker's obligations hereunder and/or in the terms of any instrument securing or guaranteeing the payment hereof.

         If this Note is not paid when due (whether the same becomes due by acceleration or otherwise) and is placed in the hands of an attorney for collection, or if suit is filed hereon, or if this Note shall be collected by legal proceedings or through a probate or bankruptcy court, the undersigned Maker agrees to pay all costs of collection, including reasonable attorneys' fees. Without limiting the Company's other rights and remedies, all past due installments of principal and/or interest shall bear interest at the rate of
eighteen percent (18%) per annum.   If the rate of interest required to be
paid under this Note exceeds the maximum rate permitted by applicable law, then the interest rate shall be automatically reduced to the maximum legal rate.

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

                              MAKER:

                              _________________________________
                              Name:

The Company as secured party:
SYNCOR INTERNATIONAL CORPORATION

By: ___________________________________

                              Exhibit 10.2



                      SYNCOR INTERNATIONAL CORPORATION
                UNIVERSAL PERFORMANCE EQUITY PARTICIPATION PLAN


I.   THE PLAN.

    1.1   Purpose.   The purpose of this Plan is to promote the success of
the Company by providing an additional means to attract, motivate and retain employees through the grant of Options that provide added long term incentives for high levels of performance and for significant efforts to improve the financial performance of the Company. The Plan allows all non-management employees to have a stake in the Company's future growth and to obtain direct benefits from future appreciation of the Company's common stock. The Plan also aligns the interests of employees with the interests of the stockholders.

    1.2   Administration.

        (a) This Plan shall be administered by the Administrator. The Administrator may delegate ministerial, nondiscretionary functions to individuals who are officers or employees of the Company.

        (b) Subject to the express provisions of this Plan, the Administrator shall have the authority to construe and interpret this Plan and any agreements defining the rights and obligations of the Company and Participants under this Plan; to identify among Eligible Employees those to whom Awards will be granted and (consistent with express limits of this Plan) the terms of such Awards; to further define the terms used in this Plan and prescribe, amend and rescind rules and regulations relating to the administration of this Plan; either generally or on a case by case base to establish terms and conditions pertaining to termination of employment, modify or amend any outstanding Awards or waive any condition or restriction of an Award, or extend (up to June 15, 2008) the term or post-termination exercise period of any outstanding Award, or reduce (subject to Sections 2.4 and 3.5) the minimum vesting period after initial grant to a Participant; to reprice an Option if circumstances so warrant; to determine the duration and purposes of leaves of absence which may be granted to Participants without constituting a termination of their employment for purposes of this Plan; and to make all other determinations necessary or advisable for the administration of this Plan. The determinations of the Administrator on the foregoing matters shall be conclusive.

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

    1.4   Stock Subject to the Plan.   The maximum aggregate number of shares
of Common Stock that may be issued pursuant to Awards granted under this Plan shall not exceed 1,800,000 shares, subject to adjustment as set forth in or pursuant to Section 3.2.

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

    1.6 Exercise of Award. Notwithstanding any other provision of this Plan, the Administrator may impose, by rule and in Award Agreements, such conditions upon the exercise of Awards (including, without limitation, conditions limiting the time of exercise to specified periods) as may be required to satisfy applicable regulatory requirements, including without limitation Rule l6b-3.

    1.7 Share Reservation. No Award may be granted under this Plan unless, on the date of grant, the sum of (i) the maximum number of shares issuable at any time pursuant to such Award, plus (ii) the number of shares that previously have been issued pursuant to Awards granted under this Plan, other than reacquired shares available for reissue consistent with any applicable limitations under Rule 16b-3, plus (iii) the maximum number of shares that may be issued after such date of grant pursuant to Awards granted under this Plan that remain outstanding on such date, does not exceed the share limit in Section 1.4.

    1.8 Reissue of Awards and Shares. Shares subject to Awards that expire or for any reason are terminated and are not issued, shall again, to the extent permitted under Rule l6b-3, be available for subsequent Awards under the Plan.

    1.9 Plan Not Exclusive. Nothing in this Plan shall limit or be deemed to limit the authority of the Board or the Administrator to grant awards or authorize any other compensation, with or without reference to the Common Stock, under any other plan or authority.

II.   OPTIONS.

    2.1   Grants.

          (a) One or more Options may be granted to any Eligible Employee. Each Option so granted shall be designated by the Administrator as either a Nonqualified Stock Option or an Incentive Stock Option or a combination of both. The maximum number of Option shares that may be granted to any one Eligible Employee during any given fiscal year of the Corporation shall be 200,000 shares.

          (b) The number of Option shares that may be granted to any one Participant will based on the following:

                 (i) The Administrator will decide on a formula by which the maximum number of Option shares ("Maximum Shares") that may be granted to the Eligible Employee will be determined.

                 (ii) For each Optionee, the Maximum Shares will be adjusted depending on the date in which the Optionee becomes an Eligible Employee. If the Optionee becomes an Eligible Employee on or before June 30, 1999, the Optionee will be entitled to receive the Maximum Shares available to the Optionee. For any Optionee who becomes an Eligible Employee during the following dates, the number of Option shares that may be granted to that Optionee will be a percentage of the Maximum Shares, calculated as follows:

   Date                                                   % of Maximum Shares
   ----                                                   --------------------
After June 30, 1999 but on or before January 1, 2000              85%
After January 1, 2000 but on or before June 30, 2000              66%
After June 30, 2000 but on or before January 1, 2001              50%
After January 1, 2001 but on or before June 30, 2001              33%
After June 30, 2001                                                0%

                 (iii) At the Administrator's discretion, the number of Option shares granted to an employee at the time of the Award Date may be increased, from time to time, to take into account salary increases, the effects of inflation and other relevant factors.

          (c) As a condition to the accelerated vesting of an Option grant as described in Section 2.6 below, an Optionee must deliver, within sixty days after the Award Date, a letter addressed to the Corporation's Chief Executive Officer expressing such employee's commitment to the achievement of the goals and objectives set by the Chief Executive Officer for the Corporation and its Subsidiaries.

    2.2   Option Price.

          (a) Subject to applicable law, the purchase price per share of the Common Stock covered by each Option shall not be less than 100% (or 110% in the case of a Participant who owns or under applicable Code provisions is deemed to own more than 10% of the total combined voting power of all classes of stock of the Company) of the Fair Market Value per share of the Common Stock on the date the Option is granted. With respect to any Eligible Employee as of the date the Company's stockholders approve this Plan, the purchase price per share will be the Fair Market Value on the date of stockholder approval. The purchase price of any shares purchased on exercise of any Option shall be paid in full at the time of each purchase in one or a combination of the following methods:

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

          (b)   In addition to the payment methods described in subsection
(a), the Option may provide that the Option can be exercised and payment made by delivering a properly executed exercise notice together with irrevocable instructions to a bank or broker to promptly deliver to the Corporation the amount of sale or loan proceeds necessary to pay the exercise price and, unless otherwise allowed by the Administrator, any applicable tax withholding under Section 3.6. The Corporation shall not be obligated to deliver certificates for the shares unless and until it receives full payment of the exercise price therefor.

          (c) An Option shall be deemed to be exercised when the Secretary of the Corporation receives written notice of such exercise from the Participant, together with payment of the purchase price made in accordance with Section 2.2(a) and satisfaction of any applicable tax withholding under
Section 3.6, except to the extent payment may be permitted to be made following delivery of written notice of exercise in accordance with Section 2.2(b).

    2.3   Option Period.   Each Option and all rights or obligations
thereunder shall expire on such date as shall be determined by the Administrator, but not later than June 15, 2008, and shall be subject to earlier termination as hereinafter provided.
    2.4   Exercise of Options.   Except as otherwise provided in Section 3.4
or in the case of death or Total Disability, no Option shall be exercisable for at least six months after the Award Date. The Administrator may, at any time after grant of the Option and from time to time, increase the number of shares purchasable on or after any particular date so long as the total number of shares then subject to the Option is not increased. No Option shall be exercisable except in respect of whole shares, and fractional share interests shall be disregarded. Not less than 10 shares of Common Stock may be purchased at one time unless the number purchased is the total number at the time available for purchase under the terms of the Option.

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

    2.6 Vesting of Options. An Option shall vest, with respect to an Optionee, on December 31, 2007, regardless of when the Option was granted. Notwithstanding the foregoing, however, an Option will vest, subject to
Section 2.1(c) above, on an earlier date (the "Accelerated Vesting Date") after June 30, 2002 if the Corporation's stock price is $43 or higher on or after June 30, 2002 and that stock price is maintained for a period of ten trading days during a period of 20 consecutive trading days immediately prior to the Accelerated Vesting Date.

    2.7 Company Option to Purchase Option Shares. In the event an Optionee exercises his or her Option and proposes to sell the underlying shares, the Company shall have an option to purchase the shares acquired by the Optionee as a result of his or her exercise.

III.  OTHER PROVISIONS.

    3.1   Rights of Eligible Employees, Participants and Beneficiaries.

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

    3.2   Adjustments Upon Changes in Capitalization.

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

          (c) In adjusting Awards to reflect the changes described in this Section 3.2, or in determining that no such adjustment is necessary, the Administrator may rely upon the advice of independent counsel and accountants of the Corporation, and the determination of the Administrator shall be conclusive. No fractional shares of stock shall be issued under this Plan on account of any such adjustment.

    3.3   Termination of Employment.   Unless the Administrator otherwise
expressly provides, either in the applicable Award Agreement or by subsequent modification thereof:

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

          (d) In the event of (or in anticipation of) a Participant's termination of employment with the Company for any reason, other than discharge for cause, the Administrator may, in its discretion, accelerate the exercisability of or increase the portion of the Participant's Award available to the Participant, or Participant's Beneficiary or Personal Representative, as the case may be, or (subject to the June 15, 2008 expiration of the Options) extend the period after termination during which the Award may continue to vest and/or be exercisable upon such terms and subject to such conditions as the Administrator shall determine.

          (e) If an entity ceases to be a Subsidiary, such action shall be deemed for purposes of this Section 3.3 to be a termination of employment of each employee of that entity who does not continue as an employee of another entity within the Company.

    3.4   Acceleration of Awards.   Except to the extent that prior to an
Event the Administrator determines that, upon its occurrence, there shall be no acceleration of Awards held by Participants or determines those Awards held by Participants that will be accelerated and the extent to which they will be accelerated, upon the occurrence of an Event (i) each Option shall become immediately exercisable to the full extent theretofore not exercisable; subject, however, to compliance with applicable regulatory requirements, including without limitation Rule l6b-3 promulgated by the Commission pursuant to the Exchange Act and Section 422 of the Code.

    3.5   Government Regulations.   This Plan, the granting of Awards under
this Plan and the issuance or transfer of shares of Common Stock (and/or the payment of money) pursuant thereto are subject to all applicable federal and state laws, rules and regulations and to such approvals by any regulatory or governmental agency (including without limitation "no action" positions of the Commission) which may, in the opinion of counsel for the Corporation, be necessary or advisable in connection therewith. Without limiting the generality of the foregoing, no Awards may be granted under this Plan, and no shares shall be issued by the Corporation, nor cash payments made by the Corporation, pursuant to or in connection with any such Award, unless and until, in each such case, all legal requirements applicable to the issuance or payment have, in the opinion of counsel to the Corporation, been complied with. In connection with any stock issuance or transfer, the person acquiring the shares shall, if requested by the Corporation, give assurances satisfactory to counsel to the Corporation in respect of such matters as the Corporation may deem desirable to assure compliance with all applicable legal requirements.
    3.6   Tax Withholding.

          (a) Upon the disposition by a Participant or other person of shares of Common Stock acquired pursuant to the exercise of an Incentive Stock Option prior to satisfaction of the holding period requirements of
Section 422 of the Code, or upon the exercise of a Nonqualified Stock Option, the Company shall have the right to require such Participant or such other person to pay by cash, or certified or cashier's check payable to the Company, the amount of any taxes which the Company may be required to withhold with respect to such transactions. The above notwithstanding, in any case where a tax is required to be withheld in connection with the issuance or transfer of shares of Common Stock under this Plan, the Participant may elect, pursuant to such rules as the Administrator may establish, to have the Company reduce the number of such shares issued or transferred by the appropriate number of shares to accomplish such withholding; provided, the Administrator may impose such conditions on the payment of any withholding obligation as may be required to satisfy applicable regulatory requirements, including, without limitation, Rule 16b-3 promulgated by the Commission pursuant to the Exchange Act.

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

    3.7   Amendment, Termination and Suspension.

          (a) The Board may, at any time, terminate or, from time to time, amend, modify or suspend this Plan. The approval of stockholders will be required if the amendment increases the number of Option shares available under the Plan or if such approval is necessary to qualify an Option as an Incentive Stock Option.

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

          (e) Adjustments pursuant to Section 3.2 shall not be deemed amendments requiring the consent of the Participant.

    3.8 Privileges of Stock Ownership; Nondistributive Intent. A Participant shall not be entitled to the privilege of stock ownership as to any shares of Common Stock not actually issued to him or her. Upon the issuance and transfer of shares to the Participant, unless a registration statement is in effect under the Securities Act, relating to such issued and transferred Common Stock and there is available for delivery a prospectus meeting the requirements of
Section 10 of the Securities Act, the Common Stock may be issued and transferred to the Participant only if he or she represents and warrants in writing to the Corporation that the shares are being acquired for investment and not with a view to the resale or distribution thereof. No shares shall be issued and transferred unless and until there shall have been full compliance with any then applicable regulatory requirements (including those of exchanges upon which any Common Stock of the Corporation may be listed).

    3.9   Effective Date of the Plan.   This Plan shall be effective upon its
adoption by the Board, subject to approval by the shareholders of the Corporation within 12 months thereafter.

    3.10 Term of the Plan. Unless previously terminated.by the Board, this Plan shall terminate at the close of business on June 30, 2002, and no Awards shall be granted under it thereafter, but such termination shall not affect any Award theretofore granted or the authority of the Administrator with respect to then outstanding Awards.

    3.11   Governing Law.   This Plan and the documents evidencing Awards and
all other related documents shall be governed by, and construed in accordance with, the laws of the State of Delaware. If any provision shall be held by a court of competent jurisdiction to be invalid and unenforceable, the remaining provisions of this Plan shall continue to be fully effective.

    3.12   Transfer Restrictions.

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

           (b)  The restrictions on exercise, transfer and payment in Section
3.12 (a) shall not be deemed to prohibit (l) "cashless exercise" procedures through unaffiliated third parties which provide financing for the purpose of exercising an Award consistent with applicable legal restrictions and Rule 16b-3, nor (2) to the extent permitted by the Administrator and expressly set forth in the Award Agreement or an amendment thereto, transfers without consideration for estate or financial planning purposes, notwithstanding that the inclusion of such features may render the particular Awards ineligible for the benefits of Rule l6b-3, nor (3) in the case of Participants who are not
Section 16 Persons, transfers in such other circumstances as the Administrator may (to the extent consistent with Rule 16b-3, applicable provisions of the Code and applicable securities or other laws) in the applicable Award Agreement or other writing expressly provide, nor (4) the subsequent transfer of shares issued on exercise of a derivative security (except to the extent that the Award, this Plan or the Administrator otherwise expressly provides).

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

    3.13 Plan Construction. It is the intent of the Corporation that this Plan and Awards hereunder satisfy and be interpreted in a manner that in the case of persons who are or may be subject to Section 16 of the Exchange Act satisfies the applicable plan requirements of Rule l6b-3, so that such persons will be entitled (unless otherwise expressly acknowledged in writing) to the benefits of the Rule 16b-3 or other exemptive rules under Section 16 Exchange Act and will not be subjected to avoidable liability thereunder. In furtherance of such intent, if any provision of this Plan or of any Award would otherwise frustrate or otherwise conflict with the intent expressed above, that provision to the extent possible shall be interpreted and deemed amended so as to avoid conflict, but to the extent of any remaining irreconcilable conflict with such intent as to such persons in the circumstances, such provision may be deemed void.

IV.   DEFINITIONS.

    4.1   Definitions.

          (a)  "Accelerated Vesting Date" shall have the meaning set forth in
Section 2.6.

          (b) "Administrator" shall mean the Compensation Committee or any other Committee of directors appointed by the Board for purposes of serving as the Committee under this Plan.

          (c) "Award" shall mean a Nonqualified Stock Option or an Incentive Stock Option, or a combination of both, granted under this Plan.

          (d) "Award Agreement" shall mean a written agreement setting forth the terms of an Award.

          (e) "Award Date" shall mean the date upon which the Administrator took the action granting an Award or such later date as is prescribed by the Administrator.

          (f) "Award Period" shall mean the period beginning on an Award Date and ending on the expiration date of such Award.

          (g) "Beneficiary" shall mean the person, persons, trust or trusts entitled by will or the laws of descent and distribution to receive the benefits specified under this Plan in the event of a Participant's death, and shall mean the Award holder's executor or administrator in such circumstances if no other Beneficiary is identified and able to act.

          (h)  "Board" shall mean the Board of Directors of the Corporation.

          (i) "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time.

          (j)  "Commission" shall mean the Securities and Exchange Commission.

          (k) "Common Stock" shall mean the Common Stock of the Corporation.

          (l) "Company" shall mean, collectively, Syncor International Corporation and its Subsidiaries.

          (m) "Corporation" shall mean Syncor International Corporation and its successors.

          (n) "ESSOP" shall mean the Corporation's Employees' Savings and Stock Ownership Plan.

          (o) "Eligible Employee" shall mean any employee of the Company who is eligible to participate in the ESSOP as of June 30, 2001 and who works for the Company at least 30 hours per week. "Eligible Employee" does not include any officer or other employee of the Company who participates in any of the Company's Performance Equity Plans for executive officers and key employees.

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

          (t) "Maximum Shares" shall have the meaning set forth in Section 2.1(b)(i).

          (u) "Nonqualified Stock Option" shall mean an option which is designated as a Nonqualified Stock Option or an option that fails (or to the extent that it fails) to satisfy the applicable requirements under the Code for an Incentive Stock Option.


          (v) "Option" shall mean an option to purchase Common Stock under this Plan. An Option shall be designated by the Administrator as a Nonqualified Stock Option or an Incentive Stock Option, or a combination of both.

          (w) "Optionee" shall mean the person to whom an Option is granted.

          (x) "Participant" shall mean an Eligible Employee who has been awarded an Award.

          (y) "Personal Representative" shall mean the legal representative or representatives who, upon the disability or incompetence of a Participant, shall have acquired on behalf of the Participant by legal proceeding or otherwise the power to exercise the rights and receive the benefits specified in this Plan.

          (z) "Plan" shall mean this Universal Performance Equity Participation Plan.

          (aa) "Retirement" shall mean retirement at normal retirement date with the consent of the Company.


          (bb) "Rule l6b-3" means Rule l6b-3 under Section 16 of the Exchange Act, as applicable to this Plan (taking into consideration relevant transition period provisions) and as the same may be amended from time to time.

          (cc) "Section l6 Person" means a person subject to the reporting requirements of Section 16(a) of the Exchange Act.

          (dd)  "Securities Act" shall mean the Securities Act of 1933.

          (ee) "Subsidiary" shall mean any corporation or other entity a majority or more of whose outstanding voting stock or voting power is beneficially owned directly or indirectly by the Corporation.

          (ff) "Total Disability" shall mean a "permanent and total disability" within the meaning of Section 22(e)(3) of the Code.

                              FIRST AMENDMENT TO
              THE UNIVERSAL PERFORMANCE EQUITY PARTICIPATION PLAN

     This FIRST AMENDMENT TO THE UNIVERSAL PERFORMANCE EQUITY PARTICIPATION PLAN is made as of June 17, 1998 pursuant to resolutions passed by the Board of Directors of Syncor International Corporation, a Delaware corporation (the "Company"), during a meeting held on June 15, 1998, and amends that certain Universal Performance Equity Participation Plan (the "Plan") approved by the Company's stockholders on June 16, 1998.

        Section 1.2(b) of the Plan is hereby deleted in its entirety, and in substitution thereof shall be the following:

          (b) Subject to the express provisions of this Plan, the Administrator shall have the authority to construe and interpret this Plan and any agreements defining the rights and obligations of the Company and Participants under this Plan; to identify among Eligible Employees those to whom Awards will be granted and (consistent with express limits of this Plan)the terms of such Awards;
                  to further define the terms used in this Plan and prescribe, amend and rescind rules and regulations relating to the administration of this Plan; either generally or on a case by case basis to establish terms and conditions pertaining to termination of employment, modify or amend any outstanding Awards or waive any condition or restriction of an Award, or extend (up to June 15, 2008) the term or post-termination exercise period of any outstanding Award, or reduce (subject to Sections 2.4 and 3.5)the minimum vesting period after initial grant to a Participant; to determine the duration and purposes of leaves of absence which may be granted to Participants without constituting a termination of their employment for purposes of this Plan; and to make all other determinations necessary or advisable for the administration of this Plan. The foregoing notwithstanding, however, the Administrator may not reprice or replace any Options granted under the Plan without prior stockholder approval. The determinations of the Administrator on the foregoing matters shall be conclusive.