Form 10-Q
period 1998-09-30
SYNCOR INTERNATIONAL CORP /DE/
filed 1998-11-10
CIK 202763

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




FOR QUARTER ENDED SEPTEMBER 30, 1998         COMMISSION FILE NUMBER 0-8640



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

                            Yes  X   No
                                ___     ___


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 30, 1998, 10,982,482 shares of $.05 par value common stock were outstanding.

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

           Balance Sheets as of
             September 30, 1998 and December 31, 1997 . . . . . . . . . . . 3

           Statements of Income for Three Months
             Ended September 30, 1998 and 1997 . . . . . . . . . . . . . .  4

           Statements of Income for Nine Months
             Ended September 30, 1998 and 1997 . . . . . . . . . . . . . .  5

           Statements of Cash Flows for Nine Months
             Ended September 30, 1998 and 1997 . . . . . . . . . . . . . .  6

           Notes to Consolidated Condensed Financial Statements . . . . . . 7

  Item 2.  Management's Discussion and Analysis of Financial Condition . . 10


Part II.   Other Information . . . . . . . . . . . . . . . . . . . . . . . 14

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

            SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                  (in thousands, except per share data)

                                                    September 30,  December 31,
                                                        1998           1997
                                                    _____________  ____________
                                                     (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                          $  18,654     $  25,538
   Short-term investments                                 4,541         2,583
   Accounts receivable, net                              75,879        54,972
   Inventory                                              7,475         5,574
   Prepaids and other current assets                     15,437         9,288
                                                       _________     _________
        Total current assets                            121,986        97,955

Marketable investment securities                            693         1,180
Property and equipment, net                              46,131        28,870
Excess of purchase price over net assets
   acquired, net                                         62,125        14,319
Other assets                                             20,231        22,239
                                                       _________     _________

                                                       $251,166      $164,563
                                                       =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                    $ 37,805      $ 34,755
   Accrued liabilities                                   10,436         4,353
   Accrued wages and related costs                       16,717        13,680
   Federal and state taxes payable                        1,312         1,129
   Current maturities of long-term debt                   8,345         3,978
                                                       _________     _________

        Total current liabilities                        74,615        57,895

Long-term debt, net of current maturities                69,539        17,332
Deferred compensation                                     1,969         1,969

Stockholders' equity:
   Common stock, $.05 par value                             618           572
   Additional paid-in capital                            69,455        55,061
   Notes receivable related parties                      (8,360)            -
   Employee stock ownership loan guarantee               (5,477)       (6,741)
   Accumulated other comprehensive income                  (132)          (17)
   Translation adjustment                                  (345)         (313)
   Retained earnings                                     61,808        51,329
   Treasury stock, at cost; 1,356 shares at
        September 30, 1998 and at December 31, 1997     (12,524)      (12,524)
                                                       _________     _________

        Net stockholders' equity                        105,043        87,367
                                                       _________     _________
                                                       $251,166      $164,563
                                                       =========     =========

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

              SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (in thousands, except per share data)



                                               Three Months Ended September 30,
                                               ________________________________
                                                     1998             1997
                                                    ______           ______
                                                          (Unaudited)

Net sales                                          $114,102         $94,493

Cost of sales                                        79,236          72,233
                                                   ________         ________

    Gross profit                                     34,866          22,260

Operating, selling and administrative expenses       29,288          19,708
                                                   ________         ________

    Operating income                                  5,578           2,552

Other income/expense, net                              (889)            371
                                                   ________         ________

Income before taxes                                   4,689           2,923

Provision for income taxes                            1,963           1,169
                                                   ________        ________

Net income                                          $ 2,726        $  1,754
                                                   ========        =========


Net income per share - Basic
____________________________
Net income                                           $ .25           $ .18

Weighted average shares outstanding - Basic         10,982           9,920
                                                   ========        =========


Net income per share - Diluted
______________________________
Net income                                           $ .24           $ .17

Weighted average shares outstanding - Diluted       11,504          10,323
                                                   ========        =========


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (in thousands, except per share data)


                                                 Nine Months Ended September 30,
                                                 _______________________________
                                                       1998            1997
                                                      ______          ______
                                                           (Unaudited)

Net sales                                            $330,071        $285,764

Cost of sales                                         233,458         219,534
                                                     ________        ________

    Gross profit                                       96,613          66,230

Operating, selling and administrative expenses         77,357          55,847
                                                     ________        ________

    Operating income                                   19,256          10,383

Other income/expense, net                                (989)          3,511
                                                     ________        ________

Income before taxes                                    18,267          13,894

Provision for income taxes                              7,788           5,557
                                                     ________        ________

Income from continuing operations                      10,479           8,337

Discontinued operations, net of taxes                       -           1,063
                                                     ________        ________

Net income                                           $ 10,479        $  9,400
                                                     ========        ========


Net income per share - Basic
____________________________
Income from continuing operations                      $ .99           $ .83
Discontinued operations, net of taxes                  $   -           $ .11
                                                     ________        ________
Net income                                             $ .99           $ .94

Weighted average shares outstanding - Basic           10,607           9,998
                                                     ========        ========


Net income per share - Diluted
______________________________
Income from continuing operations                      $ .94           $ .82
Discontinued operations, net of taxes                  $   -           $ .10
                                                     ________        ________
Net income                                             $ .94           $ .92

Weighted average shares outstanding - Diluted         11,129          10,178
                                                     ========        ========


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

              SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (in thousands)

                                                Nine Months Ended September 30,
                                                _______________________________
                                                      1998            1997
                                                     ______          ______
                                                          (Unaudited)
Cash flows from operating activities:

Net income                                              $ 10,479    $9,400
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                         11,401     7,184
    Provision for losses on receivables                    3,545         -
    Amortization of ESSOP loan guarantee                  1, 264       945
    Decrease (increase) in:
         Accounts receivable, net                        (11,617)   (4,831)
         Inventory                                        (1,881)    1,689
         Net assets of discontinued operations                 -     1,198
         Other current assets                             (5,292)    1,381
         Other assets                                      1,304         -
    Increase (decrease) in:
         Accounts payable                                 (1,303)     (328)
         Accrued liabilities                               2,840     2,049
         Accrued wages and related costs                   3,039     2,067
         Federal and state taxes payable                     430      (973)
                                                        _________  _________

    Net cash provided by operating activities             14,209    19,781
                                                        _________  _________

Cash flows from investing activities:

    Purchase of property and equipment, net               (9,800)   (7,645)
    Acquisitions of businesses, net of cash acquired     (45,338)   (6,550)
    Net increase in short-term investments                (1,960)   (1,347)
    Net decrease (increase) in long-term investments         487    (6,453)
    Unrealized gain on investments                          (115)       (8)
                                                        _________  _________
    Net cash used in financing activities                (56,726)  (22,003)
                                                        _________  _________

Cash flow from financing activities:

    Increase  in ESSOP Guarantee                               -    (3,563)
    Proceeds from long-term debt                          42,121     9,033
    Repayment of long-term debt                           (7,199)     (299)
    Issuance of common stock                                 837     1,638
    Reacquisition of common stock for treasury                 -    (1,911)
                                                        _________  _________
    Net cash provided by financing activities             35,759     4,898
                                                        _________  _________

    Net (decrease) increase in cash and cash equivalents  (6,758)    2,676

    Effect of exchange rate on cash                         (126)      (69)

    Cash and cash equivalents at beginning of period     $25,538   $25,214
                                                        _________  _________
    Cash and cash equivalents at end of period           $18,654   $27,821
                                                        =========  =========

    Non-cash transaction:  521,000 shares of common stock were issued
    ____________________
    on June 16, 1998 in exchange for notes receivables from related parties.

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. GENERAL. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report and Form 10-K for the period ended December 31, 1997. Certain line items in the prior year's consolidated condensed financial statements have been reclassified to conform to the current year's presentation.

2. NEW ACCOUNTING STANDARDS: In 1997, the Financial Accounting and Standards Board issued SFAS 130,"Reporting Comprehensive Income," which became effective for fiscal years beginning after December 15, 1997. SFAS 130 requires that the components of comprehensive income be disclosed. Such amounts are as follows for the three and nine months ended September 30, 1998 and 1997:

                                           Three months ended                Three months ended
                                             Sept. 30, 1998                    Sept. 30, 1997
                                        _________________________         _________________________
                                                  Tax                                Tax
                                   Before-tax  (expense)  Net-of-Tax  Before-Tax  (expense)  Net-of-Tax
                                     Amount    or benefit   Amount      Amount    or Benefit   Amount
                                   ____________________________________________________________________
Foreign currency translation
Adjustments                             (98)        -        (98)       (179)         -        (179)
                                   ____________________________________________________________________

Unrealized gains/(losses) on
investments:
   Unrealized holding gains/(losses)
   arising during period               (218)       92       (126)         (5)         2          (3)
                                   ____________________________________________________________________

Net unrealized holding gains           (218)       92       (126)         (5)         2          (3)

                                   ____________________________________________________________________


Other comprehensive income             (316)       92       (224)       (184)         2        (182)
                                   ====================================================================

              SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                            Three months ended               Three months ended
                                              Sept. 30, 1998                   Sept. 30, 1997
                                        _________________________        _________________________
                                                  Tax                                Tax
                                   Before-tax  (expense)  Net-of-Tax  Before-Tax  (expense)  Net-of-Tax
                                     Amount    or benefit   Amount      Amount    or Benefit   Amount
                                   ____________________________________________________________________
Foreign currency translation
Adjustments                             (32)        -        (32)       (113)         -        (113)
                                   ____________________________________________________________________

Unrealized gains/(losses) on
investments:
   Unrealized holding gains/(losses)
   arising during period               (199)       84       (115)        (14)         6          (8)
                                   ____________________________________________________________________

Net unrealized holding gains           (199)       84       (115)        (14)         6          (8)

                                   ____________________________________________________________________


Other comprehensive income             (231)       84       (147)       (127)         6        (121)
                                   ====================================================================

      In June 1997, SFAS No. 131 - "Disclosure about Segments of an
      Enterprise and Related Information" was issued and became effective for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for reporting financial and descriptive information regarding an enterprise's operating segments. In February 1998, SFAS No. 132 - "Employers" Disclosure about Pensions and Other Post Retirement Benefits' was issued and became effective for fiscal years beginning after December 15, 1997. These standards increase disclosure in the financial statements, and will have no impact on the Company' financial position or results of operations.

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

              SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


      The new medical imaging services segment operates under the name of Comprehensive Medical Imaging, Inc. ("CMI"), which is a wholly owned subsidiary of Syncor International Corporation.

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

      The reconciliation of the numerator and denominators of the basic and diluted earnings per share computations are as follows for the three months ended September 30, 1998 and 1997:

                                   Three months ended                     Three months ended
                                     Sept. 30, 1998                         Sept. 30, 1997
                               _________________________               __________________________
                          Income         Shares       Per Share     Income         Shares     Per Share
                        (Numerator)   (Denominator)     Amount    (Numerator)  (Denominator)    Amount
                       ________________________________________________________________________________
Net income                $2,726                                     $1,754

Basic EPS                 $2,726        10,982           $.25        $1,754         9,920        $.18
                                                        ______                                  ______

Effective of Dilutive
    Stock Options                         522                                         403
                                         _____                                       _____

Diluted EPS               $2,726       11,504            $.24        $1,754        10,323        $.17
                                                        ------                                  ------

    The reconciliation of the numerator and denominators of the basic and diluted earnings per share computations are as follows for the nine months ended September 30, 1998 and 1997:

                                   Three months ended                     Three months ended
                                     Sept. 30, 1998                         Sept. 30, 1997
                               _________________________               __________________________
                          Income         Shares       Per Share     Income         Shares     Per Share
                        (Numerator)   (Denominator)     Amount    (Numerator)  (Denominator)    Amount
                       ________________________________________________________________________________
Net income               $10,479                                    $9,400

Basic EPS                $10,479         10,607          $.99       $9,400          9,998        $.94
                                                        ______                                  ______

Effective of Dilutive
    Stock Options                           522                                       180
                                           _____                                     _____

Diluted EPS              $10,479         11,129          $.94       $9,400         10,178        $.92
                                                        ______                                  ______

             SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS


NET SALES

Consolidated net sales for the third quarter of 1998 increased 20.8 percent or $19.6 million to $114.1 million versus $94.5 million for the third quarter of 1997. For the nine months ended September 30, 1998, net sales increased
15.5 percent or $44.3 million to $330.1 million compared to $285.8 million for the same period in 1997.

The primary driving force behind the sales growth for the first nine months of 1998, is the continued expansion in the Company's radiopharmaceutical business. Cardiology sales for the three months ended September 30, 1998, increased by 11 percent to $67.2 million compared to $60.3 million for the corresponding quarter of the prior year. Sales of Cardiolite(R), a proprietary heart imaging agent to which the Company has preferential distribution rights, increased approximately 20 percent for both the third quarter and nine months ended September 30, 1998, when compared to the corresponding periods of the prior year. Additional, the number of unit dose prescriptions for Cardiolite(R) for the three months ended September 30, 1998 increased by 20 percent when compared to the corresponding period of the prior year.

However, the growth in the technetium-based heart agent Cardiolite(R) has been partially offset by a decrease in sales of two other generic cardiology agents, thallium and I.V. Persantine(R). Thallium sales have declined due to a combination of competitive pressures and customers switching to technetium-based heart agents. A competing radiopharmaceutical manufacturer/distributor is also currently marketing a rival product to Cardiolite(R),which is also a technetium based heart agent. During the first nine months of 1998, this competing product continued to gain market share, currently estimated at 18 percent of the total profusion market, compared to a market share of approximately 54% for Cardiolite(R). Total cardiology sales for the three months and nine months ended September 30, 1998 were approximately 65 percent of the Company's total radiopharmaceutical sales.

Sales for the three months ended September 30, 1998 were also positively impacted as a result of a moderate price increase instituted in August 1998. The Company increased the price of both unit dose and bulk Cardiolite(R) and Miraluma(R). A general price increase on all other products is also being implemented over the remaining months of 1998. The quarter three 1998 price increases resulted in incremental net sales for the three months ended September 30, 1998 of approximately $1.3 million.

The Company continues to forecast additional lost sales within the radiopharmaceutical segment associated with the 1997 loss, through the process of competitive bidding, of a contract to supply products to a large hospital buying group. The Company estimates it has retained approximately 70 percent of sales associated with this contract. For 1998, the Company estimates the loss to sales to be approximately $7.0 million in net sales.

Sales for the nine months ended September 30, 1998 were also negatively affected as a result of a temporary interruption in the supply of molybdenum, the parent isotope of technetium. The nuclear medicine community experienced this interruption due to a labor dispute by one of North America's major suppliers of molybdenum. This interruption in the supply of molybdenum impacted the Company's sales for the second quarter of 1998 by an estimated $2.5 million. The estimated impact on net income was in the range of $.1 million to $.2 million and the estimated impact on earnings per share was approximately $.01 per share.

The Company anticipates sales growth during the current year in the radiopharmacy services business to be above the 1997 levels. For the nine months ended September 30, 1998, sales from this business segment were approximately 6.5 percent or $18.7 million above the corresponding period of the prior year.

The Company completed the acquisition of three medical imaging businesses during the first half of 1998. Sales from these three newly acquired businesses and the Company's "open" MRI business contributed $25.6 million in sales for the nine months ended September 30, 1998. The Company anticipates the medical imaging business segment to contribute approximately $40 million in net sales for 1998.

GROSS PROFIT

Gross profit for the third quarter of 1998 increased $12.6 million to $34.9 million, and as a percentage of net sales to 30.6 percent, compared to 23.6 percent of net sales or $22.3 million for the comparable quarter in 1997. For the nine months ended September 30, 1998, gross profit increased $30.4 million to $96.6 million and as a percentage of net sales to 29.3 percent, compared to 23.2 percent of net sales for the comparable period in 1997.

The reasons for the substantial improvement in gross profit margin over the comparable quarter are three fold. First, the medical imaging businesses contributed $8.2 million and $19.0 million to gross profit for the three months and nine months ended September 30, 1998. Secondly, gross profit from the Company's radiopharmaceutical business increased due to a price increase initiated during the second quarter of 1998. This price increase resulted in incremental gross margin dollars of $.7 million for the three months ended September 30, 1998. Thirdly, a reduction in certain material acquisition costs positively impacted the gross margin. In 1997, the Company completed contract re-negotiations with one of its major suppliers and received significant material savings beginning in the second quarter of 1997. Although some of these price concessions were due to expire in early 1998, the Company has been successful in extending terms and in some cases negotiating additional savings into 1998.

OPERATING, SELLING AND ADMINISTRATIVE EXPENSES

Operating, selling and administrative expenses increased by 48.6 percent for the third quarter of 1998 or $9.6 million to $29.3 million, and as a percentage of sales increased to 25.7 percent from 20.9 percent for the same period in 1997. For the nine months ended September 30, 1998, operating, selling and administrative expenses increased by 38.5 percent or $21.5 million to $77.4 million, or 23.4 percent of sales, compared to $55.8 million or 19.5 percent of sales for the same period in 1997.

A significant portion of the increase in operating, selling and administrative expenses for the nine months ended September 30, 1998 is the result of the Company's acquisition of certain medical imaging businesses. Included in the total increase for the three months and nine months ended September 30, 1998 is $7.3 million and $16.9 million in expenses associated with the medical imaging business. Other additional expenses associated with the increase are: increased amortization of costs associated with the 1997 acquisition of a manufacturing business, increased depreciation from hardware and software acquisitions associated with system conversions and upgrades, increased depreciation associated with the relocation to a new corporate headquarters, and increased consulting costs for employee incentive plans and recruiting.

The Company expects the increased level of expenditures in these areas to continue as the medical imaging business is expanded, new systems are implemented as a result of a re-engineering effort, field systems are upgraded and expansion in the international marketplace continues.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and investments of $23.9 million at September 30, 1998, compared with $29.3 million at December 31, 1997. The Company's total debt position of $77.9 million at September 30, 1998, reflects an increase of $56.6 million when compared to the debt position at December 31, 1997 of $21.3 million. The increase in debt for the quarter ended September 30, 1998 is the direct result of financing three acquisitions in the medical imaging business and debt assumed as a result of these acquisitions. Working capital increased by $7.3 million to $47.4 million at September 30, 1998, compared to $40.1 million at December 31, 1997.

The Company believes sufficient internal and external sources exist to fund operations and future expansion programs. On January 5, 1998, a new credit line facility became effective in the amount of $75 million to fund working capital and acquisitions. At September 30, 1998, the Company had an unused line of credit of $32.6 million, before reductions in letters of credit.

YEAR 2000
_________

Like many other companies, the Year 2000 computer issue creates risk for the Company. If the Company's computer systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The Company has therefore initiated a comprehensive project to prepare its computer systems for the year 2000.


Information Technology (IT) Systems
___________________________________
Introduction of SAP System and Migration of Legacy Systems. The Company's financial information IT systems include an SAP system implemented in 1997. This system is believed to be "Year 2000" compliant. The Company is testing this system, and is analyzing its remaining computer systems to identify any potential "Year 2000" issues, and will take appropriate corrective action based on the results of such analysis. Such actions will include migrating other corporate legacy systems from a two-character year to a four-character year. The estimated cost of migrating such corporate legacy systems, including amounts spent to date, is $500,000. This effort is scheduled to be completed in January of 1999.

Company Field Based IT Systems and Company Supplied Customer IT Systems. The Company's field based pharmacy systems have been modified and are believed to be Year 2000 compliant and are currently undergoing testing. The Company expects the rollout of these systems to all field locations will be completed in March of 1999. All IT systems supplied by the Company for use in customer locations were either designed as Year 2000 compliant or are being converted to be Year 2000 compliant and are currently being tested. The Company expects to have the system changes available for rollout to all customer sites by January 1999. The estimated cost of such modifications to field and customer-installed systems, including amounts spent to date, is $250,000. The actual implementation will be dependent on customer cooperation; however, the Company expects this roll out to be completed by mid-1999.


Residual Systems
________________
The effort to determine the Year 2000 compliance of residual systems (i.e. software supplied by external vendors and other "embedded" systems), including CMI imaging equipment and systems, is estimated to be completed by year-end 1998. The imaging systems are critical to CMI's business and may require replacing of certain equipment or systems or hardware upgrades, in addition to those scheduled and budgeted for upgrade/ replacement in the ordinary course of business. Many of the vendor supplied residual systems are small (e.g., alarm systems, postage meters, etc.), while some are more sophisticated (e.g., desktops, desktop applications, and LAN applications). The estimated cost of such Year 2000 driven modifications/replacements to residual systems and CMI, including amounts spent to date, is not expected to exceed $750,000. This effort is scheduled to be completed in the third quarter of 1999.


Year to Date Status on Non-Company IT Systems
_____________________________________________
The Company is also contacting significant suppliers, other vendors and fiscal payers, including federal and state governments, Medicare fiscal intermediaries, insurance companies and managed care companies to determine the state of their Year 2000 compliance or to monitor their progress toward Year 2000 preparedness. In addition, the Company is exploring contingency arrangements pursuant to which certain of such entities would continue to make timely payments for services through alternative means in the event of potential Year 2000 caused system failures. Such payments would be followed by reconciliation at a later date, and would be consistent with certain of such entities past practices during periodic computer system outages. Notwithstanding the foregoing, there can be no assurance that another entity's failure to ensure Year 2000 capability would not have an adverse effect on the Company.


Risk Mitigation Strategy
________________________
A key to the Company's risk mitigation strategy is the establishment of a Year 2000 Program Office. The Program Office has positioned the organization to proactively prepare the enterprise infrastructure (both technical and contractual) as well as educate appropriate staff members for what is a high-risk situation. Once educated about the pervasiveness of the Year 2000 issue, each operational area was called upon to participate in the risk mitigation effort, and to participate in the development of contingency plans to minimize potential disruptions to their operational area. Such contingency plans are expected to be in place by the third quarter of 1999.

The charter for the Program Office has been to identify all likely areas of Year 2000 impact. This has involved undertaking technical and business challenges. Additionally, the Program Office is also focusing on the potential legal ramifications and liabilities for potential non-compliance, both on the part of Syncor and that of suppliers, vendors, payers, and customers.

Potential Risks; Costs
______________________
The costs of the Company's Year 2000 readiness and the dates on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, unforeseen circumstances causing the Company to allocate its resources elsewhere, and similar uncertainties. Additionally, as testing of Year 2000 functionality of the Company's systems must occur in a simulated environment, the Company will not be able to test full system Year 2000 interfaces and capabilities prior to Year 2000. The Company believes that the cost of its Year 2000 compliance projects over the next two years will not have a material effect on the Company's financial position or overall trends in results of operations.


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

              SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES



Part II.  OTHER INFORMATION

Item 4.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

10.       Material Contracts

10.1      New Employee Stock Option Plan dated as of June 1, 1998.

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


                                      SYNCOR INTERNATIONAL CORPORATION
                                                (Registrant)



November 10, 1998                     /s/ Michael E. Mikity
                                      _______________________
                                      Michael E. Mikity
                                      Senior Vice President and
                                      Chief Financial Officer
                                      (Principal Financial /
                                      Accounting Officer)

                                EXHIBIT 10.1

                       SYNCOR INTERNATIONAL CORPORATION
                        NEW EMPLOYEE STOCK OPTION PLAN


I.    THE PLAN.

      1.1    Purpose.     The purpose of this Plan is to promote the
success of the Company by providing an additional means to attract new officers or key employees through the grant of Options and other Awards that provide added long term incentives for high levels of performance and for significant efforts to improve the financial performance of the Company. This Plan is available only to persons not previously employed by the Company, as an inducement to the person's employment with the Company.

      1.2    Administration.

            (a) This Plan shall be administered by the Administrator. The Administrator may delegate ministerial, nondiscretionary functions to individuals who are officers or employees of the Company.

            (b) Subject to the express provisions of this Plan, the Administrator shall have the authority to construe and interpret this Plan and any agreements defining the rights and obligations of the Company and Participants under this Plan; to identify among Eligible Employees those to whom Awards will be granted and (consistent with express limits of this Plan) the terms of such Awards; to further define the terms used in this Plan and prescribe, amend and rescind rules and regulations relating to the administration of this Plan; either generally or on a case by case basis to establish terms and conditions pertaining to termination of employment, modify or amend any outstanding Award or waive any condition or restriction of an Award, or extend the term or post-termination exercise period of any outstanding Award, or reduce (subject to Sections 2.4, 3.2(d) and 6.5) the minimum vesting period after initial grant to a Participant; to determine the duration and purposes of leaves of absence which may be granted to Participants without constituting a termination of their employment for purposes of this Plan; and to make all other determinations necessary or advisable for the administration of this Plan. The determinations of the Administrator on the foregoing matters shall be conclusive.

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


      1.4 Stock Subject to the Plan. The maximum aggregated number of shares of Common Stock that may be issued after June 1, 1998 pursuant to Awards granted under this Plan shall not exceed the sum of (i) 450,000 shares, plus (ii) 50,000 shares underlying the option granted to Brad Nutter on July 7, 1997 as an inducement to his employment with the Company.


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

      1.9 Reissue of Awards and Shares.Other Awards payable in cash or payable in cash or shares that are forfeited or for any reason are not so paid under this Plan, as well as shares subject to Awards that expire or for any reason are terminated and are not issued, shall again, to the extent permitted under Rule l6b-3, be available for subsequent Awards under the Plan.


      1.10 Plan Not Exclusive. Nothing in this Plan shall limit or be deemed to limit the authority of the Board or the Administrator to grant awards or authorize any other compensation, with or without reference to the Common Stock, under any other plan or authority.

II.   OPTIONS.

      2.1 Grants. One or more Options may be granted to any Eligible Employee. Each Option so granted shall be designated by the Administrator as either a Nonqualified Stock Option or a Performance Stock Option. The maximum number of shares underlying Options that may be granted to any one Eligible Employee during any given fiscal year of the Corporation shall be 200,000 shares.

      2.2    Option Price.

             (a) Subject to applicable law, the purchase price per share of the Common Stock covered by each Option shall be determined by the Administrator. The purchase price of any shares purchased on exercise of any Option shall be paid in full at the time of each purchase in one or a combination of the following methods:

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

      2.3 Option Period. Each Option and all rights or obligations thereunder shall expire on such date as shall be determined by the Administrator, and shall be subject to earlier termination as hereinafter provided.

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

      2.5 Performance Stock Options. The Administrator may grant Performance Stock Options to Eligible Employees who are deemed by the Administrator to be members of senior management whose performance has a direct relationship to improvement of the earnings of the Company. Vesting of such Options shall be contingent upon attainment of performance objectives measured by compounded earnings growth and such other criteria as may be established by the Administrator.

      2.6    Stock Depreciation Rights; Tax Offset Bonuses.

             (a) The Administrator may grant Stock Depreciation Rights to a Participant who is subject to Section 16(b) of the Exchange Act. Such Stock Depreciation Rights shall be evidenced in the Award Agreement or by means of an amendment to the Award Agreement in the event an employee becomes subject to Section 16(b) of the Exchange Act subsequent to the date of grant of the Option. A Stock Depreciation Right shall entitle such officer or employee to a payment by the Company in the event that the Fair Market Value of shares of Common Stock issued pursuant to the exercise of an Option declines during the six month period after exercise while such Common Stock is still held by a Participant to the extent that such shares if sold would be subject to matching liability under Section 16 by virtue of a prior purchase. Payment may be made in cash in an amount per covered share equal to the lesser of (i) the difference between the Fair Market Value of a share of Common Stock on the date of expiration of such six month period and the Fair Market Value of a share of Common Stock on the date of exercise, (ii) the difference between the Fair Market Value of a share of Common Stock on the date of disposition of the covered share and the Fair Market Value of a share of Common Stock on the date of exercise and (iii) the difference between the Fair Market Value of a share of Common Stock on the date of exercise and the exercise price. This amount per share shall become payable subsequent to the disposition of the covered shares on or after the expiration of the six month period subject to such conditions, limits and rules as the Administrator may impose, including, without limitation, conditions required to satisfy the applicable regulatory requirements under Rule l6b-3.

            (b) In its discretion the Administrator may, in the Award Agreement, provide for a Tax-Offset Bonus to Participants upon exercise of Nonqualified or Performance Stock Options. The Tax-Offset Bonus shall be in the form of a cash payment equal to a percentage of the difference between the exercise price and the Fair Market Value on the date of exercise of the Common Stock with respect to which the Tax-Offset Bonus is payable. Such percentage shall be designed to offset the impact of additional taxes which result from the exercise of the Option.

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

    3.3    Payment.

            (a) Upon exercise of a Stock Appreciation Right and surrender of an exercisable portion of the related Option, the Participant shall be entitled to receive payment of an amount determined by multiplying

                   (l) the difference obtained by subtracting the exercise price per share of Common Stock under the related Option from the Fair Market Value of a share of Common Stock on the date of exercise of the Stock Appreciation Right, by

                   (2) the number of shares with respect to which the Stock Appreciation Right shall have been exercised.

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

            (e) In the event of termination of employment with the Company for any reason, (i) shares of Common Stock subject to a Participant's Restricted Stock Award shall be forfeited in accordance with the provisions of the related Award Agreement to the extent such shares have not become vested on that date; and (ii) shares of Common Stock subject to the Participant's Performance Share Award shall be forfeited in accordance with the provisions of the related Award Agreement to the extent such shares have not been issued or become issuable on that date.

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

      6.6    Tax Withholding.

            (a) Upon the exercise of a Nonqualified Stock Option or a Performance Stock Option, the exercise of a Stock Appreciation Right, the vesting of a Restricted Stock Award, the payment of a Performance Share Award, payment pursuant to a Stock Depreciation Right or payment of a Tax-Offset Bonus, the Company shall have the right to require such Participant or such other person to pay by cash, or certified or cashier's check payable to the Company, the amount of any taxes which the Company may be required to withhold with respect to such transactions. The above notwithstanding, in any case where a tax is required to be withheld in connection with the issuance or transfer of shares of Common Stock under this Plan, the Participant may elect, pursuant to such rules as the Administrator may establish, to have the Company reduce the number of such shares issued or transferred by the appropriate number of shares to accomplish such withholding; provided, the Administrator may impose such conditions on the payment of any withholding obligation as may be required to satisfy applicable regulatory requirements, including, without limitation, Rule 16b-3 promulgated by the Commission pursuant to the Exchange Act.

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

      6.9 Effective Date of the Plan. This Plan shall be effective as of June 1, 1998.

      6.10 Term of the Plan. Unless previously terminated by the Board, this Plan shall terminate at the close of business on May 31, 2008, and no Awards shall be granted under it thereafter, but such termination shall not affect any Award theretofore granted or the authority of the Administrator with respect to then outstanding Awards.

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

      6.13 Plan Construction. It is the intent of the Corporation that this Plan and Awards hereunder satisfy and be interpreted in a manner that in the case of persons who are or may be subject to Section 16 of the Exchange Act satisfies the applicable plan requirements of Rule l6b-3, so that such persons will be entitled (unless otherwise expressly acknowledged in writing) to the benefits of the Rule 16b-3 or other exemptive rules under Section 16 of the Exchange Act and will not be subjected to avoidable liability thereunder. In furtherance of such intent, any provision of this Plan or of any Award would otherwise frustrate or otherwise conflict with the intent expressed above, that provision to the extent possible shall be interpreted and deemed amended so as to avoid conflict, but to the extent of any remaining irreconcilable conflict with such intent as to such persons in the circumstances, such provision may be deemed void.


VII.  DEFINITIONS.

      7.1    Definitions.

            (a) "Administrator" shall mean the Board, and, to the extent theretofore delegated authority hereunder, the Compensation Committee of the Board or any other Committee of directors appointed by the Board for purposes of serving as the Committee under this Plan.

            (b) "Award" shall mean a Nonqualified Stock Option, a Performance Stock Option, a Stock Appreciation Right, a Restricted Stock Award, or a Performance Share Award granted under this Plan.

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

            (o) "Eligible Employee" shall mean a new officer or key employee of the Company who was not previously employed by the Company.

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

            (s) "Non-Employee Director" shall mean a director of the Corporation who is not an officer or key employee of the Company.

            (t) "Nonqualified Stock Option" shall mean an option which is designated as a Nonqualified Stock Option.

            (u) "Option" shall mean an option to purchase Common Stock under this Plan. An Option shall be designated by the Administrator as a Nonqualified Stock Option or a Performance Stock Option.

            (v) "Optionee" shall mean the person to whom an Option is granted.

            (w) "Participant" shall mean an Eligible Employee who has been awarded an Award.

            (x) "Performance Share Award" shall mean an award of shares of Common Stock, issuance of which is contingent upon attainment of performance objectives specified by the Administrator.

            (y) "Performance Stock Option" shall mean an option granted under Section 2.6 of this Plan, the exercise of which is contingent upon the attainment of specified performance objectives.

            (z) "Personal Representative" shall mean the legal representative or representatives who, upon the disability or incompetence of a Participant, shall have acquired on behalf of the Participant by legal proceeding or otherwise the power to exercise the rights and receive the benefits specified in this Plan.

            (aa) "Plan" shall mean this New Employee Stock Option Plan, as amended from time to time.

            (bb) "Restricted Stock" shall mean those shares of Common Stock issued pursuant to a Restricted Stock Award which are subject to the restrictions set forth in the related Award Agreement.

            (cc) "Restricted Stock Award" shall mean an award of a fixed number of shares of Common Stock to the Participant subject, however, to payment of such consideration, if any, and such forfeiture provisions, as are set forth in the Award Agreement.

            (dd) "Retirement" shall mean retirement at normal retirement date with the consent of the Company.

            (ee) "Rule l6b-3" means Rule l6b-3 under Section 16 of the Exchange Act, as applicable to this Plan (taking into consideration relevant transition period provisions) and as the same may be amended from time to time.

            (ff) "Section l6 Person" means a person subject to the reporting requirements of Section 16(a) of the Exchange Act.

            (gg)   "Securities Act" shall mean the Securities Act of 1933.

            (hh) "Stock Appreciation Right" shall mean a right to receive a number of shares of Common Stock or an amount of cash, or a combination of shares and cash, determined as provided in the applicable Section of this Plan or in the Award Agreement with respect thereto.

            (ii) "Stock Depreciation Right" shall mean a right to receive a number of shares of Common Stock or an amount of cash, or a combination of shares and cash, determined as provided in the applicable Section of this Plan or in an Award Agreement providing for such right.

            (jj) "Subsidiary" shall mean any corporation or other entity a majority or more of whose outstanding voting stock or voting power is beneficially owned directly or indirectly by the Corporation.

            (kk) "Tax-Offset Bonus" shall mean a bonus payable upon exercise of a nonstatutory Option, determined as provided in the applicable Section of this Plan or in an Award Agreement providing for such Bonus.

            (ll) "Total Disability" shall mean a "permanent and total disability" within the meaning of Section 22(e)(3) of the Code.