Form 10-K
period 1998-12-31
SYNCOR INTERNATIONAL CORP /DE/
filed 1999-03-31
CIK 202763

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
     ______________________________________________________

                            FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE
           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     ______________________________________________________

               For the Year Ended December 31, 1998
                  Commission File Number 0-8640


                 SYNCOR INTERNATIONAL CORPORATION
      (Exact name of registrant as specified in its charter)

             Delaware                               85-0229124
 (State or other jurisdiction of                  I.R.S. Employer
  incorporation or organization)                Identification No.)

6464 Canoga Avenue, Woodland Hills, California      91367-2407
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such stock on March 24, 1999 was $294,096,531. For purposes of the foregoing calculation, each executive officer and director of Registrant was deemed an "affiliate" of Registrant. The number of shares outstanding (excluding treasury shares) of the Registrant's $0.05 par value common stock as of March 24, 1999 was 11,614,670 shares.

              DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Annual Report to Stockholders for the year ended December 31, 1998, are incorporated by reference into Parts I, II and IV of this report.

Portions of Registrant's definitive Proxy Statement for
Registrant's Annual Meeting of Stockholders on June 23, 1999, are incorporated by reference into Part III of this report.

                   SYNCOR INTERNATIONAL CORPORATION

                        TABLE OF CONTENTS

                     FORM 10-K ANNUAL REPORT
                        December 31, 1998

PART I                                                    Page

Item 1.   BUSINESS..........................................1

Item 2.   PROPERTIES.......................................10

Item 3.   LEGAL PROCEEDINGS................................13

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS.................................13

PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS..................13

Item 6.   SELECTED FINANCIAL DATA..........................13

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS....13

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK................................14

Item 8.   CONSOLIDATED FINANCIAL STATEMENTS
          AND SUPPLEMENTARY DATA...........................14

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE..............14

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT.......................................14

Item 11.  EXECUTIVE COMPENSATION...........................14

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT...................................15

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...15

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K..........................16

                              PART I

Item 1.    BUSINESS.

Unless otherwise indicated, the term "Syncor" or the "Company" as used in this report refers to Syncor International Corporation, incorporated in 1985 under the laws of the State of Delaware, and its consolidated subsidiaries.

GENERAL DEVELOPMENT OF BUSINESS

The general development of the Company's business for the year ended December 31, 1998, is covered in the letter from the Chairman of the Board and the President and Chief Executive Officer to the Company's stockholders in the Company's Annual Report to Stockholders for said year and is incorporated into this Form 10K by reference. A copy of the Company's Annual Report to Stockholders is attached as Exhibit 13.

PRINCIPAL PRODUCTS PRODUCED AND SERVICES RENDERED

Pharmacy Services Business

The Company is primarily a pharmacy services company engaged in compounding, dispensing and distributing radiopharmaceutical products and services to hospitals and clinics through its network of 120 nuclear pharmacy service centers in the United States and 14 nuclear pharmacy service centers outside of the United States. The Company's pharmacies process radiopharmaceutical prescriptions in convenient packaging for the customer, called "unit dose". The unit dose is then applied to a specific patient for diagnostic imaging of physiological functions and organ systems and for monitoring and treatment of diseases.

The Company is also a distributor of imaging cold kits, or "bulk" radiopharmaceutical vials, from which customers draw their own unit doses. The Company's sales of bulk vials have steadily decreased during the past three years as hospitals and clinics increasingly convert to unit dose purchases. Bulk and unit dose sales are discussed in more detail in the section entitled "Competitive Conditions" below.

In addition, the Company provides various services in connection with the sale of radiopharmaceuticals, including radiopharmaceutical record keeping required by federal and state government agencies, and radiopharmaceutical technical consulting. The Company also markets and distributes isotopes, medical reference sources, and nuclear and pharmacy equipment and accessories. The Company estimates that its pharmacies serve approximately 7,000 hospitals and clinics in 48 states throughout the United States.

Medical Imaging Business

In 1998, the Company expanded its role in the field of medical imaging by acquiring three medical imaging businesses. The Company, through its subsidiary, Comprehensive Medical Imaging, Inc. ("CMI") now wholly owns 19 medical imaging centers and manages and partly owns an additional 18 medical imaging centers located in 11 states and Puerto Rico. The centers are concentrated primarily in California, Arizona, Virginia and Florida. In addition, the Company owns a medical imaging center in Auckland, New Zealand, and manages a hospital's medical imaging department in Taiwan.

These medical imaging centers provide one or more outpatient and inpatient diagnostic imaging services, including MRI (36 centers), computerized tomography or CT (9 centers), nuclear imaging (3 centers), X-ray (4 centers), ultrasound (6 centers), mammography (5 centers) and fluoroscopy (5 centers). The Company's goal is to help customers become more efficient and effective in meeting the demands of patients, physicians and health plans for the production of more timely, accurate and cost-effective diagnostic results across multiple modalities and geographic markets. The medical services provided in each imaging center are performed by groups of radiologists affiliated with the Company. The radiologists interpret diagnostic images and supervise technicians performing medical imaging procedures, while the Company performs marketing, legal, billing and other administrative and technical functions. Of the 18 partially-owned centers, 15 are managed by TME, Inc., a subsidiary of CMI, in exchange for a management fee.

CMI also operates a service called IMI-Net, a multi-state patient referral network that contracts with insurance payers to arrange the scanning of patients in medical imaging facilities certified by IMI-Net to have met IMI-Net's level of quality standards.

Manufacturing Business

The Company, through its subsidiary, Syncor Pharmaceuticals, Inc., manufactures Iodine-123 capsules in its manufacturing facility in Golden, Colorado. An Iodine-123 capsule is a radiopharmaceutical diagnostic product used for thyroid disorders. Syncor Pharmaceuticals allows the Company to maintain a reliable supply of Iodine-123 capsules for its customers and their patients. In the future, the Company hopes to manufacture, package and distribute other pharmaceutical products.

The description of the Company's various activities in the Company's Annual Report to Stockholders for the year ended
December 31, 1998 is incorporated into this Form 10-K by reference.

SOURCES AND AVAILABILITY OF RAW MATERIALS

The Company's pharmacies dispense approximately sixty different radiopharmaceutical products, which are obtained primarily from six suppliers. The Company's principal supplier of radiopharmaceutical products is the Radiopharmaceutical Division of The DuPont Pharmaceutical Company ("DuPont"), with whom the Company has had a long-standing relationship with respect to the distribution of its products, including its bulk radiopharmaceutical products since February 1, 1994.

Cardiology sales constituted approximately 65 percent of the Company's sales in 1998. Sixty seven percent of the cardiology sales was derived from sales of Cardiolite(TM), a DuPont cardiology product to which the Company has preferred distribution rights.

If DuPont is not able to supply its proprietary products to the Company, particularly Cardiolite(TM), the Company's operations could be negatively impacted. Management believes, however, that if DuPont or any of the other suppliers of proprietary radiopharmaceuticals to the Company failed to supply products, the Company's other current suppliers would be able to supply additional products to make up most of the shortfall. The failure of two or more suppliers to provide products at a particular time, however, could have an adverse effect on the Company's business.

The Company derives approximately 64 percent of its radiopharmacy net sales per day from technetium-based products. The Company obtains its supply of technetium, a radioactive isotope, from technetium generators provided primarily by DuPont. Since radioactive isotopes decay naturally, the Company cannot stockpile technetium generators for use during temporary shortages. DuPont's supply of technetium generators was interrupted for approximately six days in May 1998 as a result of a labor dispute experienced by its main supplier of molybdenum, the parent isotope of technetium. The supply interruption did not have a material impact on the Company's sales. A similar interruption, however, depending on its duration, could have a material adverse effect on the Company's business. In order to prevent a similar interruption, DuPont is attempting to secure alternative molybdenum sources.

The principal raw material used by the Company in its manufacturing facility in Colorado is the radioactive isotope, Iodine-123. The Company obtains its supply of Iodine-123 from MDS Nordion, which has supplied the material without interruption during the last six years.

The Company is consistently in pursuit of improving its relationships with current suppliers and developing new long-term relationships.

PATENTS, TRADEMARKS, AND LICENSES

The Company owns a number of trademarks and patents, including patent rights to the SECURE Safety Insert System(TM), a safety insert container system used for the safe delivery, handling and disposal of unit dose products. The Company also has patent rights to a family of radiopharmaceutical delivery systems referred to as the "Pigs" (Piglet(TM), Piglet2(TM) and PETPig(TM)). The Pigs are tungsten containers that weigh considerably less than current lead containers and set new industry standards for the safe transport and handling of radioactive substances. They also provide enhanced radiation shielding resulting in a reduction in radiation exposure to our pharmacy personnel and customers.

The Company also licenses its proprietary Unit Dose Manager(TM), NucLink(TM) and Windows-based SYNtrac(TM) integrated software and hardware systems to its customers to assist in the management of their nuclear medicine departments and to facilitate electronic communication between the Company's local radiopharmacies and customers. As of December 31, 1998, the Company had approximately 1,434 customers who were active licensees of the software systems. The foregoing trademarks, patents and licenses are key components to the Company's ability to operate its pharmacies efficiently, provide high quality customer service, and build mutually beneficial long-term relationships with the Company's customers.

DEPENDENCE ON CUSTOMERS

Pharmacy Services Customers

The Company has primarily two types of radiopharmacy customers. The first type of customer is a corporate account customer, which may be a national managed care provider or a group purchasing organization ("GPO"). The corporate account customer owns, manages or negotiates contracts for a network of hospitals and clinics that purchase most of their radiopharmaceutical requirements from the Company. In 1998, the Company's largest corporate account customers included Columbia/HCA, AmeriNet, Inc., Novation (the GPO representing VHA, Inc.), TENET, Health Service Corporation of America and Kaiser Foundation Health Plan,
Inc.   Sales to corporate account customers were valued at
approximately $146 million in 1998, representing nearly 35% of the Company's total radiopharmacy sales, compared to $195 million in 1997 representing 51% of the Company's 1997 radiopharmacy sales. In 1998, sales to the Company's three biggest corporate account customers (Novation, Columbia/HCA and AmeriNet) accounted for approximately 81% of the total corporate account sales, compared to 54% in 1997. The contrast between 1997 and 1998 can be attributed primarily to the loss of the Premier contract in 1997; while Syncor continued to sell radiopharmaceuticals to Premier's affiliates after the contract termination, Syncor no longer classified those sales as corporate accounts sales.

The second type of customer is an individual hospital or clinic that makes purchases from the Company independent of any agreement with a national managed care provider or GPO. Sales to non-corporate account customers were valued at approximately $250 million in 1998, representing nearly 63% of the Company's total radiopharmacy sales, compared to $170 million in 1997 representing 45% of the Company's 1997 radiopharmacy sales.

The Company's radiopharmacy operations are such that none of its business is dependent upon a single customer. If two or more corporate account customers were to cause all or most of their affiliated or member hospitals and clinics to cease using the Company's services, it could result in a negative impact on the Company's operations. If a corporate account customer terminates its agreement with the Company, however, the Company's experience has been that many of that customer's affiliated or member hospitals and clinics will continue to do business with the Company. They remain with the Company for one or more of the following reasons: (i) the affiliated hospital or clinic may be committed to purchase radiopharmaceuticals from the Company for a set term, independent of its affiliation with the corporate account customer; (ii) since the Company is the only true nationwide distributor of radiopharmaceuticals, in several markets the Company's radiopharmacy may be the only viable source of radiopharmaceutical products and services; (iii) the Company offers products and services that are not offered by competitors; or (iv) the hospital or clinic prefers the service offered by the Company over the service provided by a competitor.

In December 1998, the Company announced the termination of its corporate accounts agreement with Novation effective March 1, 1999. The Company, however, expects to continue to provide radiopharmaceutical products and services to many of Novation's members and affiliates, just as the Company has been successful in retaining as customers most of the hospitals and clinics
affiliated with Premier.   The advantage to having a corporate
accounts agreement in place is that the affiliated hospitals and clinics are more likely to be bound by long-term supply agreements with the Company.

Medical Imaging Customers

The Company's ability to attract medical imaging customers depends on many factors, including its ability to contract with healthcare providers and payers and to attract referrals from physicians representing various medical specialties, the type and quality of equipment, and the quality and timeliness of test results. Referrals may depend on the existence of a contractual relationship between a center and a patient's insurance carrier or between a center and a health care provider (such as a managed care provider, hospital or clinic). The loss of one or a few large customers would not have a material adverse effect on the Company's business; however, such a loss could have a material adverse impact on the local imaging centers operated by the Company with whom such customers do business. Approximately 9.4% of CMI's patient revenues are related to patients participating in the Medicare and Medicaid programs. If CMI were to be disqualified from participation in both the Medicare and Medicaid programs, the resulting loss in revenues would have a material adverse impact on CMI's business.

Manufacturing Customers

The Company's manufacturing facility in Colorado supplies almost all of its Iodine-123 capsules to the Company's radiopharmacies.
The Company aims to expand the customer base for its Iodine-123 capsules.

COMPETITIVE CONDITIONS

Pharmacy Services Business

The nuclear medicine market is divided into two segments: the market for bulk products and the market for unit dose products. In 1998, the U.S. nuclear medicine market was valued at approximately $840 million, with unit dose sales accounting for approximately 80 percent of the market, and bulk product sales accounting for the remaining 20 percent.

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

The core of the Company's business, however, is in unit dose sales, which generate higher profit margins than bulk sales. In 1998, the Company's unit dose sales represented 92 percent of the Company's total radiopharmacy sales, an increase from 90 percent in 1997. The Company's management believes that the advantages to customers of using a centralized radiopharmacy to compound unit doses rather than preparing their own radiopharmaceutical products include: (i) reduced risk of radiation exposure to hospital personnel; (ii) cost savings due to the Company's volume purchasing power; (iii) better utilization of time-sensitive products purchased from radiopharmaceutical manufacturers; (iv) reduction in the time needed to maintain extensive records required by regulatory agencies; and (v) elimination or reduction of personnel, working space and equipment that would otherwise have been necessary to compound unit doses.

The Company's radiopharmacies compete for unit dose sales with a number of distributors, including two radiopharmaceutical manufacturers that have also set up their own centralized radiopharmacies to supply unit doses to customers, and approximately 95 to 100 independent radiopharmacies located in cities throughout the U.S. The advantages to operating an independent radiopharmacy include lower start-up and overhead costs and greater management flexibility. In certain markets, there is competition with universities which own and operate centralized radiopharmacies. The advantages to operating a university radiopharmacy include having a guaranteed customer base from the university's nuclear medicine department and having access to subsidies from the university. In 1998, the Company held approximately 50 to 55 percent of the market share for unit dose sales.

The Company differentiates itself from its competitors, and adds value to its customers, by providing, among other things: (i) unit dose radiopharmaceuticals under rigorous quality control standards; (ii) a comprehensive nuclear medicine product line;
(iii) professional consultation and delivery services; (iv) the SECURE Safety Insert System(TM) and the Pigs system for the safe delivery, handling and disposal of unit dose products; and (v) the Unit Dose Manager(TM) and SYNtrac(TM) software and hardware systems to allow customers to better manage their nuclear medicine departments.

Medical Imaging Business

The Company's medical imaging centers compete with other diagnostic imaging centers owned by physicians, hospitals, and other medical imaging providers. The market is fragmented and has no dominant national imaging services provider. There are approximately 2,500 outpatient diagnostic imaging centers in the U.S., and the largest provider owns approximately 5% of those centers. The principal competitive factors are the quality and timeliness of results, price, center location, type of equipment available at the center, reputation of interpreting radiologists and the center's ability to establish and maintain relationships with health care providers and referring physicians. The Company plans to enhance its network of referrals by building upon existing relationships and developing new relationships through the radiopharmacy business. The Company plans to differentiate itself from the competition by becoming a regional leader in providing medical diagnostic imaging services in selected markets. Managed care entities and other payers increasingly prefer to work with fewer providers of health care services, including medical diagnostic imaging. Regional differentiation combined with a complete offering of medical imaging services may allow the Company to be the medical diagnostic imaging partner of choice among regional payers seeking to minimize the number of providers under contract.

GOVERNMENT REGULATION AND REIMBURSEMENT

Pharmacy Services and Manufacturing Business

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

Periodic inspections of the Company's pharmacies are conducted by the NRC and various other federal and state agencies. Unsatisfactory inspection results could lead to escalated enforcement action, the imposition of fines or the suspension, revocation or denial of renewal of the licenses for the location inspected. The Company devotes substantial human and financial resources to ensure continued regulatory compliance and believes that it is currently in material compliance with all material rules and regulations.

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

Reimbursement for medical imaging may be undergoing change as third-party payers, such as Medicare and Medicaid, health maintenance organizations and other health insurance carriers, increase efforts to control the cost, utilization and delivery of healthcare services. Legislation has been proposed or enacted at both the federal and state levels to regulate healthcare delivery in general and radiology services in particular. Proposed Medicare rules which were published in the summer of 1998, if left unchanged, would have resulted in reductions in reimbursement by HCFA for diagnostic imaging services over a four-year phase-in period. In December of 1998, the onset of such reductions, if any, was delayed until at least November of 1999. The final outcome to the proposed fee restructuring and the impact on diagnostic facilities, and on the Company, cannot be predicted at this time.

The medical imaging business is subject to state insurance laws governing the presentation and payment of insurance claims for medical imaging services to patients with health insurance. The Company believes that it is in material compliance with such laws.

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

The Federal Medicare and Medicaid Anti-Kickback Statute and similar state statutes prohibit the offering, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare or Medicaid patients or patient care opportunities, or in return for the purchase, lease or order or provision of any item or service that is covered by Medicare or Medicaid. Violations of the Anti-Kickback Statute or similar state statutes could result in substantial civil and/or criminal penalties in connection with willful violations of the statutes. Violations could also result in the Company's exclusion from Medicare or Medicaid programs. The Company believes that its medical imaging centers are in material compliance with the Anti-Kickback Statute and similar state statutes.

The Federal False Claims Act and similar state statutes prohibit the presentation of a claim for payment under Medicare, Medicaid and other federally funded programs containing false or misleading information. Violations of the False Claims Act can result in civil penalties of between $5,000 and $10,000 per false claim plus treble damages. The Company believes that its medical imaging centers are in material compliance with the False Claims Act.

The "Stark II" statute, enacted under the Omnibus Budget Reconciliation Act of 1993, prohibits a physician from making a referral to an entity for the furnishing of designated health services (including diagnostic imaging services) for which Medicare may otherwise pay, if the physician has a financial relationship with that entity. The regulations governing "Stark" were finalized in 1998. In addition, a number of states (including California and Florida) have enacted their own versions of self-referral laws similar to Stark. The Company believes that it is currently in material compliance with Stark and similar statutes.

The medical imaging business may be subject to the laws of certain states which prohibit the practice of medicine by non-physicians and/or the splitting of fees between physicians and non-physicians. The Company believes its operations are conducted in material compliance with existing applicable laws relating to the corporate practice of medicine and fee splitting.

The Company is also subject to licensing and regulation under federal and state laws relating to the handling and disposal of medical specimens, infectious and hazardous waste and radioactive materials as well as to the safety and health of laboratory employees. The sanctions for failure to comply with these regulations may include denial of the right to conduct business, significant fines and criminal penalties. The Company believes that it is in material compliance with all such applicable laws and regulations.

FOREIGN OPERATIONS

As of December 31, 1998, the Company owned and operated nuclear pharmacy service centers in a total of thirteen foreign markets:
Hong Kong, S.A.R. (China); Taipei, Taichung and Kaoshiung
(Taiwan); Manila (Philippines); Bangkok (Thailand); Seoul (South
Korea); Sydney and Perth (Australia); Mexico City (Mexico);
Bogota (Colombia); San Juan (Puerto Rico); and Johannesburg
(South Africa). The Company also participates as a majority equity holder in two nuclear pharmacy service center joint ventures in Beijing and Shanghai. In 1998, the Company entered into two additional joint ventures for Chengdu and Guangzhou
(China), and also entered into a technology license agreement to establish a service center in Tel Aviv (Israel). In the first quarter of 1998, the Company acquired a medical imaging center in Puerto Rico, and in December 1998 opened a medical imaging center in Auckland, New Zealand. Additional nuclear pharmacies and medical imaging centers in foreign sites are being considered for development.

The Company recently expanded its business to provide management services in the field of nuclear medicine and medical imaging. In 1998, the Company began managing two additional nuclear medicine departments within hospitals in Taipei (Taiwan), in addition to the nuclear medicine department it already manages in Chia-Yi City (Taiwan). In early 1999, the Company also began to manage the medical imaging department of the same hospital in Chia-Yi City. In conjunction with another local hospital in Taipei, the Company has also begun the build out of a cyclotron facility that will produce positron emission tomography (PET) radiopharmaceuticals.

The Company's foreign operations are not immune to the inherent uncertainties and risks of currency fluctuations, political and civil unrest, trade restrictions, and inconsistent market and regulatory conditions.

EMPLOYEES

As of December 31, 1998, the Company employed almost 2,900 people in the United States, of whom approximately 1,900 were full-time employees.

Item 2.     PROPERTIES.

The Company's corporate headquarters is located in Woodland Hills, California. The Company leases approximately 60,967 square feet at that location, which is adequate for the Company's current needs. The lease is for a term of ten years commencing on March 1, 1997, with one five-year renewal option. The Company also leases an administrative office facility in Duluth, Georgia. The Company leases approximately 19,666 square feet at that location, which is adequate for the Company's current needs. The lease is for a term of ten years commencing on October 18, 1996.


The Company and its consolidated subsidiaries lease (and in one location own)
and operate a number of pharmacies whose locations are set forth in the following table*:
STATE         LOCATION                  STATE           LOCATION

ALABAMA       Birmingham                NEBRASKA        Lincoln
              Mobile                                    Omaha
ARIZONA       Gilbert (Mesa)            NEVADA          Las Vegas
              Phoenix                                   Reno
              Tucson                    NEW JERSEY      Kenilworth (Newark)
ARKANSAS      Jonesboro                 NEW MEXICO      Albuquerque
              Little Rock               NEW YORK        The Bronx
CALIFORNIA    Bakersfield                               Cheektowaga (Buffalo)
              Berkeley                                  Franklin Square (Long Island)
              Colton                                    Newburgh
              Fresno                                    Rochester
              Modesto                                   Syracuse
              Redding                                   Troy (Albany)
              Sacramento                NORTH CAROLINA  Charlotte
              San Diego                                 Greensboro
              San Jose                  OHIO            Cincinnati
              Torrance                                  Columbus
              Van Nuys (Los Angeles)                    Girard (Youngstown)
COLORADO      Colorado Springs                          Holland (Toledo)
              Denver                                    Miamisburg (Dayton)
CONNECTICUT   Glastonbury (Hartford)                    Uniontown/Green (Akron)
              Stamford                                  Valley View (Cleveland)
DELAWARE      Seaford                   OKLAHOMA        Oklahoma City
FLORIDA       Fort Myers                                Tulsa
              Gainesville               OREGON          Portland
              Jacksonville              PENNSYLVANIA    Allentown
              Jupiter (West Palm                        Bloomsburg
                Beach)                                  Bristol (N. Philadelphia)
              Miami Lakes (Miami)                       Erie
              Pensacola                                 Hummelstown (Harrisburg)
              Pompano Beach (Ft.                        Pittsburgh
                Lauderdale)                             Sharon Hill (Philadelphia)
              Sarasota                  RHODE ISLAND    Providence
              Tampa                     SOUTH CAROLINA  Columbia
              Winter Park (Orlando)     TENNESSEE       Chattanooga
GEORGIA       Augusta                                   Jackson
              Columbus                                  Knoxville
              Doraville (Atlanta)                       Memphis
              Rome                                      Nashville
ILLINOIS      Chicago                   TEXAS           Amarillo
              Springfield                               Austin
INDIANA       Ft. Wayne**                               Beaumont
              Griffith                                  Corpus Christi
              Indianapolis                              Dallas
IOWA          Des Moines                                El Paso
KANSAS        Wichita                                   Fort Worth
KENTUCKY      Lexington                                 Houston
              Louisville                                Lubbock
LOUISIANA     New Orleans                               San Antonio
MARYLAND      Silver Springs            VIRGINIA        Richmond
              Timonium (Baltimore)                      Virginia Beach
MASSACHUSETTS Woburn (Boston)           WASHINGTON      Seattle
MICHIGAN      Grand Rapids                              Spokane
              Southfield (Detroit)                      Tacoma
              Swartz Creek (Flint)      WEST VIRGINIA   Huntington
MINNESOTA     Moorhead (Fargo, ND)      WISCONSIN       Appleton (Green Bay)
              St. Paul                                  Wauwatosa (Milwaukee)
MISSISSIPPI   Flowood (Jackson)
              Tupelo
MISSOURI      Kansas City
              Overland (St. Louis)
              Springfield

* The Company also owns an interest in pharmacies in: Salt Lake City, Utah; Midland, Texas; and Huntsville, Alabama.
** Managed by, and under the name of, Spectrum Pharmacy, Inc.

Pharmacy lease terms vary from less than one year to approximately ten years, and average approximately five years. Leased areas average approximately 4,500 square feet.

CMI has its corporate headquarters in Westlake Village, California and also has regional offices in Houston, Texas and Boca Raton, Florida. CMI owns or manages medical imaging centers in various locations throughout the U.S. The following table lists the medical imaging centers and describes CMI's ownership interest in each center and the types of imaging modalities offered in each center:


NAME OF CENTER             LOCATION        PROPERTY      OWNER-     MODALITIES
                                                         SHIP
Anaheim Cath Lab *         Anaheim, CA         N/A         0        Catheterization Laboratory
Bakersfield Cath Lab *     Bakersfield, CA     N/A         0        Catheterization Laboratory
Boston Avenue Imaging      Altamonte           Leased      6.34     MRI/CT/Fluoroscopy/
                           Springs, FL                              Mammography/Ultrasound
Comprehensive OPEN MRI     Bakersfield, CA     Leased    100        MRI
  -Bakersfield
Comprehensive OPEN MRI     Dallas, TX          Leased    100        MRI
  -Dallas
Comprehensive OPEN MRI     Encino, CA          Leased     50        MRI
  -Encino
Comprehensive OPEN MRI     Fullerton, CA       Leased     50        MRI
  -Fullerton
Comprehensive OPEN MRI     Laguna Hills, CA    Leased    100        MRI
  -Laguna Hills
Comprehensive OPEN MRI     Plano, TX           Leased     50        MRI
  -Plano
Comprehensive OPEN MRI     Sacramento, CA      Leased    100        MRI
  -Sacramento
Comprehensive Medical      Fairfax, VA         Leased    100        MRI/CT/Nuclear Medicine/
  Imaging -Fairfax                                                    Fluoroscopy/Mammography
Corona Inland MRI          Corona, CA          Leased    100        MRI
Crescent City MRI          New Orleans, LA     Leased     26.08     MRI
Desert CT/MRI              Palm Springs, CA    Leased    100        MRI/CT
Desert CT/MRI              Rancho Mirage, CA   Leased    100        MRI/CT
Fairfield Cath Lab*        Fairfield, CA       N/A         0        Catheterization Laboratory
Fox Valley Imaging         Naperville, IL      Leased      6.37     MRI/CT/X-ray
Greenville MRI             Greenville, NC      Leased     32.22     MRI
Huntington Plaza MRI *     Pasadena, CA        N/A         0        MRI
IMI of Arlington           Arlington, VA       Leased    100        MRI
IMI of Boca Raton          Boca Raton, FL      Owned     100        MRI/CT/X-ray
IMI Diagnostic Center      Plantation, FL      Leased    100        CT/Mammography/X-ray/
                                                                    Ultrasound/Nuclear
                                                                    Medicine/Tomography
IMI of Kansas City         Overland Park, KS   Owned     100        MRI
IMI of Miami               Miami, FL           Leased    100        MRI/CT/X-ray/Fluoroscopy/
                                                                    Ultrasound/Mammography
IMI of North Miami Beach   North Miami         Leased    100        MRI/Ultrasound
                           Beach, FL
IMI of Oakland Park        Oakland Park, FL    Leased    100        MRI
IMI of Pine Island         Plantation, FL      Owned     100        MRI
IMI of San Juan            Santurce, Puerto    Owned     100        MRI
                           Rico
Inland Imaging Associates  Upland, CA          Leased      6.34     MRI
Jefferson Imaging - Bala   Bala Cynwyd, PA     Leased      6.37     MRI
Jefferson Imaging -        Langhorne, PA       Leased      6.34     MRI
  Langhorne
Lodi CT-MRI *              Lodi, CA            N/A         0        CT
Lodi Imaging Center *      Lodi, CA            N/A         0        Catheterization Laboratory/Nuclear
                                                                    Medicine/Ultrasound/X-ray
Los Gatos MRI              Los Gatos, CA       Leased     16.80     MRI
MRI of Woodbridge          Woodbridge, VA      Leased      6.37     MRI
Medical Imaging Center of  W. Orange, NJ       Leased     14.80     MRI/CT/Ultrasound/
  the Oranges                                                       Mammography/Fluoroscopy
Mesa MRI                   Mesa, AZ            Leased      6.37     MRI
Mid States Diagnostic      Wichita, KS         N/A         0        Ultrasound/Nuclear Medicine
  Services*
Mountain View MRI          Paradise Valley, AZ Leased      6.34     MRI
Riverside MRI Center       Riverside, CA       Leased      6.35     MRI/Fluoroscopy
Tampa Diagnostic Institute Tampa, FL           Leased      6.37     MRI
Thunderbird MRI            Glendale, AZ        Leased    100        MRI
Valley MRI                 Phoenix, AZ         Leased     59.16     MRI

West Coast Radiology      Santa Ana, CA       N/A         0        MRI/CT/Mammography/Ultrasound/
  Center*                                                           Nuclear Medicine/X-ray/Bone
                                                                    Density Testing/Radiation
                                                                    Therapy
Wichita Diagnostic         Wichita, KS         Leased    100        MRI
  Services

 * The Company receives a management fee for financial and accounting services from these 8 medical imaging centers.

In addition to the listed imaging centers, the Company receives a fee for managing the equipment leases in 11 other medical imaging centers.

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

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                             PART II


Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.

The information relating to the Company's Common Stock which appears in the Company's Annual Report to Stockholders for the year ended December 31, 1998, under "Selected Quarterly Results of Operations" and "Stockholder Information," included in this Form 10-K Annual Report as Exhibit 13, is incorporated by reference.

Item 6.     SELECTED FINANCIAL DATA.

The selected financial data which appears in the Company's Annual
Report to Stockholders for the year ended December 31, 1998, under the heading of "Selected Financial Data," included in this Form 10-K Annual Report as Exhibit 13, are incorporated by reference.

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

Management's discussion and analysis of financial condition and results of operations which appears in the Company's Annual Report to Stockholders for the year ended December 31, 1998, under the heading of "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in this Form 10-K Annual Report as Exhibit 13, is incorporated by reference.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The quantitative and qualitative disclosures about market risk which appear in the Company's Annual Report to Stockholders for the year ended December 31, 1998, under the heading of "Quantitative and Qualitative Disclosures About Market Risk," included in this Form 10-K Annual Report as Exhibit 13, are incorporated by reference.

Item 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
            DATA.

The consolidated financial statements and the notes thereto which appear in the Company's Annual Report to Stockholders for the year ended December 31, 1998, under the headings of "Consolidated Statements of Income" and "Consolidated Balance Sheets," included in this Form 10-K Annual Report as Exhibit 13, are incorporated by reference. Schedules containing certain supporting information are also included. See Financial Statement Schedules on page 16 hereof.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                           PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information called for by Item 10 of Form 10-K is incorporated by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders, to be held on June 23, 1999, which will be filed with the Commission pursuant to Regulation 14A of the Securities and Exchange Commission (Regulation 14) within 120 days from December 31, 1998.

Based solely upon its review of Forms 3, 4 and 5 furnished to the Company, the Company believes that all reports required to be filed during 1998 pursuant to Section 16(b) of the Securities Exchange Act of 1934 were timely filed, except that Robert Funari, Monty Fu, Haig Bagerdjian, Paul (Brad) Nutter, Michael Mikity, John Baumann, Jack Coffey and Sheila Coop were late in filing their respective Forms 4 for December 1998 to report the vesting of performance rights granted under the Company's Long-Term Performance Equity Plan for executive officers. The Company's legal department typically prepares the Forms 3, 4 and 5 on behalf of the executive officers.

Item 11.     EXECUTIVE COMPENSATION.

The information called for by Item 11 of Form 10-K is hereby incorporated by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 23, 1999, which will be filed with the Commission pursuant to Regulation 14A within 120 days from December 31, 1998.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.

The information called for by Item 12 of Form 10-K is hereby incorporated by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 23, 1999, which will be filed with the Commission pursuant to Regulation 14A within 120 days from December 31, 1998.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information called for by Item 13 of Form 10-K is hereby incorporated by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 23, 1999, which will be filed with the Commission pursuant to Regulation 14A within 120 days from December 31, 1998.


                              PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K.

    (a)      1.  Consolidated Financial Statements.

                 The consolidated financial statements listed below, together with the report thereon of KPMG LLP, dated
February 22, 1999, which appear in the Company's Annual Report to
Stockholders for the year ended December 31, 1998, included in this Form 10-K Annual Report as Exhibit 13, are hereby incorporated herein by reference.

          Independent Auditors' Report
          Consolidated Balance Sheets
          Consolidated Statements of Income
          Consolidated Statements of Stockholders' Equity
          Consolidated Statements of Cash Flows
          Notes to Consolidated Financial Statements

             2.  Financial Statement Schedules.

                 The following schedule supporting the financial statements of the Company is included herein:

                                                             Page

          Schedule II Valuation and Qualifying Accounts       19

                 All other schedules and financial statements of the Company are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

             3.  Index to Exhibits.

                 The list of exhibits filed as part of this report on Form 10-K or incorporated by reference appears as Index to Exhibits on page 20.

    (b)    Reports on Form 8-K filed in the Quarter Ended
December 31, 1998.

           None.

    (c)    Exhibits.

           The exhibits required by Item 601 of Regulation S-K are filed with this Form 10-K Annual Report or are incorporated by reference and are listed in the Index to Exhibits on page 20.

                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SYNCOR INTERNATIONAL CORPORATION



                               By  /s/ Robert G. Funari
                                       Robert G. Funari
                                       President and
                                       Chief Executive Officer

                                       Date:  March 31, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Monty Fu
Monty Fu, Chairman of the Board and Director
Date: March 31, 1999

/s/ Robert G. Funari
Robert G. Funari, President, Chief Executive Officer
(Principal Executive Officer) and Director
Date: March 31,1999

/s/ Brad Nutter
Brad Nutter, Executive Vice President and
Chief Operating Officer
Date: March 31, 1999

/s/ Haig S. Bagerdjian
Haig S. Bagerdjian, Executive Vice President,
Chief Legal Officer and Secretary
Date: March 31,1999

/s/ Michael E. Mikity
Michael E. Mikity, Senior Vice President,
Chief Financial Officer and Treasurer (Principal Financial and
Accounting Officer)
Date: March 31, 1999

/s/ George S. Oki
George S. Oki, Director
Date: March 31, 1999

/s/ Arnold E. Spangler
Arnold E. Spangler, Director
Date: March 31,  1999

/s/ Steven B. Gerber, M.D.
Steven B. Gerber, M.D., Director
Date: March 31, 1999

/s/ Henry N. Wagner, Jr., M.D.
Henry N. Wagner, Jr., M.D., Director
Date: March 31, 1999

/s/ Gail R. Wilensky
Dr. Gail R. Wilensky, Director
Date: March 31, 1999

/s/ Ronald A. Williams
Ronald A. Williams, Director
Date: March 31, 1999

       SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
        Schedule II. Valuation and Qualifying Accounts


(In thousands)
                   Balance     Costs                  Balance
                   at          and                    at
                   Beginning   Expenses  Deductions   End of
Description        of Period     (A)        (B)       Period

Year Ended
December 31, 1998
Allowance for
doubtful accounts  $1,040      $3,009     $  275      $3,774

Year Ended
December 31, 1997
Allowance for
doubtful accounts  $  911      $    0     $ (129)     $1,040

Year Ended
December 31, 1996
Allowance for
doubtful accounts  $1,097      $    0     $  186      $  911


(A) Amount due to acquisition of medical imaging businesses and related accounts receivable.

(B) Uncollectible accounts written-off, net of recoveries and change in reserve.

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

10.7 Form of Stock Option Agreement substantially as entered into between the Company and certain non-employee Directors filed as Exhibit 10.16 to the Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.*

10.8    Non-Employee Director 1995 Stock Incentive Award
Agreement dated January 24, 1995 entered into between the Company and Arnold E. Spangler, filed as Exhibit 10.17 to the Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.*

10.9    Non-Employee Director 1995 Stock Incentive Award
Agreement dated January 24, 1995 entered into between the Company and George S. Oki, filed as Exhibit 10.18 to the Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.*

10.10   Non-Employee Director 1995 Stock Incentive Award
Agreement dated January 24, 1995 entered into between the Company and Henry Wagner, Jr., filed as Exhibit 10.19 to the Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.*

10.11 Non-Employee Director 1995 Stock Incentive Award Agreement dated April 29, 1996, entered into between the Company and Gail Wilensky, filed as Exhibit 4.3(b) to the Registration Statement on Form S-8 filed on December 20, 1996 to register the shares underlying said Award Agreement, and incorporated herein by reference.*

10.12 Non-Employee Director 1995 Stock Incentive Award Agreement dated April 29, 1996, entered into between the Company and Steven Gerber, filed as Exhibit 4.3(a) to the Registration Statement on Form S-8 filed on December 20, 1996 to register the shares underlying said Award Agreement, and incorporated herein by reference.*

10.13 Subscription Agreement, dated July 15, 1996, executed by Syncor Management Corporation in favor of American Tax Credit Corporate Fund III, L.P., together with a Promissory Note, dated July 15, 1996, executed by Syncor Management Corporation in favor of John Hancock Mutual Life Insurance Company, as assignee of Corporate Credit, Inc., and the Guarantee of Parent Corporation, dated July 15, 1996, executed by the Company in favor of John Hancock Mutual Life Insurance Company, as assignee of Corporate Credit, Inc. These agreements were filed as Exhibit 10.15 to the Form 10-K for the year ended December 31, 1996, and are incorporated herein by reference.

10.14 The 1996 Management Incentive Plan of the Company, filed as Exhibit 10.3 to the Form 10-Q for the quarter ended September
30, 1996, and incorporated herein by reference.*

10.15 The 1997 Management Incentive Plan of the Company, filed as Exhibit 10.18 to the Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.*

10.16 The Office Lease, dated as of September 30, 1996, between Massachusetts Life Insurance Company and the Company, relating to the office lease for the Company's corporate headquarters in Woodland Hills, California, filed as Exhibit 10.19 to the Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

10.17 Lease, dated May 30, 1996, between the Company and Technology Park/Atlanta, Inc., relating to the office lease for the Company's administrative office in Duluth, Georgia, filed as
Exhibit 10.20 to the Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

10.18   Non-employee Director Stock Compensation Plan, dated
August 27, 1996, filed as Exhibit 4.3 to the Form S-8
Registration Statement filed by the Company with the SEC on December 20, 1996.*

10.19 Loan Agreement, dated March 31, 1997, among Syncor Pharmaceuticals, Inc., as borrower, the Company, as guarantor, and The First National Bank of Chicago, as lender, filed as
Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.

10.20   Credit Agreement, dated August 8, 1997, between Syncor
International Corporation and Mellon Bank, N.A., filed as Exhibit
10.2 to the Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

10.21   Syncor International Corporation Deferred Compensation
Plan effective January 1, 1998, filed as Exhibit 10.24 to the
Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.*

10.22   Consulting Agreement, dated January 31, 1998, between
James F. Mitchell and the Company, filed as Exhibit 10.25 to the Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.*

10.23 Credit Agreement, dated as of January 5, 1998, among the Company, as borrower, The First National Bank of Chicago, as lender and administrative agent, and Mellon Bank, N.A., as lender, filed as Exhibit 10.26 to the Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

10.24 Executive Long-Term Performance Equity Plan, effective as of January 1, 1998, filed as Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.

10.25   First Amendment to Executive Long-Term Performance Equity
Plan, dated as of November 17, 1998.*

10.26 Amended and Restated Employment Agreement of Monty Fu, dated January 1, 1997, and amended and restated as of December 31, 1997, filed as Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.

10.27   Amended and Restated Employment Agreement of Robert G.
Funari, dated January 1, 1997, and amended and restated as of December 31, 1997, filed as Exhibit 10.3 to the Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.*

10.28 1998 Senior Management Stock Purchase Plan, effective as of June 16, 1998, filed as Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.*

10.29 Universal Performance Equity Participation Plan, effective as of June 16, 1998, filed as Exhibit 10.2 to the Form
10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.*

10.30 New Employee Stock Option Plan, dated as of June 1, 1998, filed as Exhibit 10.1 to the Form 10-Q for the quarter ended
September 30, 1998, and incorporated herein by reference.*

10.31   Form of Stock Option Agreement under the New Employee
Stock Option Plan as entered into between the Company and certain employees.*

11.     Statement Re:  Computation of Per Share Earnings

        Computation can be clearly determined from the material contained in the Company's Annual Report to Stockholders for year ended December 31, 1998.

13.     Annual Report to Security Holders

        Syncor International Corporation Annual Report to
Stockholders for the year ended December 31, 1998, except for specific information in such Annual Report expressly incorporated herein by reference, is furnished for the information of the Commission and is not to be deemed "filed" as part hereof.


21.       Subsidiaries of the Registrant
Name of Subsidiary                              State or Country of Organization
Syncor Management Corporation                   Delaware
Syncor Midland, Inc.                            Texas
Syncor Pharmaceuticals, Inc.                    Delaware
Comprehensive Medical Imaging, Inc.             Delaware
Comprehensive Diagnostic Imaging, Inc.**        Delaware
Medical Diagnostic Leasing, Inc.**              Delaware
Syncor Diagnostics, LLC**                       California
TME, Inc.**                                     Delaware
Beijing Syncor Medicine Corporation, Ltd.       People's Republic of China
Pharmatopes (Proprietary) Limited***            South Africa
Shanghai Syncor Medicine Corporation, Ltd.      People's Republic of China
Syncor de Mexico, S.A. de C.V.***               Mexico
Syncor de Puerto Rico, Inc.***                  Puerto Rico
Syncor Hong Kong Limited***                     Hong Kong
Syncor International (Thailand) Co., Ltd.       Thailand
Syncor Korea, Inc.***                           South Korea
Syncor New Zealand Limited***                   New Zealand
Syncor Pharmacies Australia Pty. Ltd.***        Australia
Syncor Overseas Ltd.                            British Virgin Islands
Syncor Philippines, Inc.***                     Philippines
Syncor Taiwan, Inc.***                          Taiwan
Syncor Radiofarmacos, S.L. ***                  Spain
Syncor de Colombia, S.A. ***                    Colombia
Syncor Italy, S.R.L. ***                        Italy
Sichuan Syncor Medicine Corporation, Ltd. ***   People's Republic of China
Alva Nuclear S.A. de C.V. ***                   Mexico
Alsyn Corporativos S.A. de C.V. ***             Mexico

23.     Consent of KPMG LLP

27.     Financial Data Schedule


_______________________________

* Management contracts or compensatory plan
** Subsidiaries of Comprehensive Medical Imaging, Inc.
*** Subsidiaries of Syncor Overseas Ltd.

                         Exhibit 10.25

                       FIRST AMENDMENT TO
           EXECUTIVE LONG-TERM PERFORMANCE EQUITY PLAN

This First Amendment to Executive Long-Term Performance Equity Plan, dated as of November 17, 1998 (this "Amendment"), hereby amends that certain Executive Long-Term Performance Equity Plan, dated as of January 1, 1998 (the "Plan"), for Syncor International Corporation, a Delaware corporation (the "Company"). Initially capitalized terms used but not defined herein shall have the same meaning thereto as set forth in the Plan.

1. In determining the number of shares of Allocated Stock to be awarded to a Participant, the dollar value of the Allocated
Stock award will be divided by $20, $25, $34 or $43, as the case may be.

2. For purposes of determining the total shareholder return (the "TSR") measure, the S&P Health Care Composite Index shall be used for the first stock price target, and the S&P Small Cap Health Care Index shall be used for each of the second, third and fourth stock price targets.

3. The TSR measure will be comprised of a ratio of (i) the Company's stock price growth during the 12-month period ending on the date a stock price target is attained (i.e., on the tenth day in which the closing price is at or above the stock price target), to (ii) the growth of the applicable S&P health care index during the corresponding period. If a stock price target is attained on or before December 31, 1998, the comparison period will commence on January 1, 1998 and end of the date the stock price target is attained.

4. If price targets are overachieved relative to the applicable S&P Health Care Index, the Option component of the Award for overachievement (the part over target) will be paid in cash, and the Allocated Stock component for overachievement may be received in cash or in the Company's stock, at the discretion of the Participant.

5. This Amendment is effective as of the date first set forth above. Except as amended hereunder, all other terms and conditions of the Plan shall remain in full force and effect.

                         Exhibit 10.31

                            FORM OF
                NEW EMPLOYEE STOCK OPTION PLAN
                        AWARD AGREEMENT


Name of Participant:

Address of Participant:

Social Security Number:

Number of Shares:

Exercise Price Per Share:

Award Date:

Expiration Date:

WHEREAS, pursuant to the Corporation's New Employee Stock Option Plan (the "Plan"), the Participant has been granted a Non-Qualified Stock Option (the "Option" or "Award") to purchase shares of Common Stock of the Corporation upon the terms and conditions hereinafter set forth;

NOW, THEREFORE, the Participant and the Corporation agree as follows:

1. Grant of Option. The Corporation has granted to the Participant as a matter of separate inducement and agreement in connection with his or her employment, and not in lieu of any salary or other compensation for his or her services, the right and option to purchase, in accordance with the Plan and on the terms and conditions of the Plan and those hereinafter set forth, all or any part of the number of shares of Common Stock stated above (the "Common Stock") at the price stated above (the "Price"), exercisable from time to time subject to the provisions of this Award Agreement prior to the close of business on the Expiration Date stated above.

2. Exercisability of Option. Except as otherwise provided in the Plan or this Award Agreement, the Option shall become exercisable from time to time as follows: (i) 25% of the Common Stock shall become purchasable twelve months after the Award Date; (ii) an additional 25% of the Common Stock shall become purchasable twenty-four months after the Award Date; (iii) an additional 25% of the Common Stock shall become purchasable thirty-six months after the Award Date; and (iv) an additional 25% of the Common Stock shall become purchasable forty-eight months after the Award Date; provided, however, that the Option may not be exercised as to less than 10 shares at any one time unless the number of shares purchased is the total number at the time available for purchase under an installment of the Option. If the Participant does not, in any given installment period, purchase all of the shares which he or she is entitled to purchase in such installment period, the Participant's right to purchase any shares not so purchased shall continue until the Expiration Date, unless theretofore terminated in accordance with the provisions hereof and of the Plan. The Option may be exercised only as to whole shares.

3. Method of Exercise and Payment. Each exercise of the Option shall be by means of written notice of exercise duly delivered to the Corporation, specifying the number of whole shares with respect to which the Option is being exercised, together with any written statements required pursuant to Section 10 below and payment of the Price made in accordance with Section
2.2 of the Plan.

4. Not a Contract for Employment. Nothing contained in this Award Agreement or in the Plan shall confer upon the Participant any right to continue in the employ of the Corporation or constitute any contract or agreement of employment. The Participant acknowledges that the Corporation has the right to terminate the Participant at will. Nothing contained in this Award Agreement or in the Plan shall interfere in any way with the right of the Corporation to (a) terminate the employment of the Participant at any time for any reason whatsoever, with or without cause, or (b) reduce the compensation received by the Participant from the rate in existence on the Award Date.

5. Effect of Termination of Employment. The Option and all other rights hereunder, to the extent such rights shall not have been exercised prior thereto, shall terminate and become null and void on the date the Participant ceases to be employed by the Corporation; provided, however, that the Participant may, to the extent the Option shall have become exercisable prior to such date, exercise the Option at any time within (1) up to three months after termination of employment other than termination for Retirement, Total Disability, death or through discharge for cause; (2) up to twelve months after such termination if such termination occurs by reason of Retirement or Total Disability; or (3) up to twelve months after the Participant's death, if the Participant dies while in the employ of the Corporation or during the period referred to in clause (2) above. During the period after death, the Option may, to the extent exercisable on the date of death (or earlier termination), be exercised by the person or persons to whom the Participant's rights under the Plan and this Award Agreement shall pass by will or by the applicable laws of descent and distribution. Unless sooner terminated pursuant to the Plan, the Option shall expire at the end of the applicable period specified in clauses (1), (2) or (3) above, to the extent not exercised within that period.

6. Non-Assignability of Option. The Option shall not be subject to sale, transfer, pledge, assignment or alienation other than by will or the laws of descent and distribution regardless of any community property or other interest therein of the Participant's spouse or such spouse's successor in interest. In the event that the spouse of the Participant shall have acquired a community property interest in the Option, the Participant, or such transferees, may exercise it on behalf of the spouse of the Participant or such spouse's successor in interest.

7.     Adjustments Upon Specified Changes. As set forth in
Section 6.2 of the Plan, upon the occurrence of specified events relating to the Corporation's stock, adjustments will be made in the number and kind of shares that may be issuable under, or in the consideration payable with respect to, an Award.

8. Acceleration. Upon the occurrence of an Event as defined in the Plan, including a Change of Control, the Award shall become immediately exercisable to the full extent theretofore not exercisable unless prior to an Event the Board determines otherwise; subject, however, to compliance with applicable regulatory requirements, including without limitation Rule 16b-3 promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act").

9. Participant Not a Shareholder. Neither the Participant nor any other person entitled to exercise the Option shall have any of the rights or privileges of a shareholder of the Corporation as to any shares of Common Stock for which stock certificates have not been actually issued and delivered to him or her. No adjustment will be made for dividends or other rights for which the record date is prior to the date on which such stock certificate or certificates are issued even if such record date is subsequent to the date upon which notice of exercise was delivered and the tender of payment was accepted.

10.     Application of Securities Laws.

        (a) No shares of Common Stock may be purchased pursuant to the Option unless and until any then applicable requirements of federal and state securities laws and regulations, and any exchanges upon which the Common Stock may be listed, shall have been fully satisfied. The Participant represents, agrees and certifies that:

            (i) If the Participant exercises the Option in whole or in part at a time when there is not in effect under the Securities Act of 1933, as amended (the "Securities Act"), a registration statement relating to the Common Stock issuable upon exercise and available for delivery to him or her a prospectus meeting the requirements of Section 10 of the Securities Act ("Prospectus"), the Participant will acquire the Common Stock issuable upon such exercise for the purpose of investment and not with a view to resale or distribution and that, as a condition to each such exercise, he or she will furnish to the Corporation a written statement to such effect, satisfactory in form and substance to the Corporation; and

            (ii) If and when the Participant proposes to publicly offer or sell the Common Stock issued to him or her upon exercise of the Option, the Participant will notify the Corporation prior to any such offering or sale and will abide by the opinion of counsel to the Corporation as to whether and under what conditions and circumstances, if any, he or she may offer and sell such shares, but such procedure need not be followed if a Prospectus was delivered to the Participant with the shares of Common Stock and the Common Stock was and is listed on a national securities exchange or traded as a National Market System security through the facilities of NASDAQ.

        (b) The Participant understands that the certificate or certificates representing the Common Stock acquired pursuant to the Option may bear a legend referring to the foregoing matters and any limitations under the Securities Act and state securities laws with respect to the transfer of such Common Stock, and the Corporation may impose stop transfer instructions to implement such limitations, if applicable. Any person or persons entitled to exercise the Option under the provisions of Section 5 above shall be bound by and obligated under the provisions of this
Section 10 to the same extent as is the Participant.

        (c) The Board of Directors of the Corporation may impose such conditions on an Award or on its exercise or acceleration or on the payment of any withholding obligation (including without limitation restricting the time of exercise to specified periods) as may be required to satisfy applicable regulatory requirements, including, without limitation, Rule 16b-3 (or any successor rule) promulgated by the Commission pursuant to the Exchange Act.

11. Notices. Any notice to be given to the Corporation under the terms of the Award Agreement or pursuant to the Plan shall be in writing and addressed to the Secretary of the Corporation at its principal office and any notice to be given to the Participant shall be addressed to him or her at the address stated above, or at such other address as either party may hereafter designate in writing to the other party. Any such notice shall be deemed to have been duly given when enclosed in a properly sealed envelope addressed as aforesaid, registered or certified, and deposited (postage and registry or certification fee prepaid) in a post office or branch post office regularly maintained by the United States Government.

12. Effect of Award Agreement. The Award Agreement shall be assumed by, be binding upon and inure to the benefit of any successor or successors of the Corporation to the extent provided in Section 6.2(b) of the Plan.

13. Tax Withholding. The provisions of Section 6.6 of the Plan are hereby incorporated and shall govern any withholding that the Corporation or Subsidiary employing the Participant is required to make with respect to an exercise of the Option, as well as the Corporation's right to condition a transfer of Common Stock upon compliance with the applicable withholding requirements of federal, state and local authorities.

14. Terms of Plan Govern. The Award and this Award Agreement are subject to, and the Corporation and the Participant agree to be bound by, all of the terms and conditions of the Plan. Capitalized terms used in this Award Agreement have the meanings defined in the Plan. The Participant acknowledges receipt of a copy of the Plan. The rights of the Participant are subject to limitations, adjustments, modifications, suspension and termination in certain circumstances and upon the occurrence of certain conditions as set forth in the Plan.

15. Law Applicable to Construction; Currency. The interpretation, performance and enforcement of the Award and this Award Agreement shall be governed by the laws of the State of Delaware. All currencies expressed are in U.S. Dollars.

16. Notice of Disposition. The Participant agrees to notify the Corporation of any sale or other disposition of any shares of Common Stock received upon exercise of the Option if such sale or disposition occurs within two years after the Award Date or within one year after the date of exercise of the Option. IN WITNESS WHEREOF, the Corporation has caused this Award Agreement to be executed on its behalf by a duly authorized officer and the Participant has hereunto set his or her hand as of the Award Date.



CORPORATION:                         PARTICIPANT:

SYNCOR INTERNATIONAL CORPORATION,
a Delaware corporation



By:_____________________________     ___________________________
    Robert G. Funari
    President and Chief Executive
    Officer


Date:____________________________    Date:______________________






                      CONSENT OF SPOUSE

I join with my spouse, the Participant herein named, in executing the foregoing Non-Qualified Stock Option Award Agreement and agree to be bound by all of the terms and provisions thereof and of the Plan.




__________________________________
Signature of Participant's Spouse

                              Exhibit 13

                      SYNCOR 1998 ANNUAL REPORT

Outside Front Cover:
[A photo of a Syncor Driver carrying a delivery case in to the Emergency Department of a hospital. A syncor prescription label is on the bottom left side]

SYNCOR INTERNATIONAL CORPORATION 1998 ANNUAL REPORT

Inside Front Cover:
[Corporate Profile]

CORPORATE PROFILE

     Syncor International Corporation is the world's leading provider of radiopharmaceuticals and comprehensive nuclear pharmacy services. Through Comprehensive Medical Imaging, Inc., a wholly owned subsidiary, Syncor is also one of the nation's leading providers of medical imaging services.
     Syncor pioneered the outsourcing of radiopharmacy services in 1974. Through its core specialized pharmacy services business, Syncor compounds and dispenses radiopharmaceuticals for diagnostic and therapeutic use by nuclear medicine departments in hospitals and outpatient clinics. Syncor distributes these time-critical products - in patient-specific unit-dose and multidose form - through an integrated network of strategically located pharmacies: 120 domestic and 14 international. This network, which serves more than 7,000 customers, also provides nuclear medicine management and information services.
     Syncor entered the $60 billion medical imaging services market in 1997 and now, through Comprehensive Medical Imaging, owns or operates 37 medical imaging centers in selected metropolitan areas in 11 states and Puerto Rico. In 1998, Syncor also began expanding its medical imaging business into international markets through Syncor Overseas Ltd., the subsidiary responsible for the Company's rapidly growing overseas operations.
     Another subsidiary, Syncor Pharmaceuticals, Inc., manufactures Iodine-123 capsules, which are used to diagnose thyroid disorders.


FINANCIAL HIGHLIGHTS
                                   Year Ended     Year Ended     Year Ended
                                   December 31,   December 31,   December 31,
(In thousands, except per share data)                           1998           1997           1996
____________________________________________________________________________________________________
Net sales                                                    $449,023       $380,563       $366,447

Net income - continuing operations                           $ 13,931       $ 10,032       $  6,900

Net income per basic share - continuing operations           $   1.30       $   1.00       $   0.66

Net income per diluted share - continuing operations         $   1.23       $   0.98       $   0.65

Cash, cash equivalents and marketable securities             $ 19,722       $ 29,301       $ 27,711

Cash generated by operations                                 $ 33,604       $ 22,529       $ 16,070

[There are (4) Bar Charts drawn as follows:]
Net Sales 1994-1998
Net Income - Continuing Operations 1994-1998
Earnings Per Diluted Share, Continuing Operations 1994-1998
Stock Price (high/low/close) 1994-1998

SYNCOR'S MISSION
Syncor will be the undisputed worldwide leader in providing comprehensive imaging, specialized pharmacy and management services to the healthcare community.

SYNCOR'S STRATEGY FOR GROWTH
Our growth strategy consists of two objectives. The first calls for the continued expansion and strengthening of our position as the world's leading provider of radiopharmacy services. The second objective is to achieve leadership in the medical imaging field through selective investments and acquisitions and the development of innovative business approaches to imaging services that will meet the changing needs of physicians and patients.

SYNCOR'S TRADITION OF LEADERSHIP
Syncor is the recognized service leader in the radiopharmaceuticals business. We attained this position by pioneering the outsourcing of radiopharmaceutical compounding services. We maintain this position through innovations that add value.

Examples:
1991 Introduced the Unit Dose Manager(TM), the industry's first integrated nuclear medicine department information system for the management of unit-dose radiopharmaceuticals.

1992 Established the first national network of radiopharmaceutical information support specialists.

1994 Became the preferred distributor of DuPont Merck's Cardiolite(R), which has since become the industry's "gold standard" radiopharmaceutical for stress testing.

1994 Introduced SECURE(TM), a unique delivery system that reduces biohazards associated with the handling of radiopharmaceutical injection devices.

1995 Established the only in-house Authorized Nuclear Pharmacist Training Program, recognized by the Nuclear Regulatory Commission (NRC) and accredited by the American Council on Pharmacy Education.

1996 Introduced NUCLink(TM) software, which enables two-way communication between Syncor radiopharmacies and customers for placing orders and determining their status.

1997 Introduced the Service Difference Guarantee(SM), the industry's first written guarantee that customer service expectations would be met or exceeded.

1997 Introduced SYNtrac(TM), the industry's first Windows-based software system for monitoring and managing nuclear medicine department functions.

1998 Introduced Piglet(TM), Piglet 2(TM), and PETPig(TM), the industry's first tungsten product delivery containers for optimal radiation shielding with minimal weight.

1998 Developed the first and only Nuclear Pharmacy Technician training program.

SYNCOR'S EXTRAORDINARY YEAR AT A GLANCE
January Made a commitment to enhance stockholder value by doubling earnings per share over a four-year period.

January Signed first nationwide contract with Kaiser Foundation Health Plan, America's largest not-for-profit HMO, for radiopharmaceutical services.

January   Announced the acquisition of three medical imaging businesses:
          National Diagnostic Services, Inc., International Magnetic Imaging, Inc., and TME, Inc.

March Achieved over $102 million in first quarter sales - the highest quarterly sales volume in Syncor's 24-year history.

April Articulated a new strategy for international business growth via expansion of medical imaging services and strategic overseas acquisitions.

May Consolidated the medical imaging businesses into Comprehensive Medical Imaging, Inc., a wholly owned subsidiary.

June Received stockholder approval of new senior management stock purchase and universal employee stock option plans that better align the interests of stockholders, management and employees.

June Became the exclusive distributor of positron emission tomography (PET) radiopharmaceuticals produced by one of New England's largest hospitals.

July Reported record earnings from continuing operations and a 64 percent increase in operating income for the second quarter as well as a second consecutive quarter of record sales in excess of $100 million.

August Entered technology licensing and consulting agreements with the government of Israel for Syncor's first licensee-operated radiopharmacy.

September Increased coverage of the Washington, D.C. area with the acquisition of a new imaging center in Fairfax, Virginia.

October Announced a 119 percent operating income increase for the third quarter and an 86 percent increase for the nine months ended September 30.

December Established Syncor's first free-standing overseas medical imaging facility in Auckland, New Zealand.

December Completed construction in Bogota, Colombia, of Syncor's first South American radiopharmacy.

December Celebrated highest Syncor stock price of the year: $27.25 per share - up 69 percent from $16.13 in December 1997.

[A photo of John Harloe and James S. McClure]
"When a company's plan for improving profitability includes incentives that enable employees to benefit financially, good things happen - as, in fact, they have at Syncor. As soon as they made their stock options more inclusive, operating margins improved substantially."
John Harloe and James S. McClure
Barrow Hanley McWhinney & Strauss
Dallas, Texas
Syncor's Institutional Stockholder

TO OUR SHAREHOLDERS
Syncor had an extraordinarily good year in 1998, and we have you to thank. Last spring you approved a senior management stock purchase plan that more closely aligns management performance with stockholder interest and a universal employee stock option plan that creates innovative wealth-sharing opportunities for our business partners. Combined with a management performance plan that links the officers' bonuses to the attainment of stock targets, these plans have generated outstanding results.
     We began 1998 with Syncor's stock trading at $16 per share. By December, Syncor's stock was trading at $27 per share, already exceeding our 1999 target of $25 per share and forging toward our $34 per share target for the year 2000.
     This impressive rise in market valuation reflects an equally strong improvement in the Company's financial performance. We started 1998 with a commitment to double earnings per share over a four-year period. In the first year of this effort, per-share earnings from continuing operations increased by 26 percent - from $.98 per diluted share in 1997 to $1.23 per diluted share in 1998.
     Much of this increase in Syncor's earnings is attributable to a phenomenal improvement in the financial performance of our radiopharmacy services. We are proud to report that this business - under the leadership of Executive Vice President and Chief Operating Officer Brad Nutter - increased net sales 9 percent over the prior year, while improving gross margins and reducing operating expenses. This financial performance resulted in a 23 percent increase in pre-tax operating income for 1998.
     In the 1997 annual report, we also articulated a commitment to transform Syncor from a $381 million single-business company to a $600 million multibusiness enterprise by 2001. One year into this process, we are pleased to report that 1998 sales reached a record $449 million with 8 percent of these revenues generated by our new medical imaging business. We anticipate that Syncor's market value will continue to rise in step with the Company's financial performance.
     Ultimately, Syncor's financial performance and market valuation reflect the value we provide to our customers. It is the Company's ongoing tradition of innovating in order to add value to our services that has made Syncor the undisputed leader in the radiopharmacy business. By applying the same dedication to providing superior value to medical imaging, we intend to make Comprehensive Medical Imaging, Inc. ("CMI"), the undisputed leader in that field as well.
     As for what constitutes added value, we recognize that only our customers are in a position to judge the worth of Syncor's services. For this reason, we invited several of our leading customers - as well as a major institutional investor who has taken a significant position with Syncor - to give us feedback on why they have chosen our company. We are honored to feature their comments in these pages and hope that they will give you a stronger sense of what Syncor has to offer.
     Before closing, we would like to take this opportunity to welcome Syncor's newest director and also the newest members of the Company's senior management team. Ronald Williams, president of Blue Cross of California, was elected to the Board of Directors in December 1998. David Ward, formerly president of American Rehability Services, Inc., was named president and chief executive officer of CMI in March 1999. Also, early last year, Haig Bagerdjian, formerly Syncor's general counsel and senior vice president of business development, became president of Syncor Overseas Ltd. and executive vice president and chief legal officer for Syncor. His successor as general counsel is John S. Baumann, who came to Syncor from KPMG LLP and is also a corporate vice president.
     On behalf of the Board of Directors, the corporate officers and Syncor's more than 3,000 worldwide business partners, we thank you for your continued support and confidence in us. We look forward in continuing to create greater stockholder value through leadership in radiopharmacy and medical imaging services through 1999 and beyond.


/s/ Monty Fu
_______________________________
Monty Fu, Chairman of the Board


/s/ Robert G. Funari
_______________________________
Robert G. Funari, President and Chief Executive Officer

March 31, 1999

[A photo of Syncor's Officers]
Standing (from left): Monty Fu, John S. Baumann, Brad Nutter, Haig S. Bagerdjian, Jack L. Coffey
Seated (from left):  Robert G. Funari, Sheila H. Coop, Michael E. Mikity

[There are 4 photos on Page 6]
Photo #1 Syncor pharmacist preparing a Nuclear Medicine dose in one of
     Syncor's locations
Photo #2 nuclear medicine scan of the heart
Photo #3 nuclear medicine scan of the heart
Photo #4 Mr. Ken Roseman and the caption reads:
"Syncor works cooperatively, proactively and ethically with AmeriNet and our more than 2,000 member hospitals. Syncor is an industry innovator. Their safety devices and computer programs are very useful tools that aren't available from anyone else. They've been doing a great job for us since 1992."
Ken Roseman, Vice President, Program Development, AmeriNet, St. Louis,
Missouri

RADIOPHARMACY
Syncor leads in the nation's radiopharmacy services market for three reasons. The first is the Company's operational excellence, which sets the industry standard. Syncor consistently delivers the right radiopharmaceutical doses to the right places at the right times. Our reported dispensing error rate - .0000173 percent of the more than six million doses we deliver annually - compares most favorably to the reported retail pharmacy rate of 1 to 2 percent.
     The second reason for Syncor's leadership has to do with the value-adding innovations we continually develop and refine to enable our hospital nuclear medicine department customers to better manage their operations and comply with complex regulatory requirements. (Please see page 2 for a summary of Syncor service "firsts").
     Syncor's ability to create the right kinds of innovations and service refinements stems from the breadth and depth of our customer relationships. No other industry provider has Syncor's volume or frequency of customer contact. More than 90 percent of our radiopharmacy employees have multiple direct daily contacts with customers in 7,000 hospitals, clinics and imaging centers every day.
     This exceptional degree of direct daily contact has resulted in the third reason for Syncor's leadership in radiopharmacy services: specialized knowledge. The unrivaled closeness that we enjoy with customers not only enables us to understand, anticipate and satisfy their needs but also provides Syncor with comprehensive information on the actual use and performance of the products we compound and deliver. Because we are the nation's leading provider of radiopharmacy services - with approximately 52 percent market share and a pharmacy network that serves more than 93 percent of the communities where nuclear medical imaging services are available - the information we gather is highly indicative of how radiopharmaceuticals are used and how prescribing physicians perceive their effectiveness and safety. As such, the value of this information to manufacturers is also high, and Syncor is the only pharmacy services provider that systematically offers manufacturers comprehensive data of this type.
     The Company's ability to bring so much valuable information back to manufacturers as well as forward to customers is unique. Through the refinement of its capabilities, Syncor is preparing to play a new type of leadership role as the central information repository for the nuclear medicine industry.
     Meanwhile, Syncor plans to enhance its position as the radiopharmacy services market leader by strengthening its national nuclear pharmacy network, augmenting and further differentiating the Company's services, and expanding product offerings by diversifying the Syncor Pharmaceuticals, Inc. product line and developing new relationships with other manufacturers.

[There are 5 photos on page 8]
Photo #1 CMI Technician screening images of a patient whose head is being scanned in one of Syncor's CMI locations.
Photo #2 Dr. J. Bruce Jacobs and the caption reads:
"My partnering experience with Comprehensive Medical Imaging has been very positive. I sold them the technical side of my practice a year ago. I retain operational control. The benefits are many: More capital for new equipment. More negotiating power. Improved vendor and employee relations. Expanded marketing contacts. Access to a nationwide information network."
J. Bruce Jacobs, MD
Desert CT/MRI
Palm Springs and Rancho Mirage, California
Photo #3 Maria Greenwald and the caption reads:
"Dr. Jacobs and Desert CT/MRI provide first rate service to me and my patients. They are invariably accommodating with rapid, responsive reports. The quality of their radiographic technique and interpretation is uniformly highly regarded throughout the Coachella Valley."
Maria Greenwald, M.D., F.A.C.R.
Rancho Mirage, California
Photo #4 MRI image of the brain
Photo #5 MRI image of the skull

MEDICAL IMAGING
Syncor's newest subsidiary, Comprehensive Medical Imaging, Inc. ("CMI"), contributed $37 million to the Company's 1998 revenues. We believe that this business will experience rapid profitable growth over the next several years. CMI's long-term objective is to become the leading provider of high-value, comprehensive medical imaging, radiology, and information management services to healthcare providers. CMI plans to earn its leadership position by consistently providing high-quality, cost-effective service that results in increased physician and patient satisfaction and improved patient outcomes.
     Since its formation in May 1998, CMI has focused on integrating its operations into an overall strategy for attaining its long-term objective. This strategy consists of two parts. The first concentrates on enhancing the current free-standing imaging center business and the second on developing a future business in hospital radiology outsourcing and medical imaging shared-service networks.
     Underlying these strategies are a number of basic operating principles, the first of which is the recognition that hospitals are our most important customers. Hospitals account for more than 75 percent of all spending on medical imaging products and services. They also represent more than 80 percent of Syncor's current revenues, which means that CMI has a unique opportunity to differentiate itself from other imaging service providers by collaborating with these institutions to create win-win relationships.
     Steps toward enhancing CMI's current business include making selective investments and acquisitions in markets where CMI can achieve market leadership; developing a new model for doing business with radiologists that aligns their interests - and the Company's - with those of payers and providers; building or acquiring outstanding competency in the areas of billing and collections; and strengthening the sales and marketing organization in order to communicate the service and value difference that CMI provides.
     The lead strategy for developing the Company's future business consists of building a superior knowledge base in the areas of revenue flows, activity-based costing, and best demonstrated medical imaging practices in order to identify opportunities for improvement in both the outpatient and inpatient medical imaging markets. The next component calls for identifying intermediate steps that can move CMI toward its future businesses. Examples may include managing hospital nuclear medicine departments and hospital-owned off-site medical imaging centers, as well as exploring radiology outsourcing arrangements with existing Syncor hospital customers. Finally, CMI will make acquisitions as needed to bring in the skills and provide the market presence required for successful growth in these new business areas.

[A U.S. Map showing U.S. Medical Imaging Locations]

[There are 5 photos on page 10]
Photo #1 showing a technologist getting a patient prepared to be scanned. Photo #2 Dr. Barry Elison and the caption reads:
"Our practices have been Syncor customers since the company opened its first Australian radiopharmacy in 1997. I have been delighted with our association. By utilizing Syncor products and services, we have derived enormous benefits - especially in patient-scheduling flexibility and the convenience this offers our technologist staff."
Barry Elison, MD FRACP
Partner, Western Nuclear Medicine and
Wollongong Nuclear Medicine
Sydney, Australia
Photo #3 MRI image
Photo #4 MRI image
Photo #5 MRI image

INTERNATIONAL
Syncor's international subsidiary, Syncor Overseas Ltd., increased its revenues in 1998 by 52 percent and is aiming at annual sales of $75 million in 2001. A new business strategy, introduced early in 1998, is driving this accelerated growth. The new strategy differs from the previous business approach in two respects.
     Traditionally, Syncor Overseas expanded geographically by entering new markets to establish radiopharmacies. Because "greenfielding" in this manner incurs start-up losses for a relatively long period, the Company is now beginning to penetrate new markets through related businesses that generate profits more quickly, such as medical imaging, distribution of nuclear medical equipment and supplies, and management of nuclear medicine departments. For example, Syncor Overseas recently opened its first free-standing outpatient medical imaging facility in Auckland, New Zealand.
While Auckland could not have supported a full-scale, stand-alone nuclear pharmacy operation at this time, the new imaging center - which also includes a small radiopharmacy - gives the local medical community the best of both worlds.
     The second difference in strategy involves acquisitions. For the first time in its 13-year history, Syncor Overseas will be entering and expanding its presence in several promising markets by acquiring existing medical imaging businesses. The Company expects international acquisitions to account for a substantial portion of Syncor Overseas' revenues in 1999.
     Syncor Overseas will continue to expand in more traditional ways as well. The Company recently opened its first South American radiopharmacy in Bogota, Colombia, and its first European radiopharmacy is scheduled to open later this year in Santiago, Spain.
     The Company established its first overseas nuclear pharmacy in 1987 in Taiwan. Syncor now operates three radiopharmacies in that country and is Taiwan's leading radiopharmacy services provider. In this advanced Asian healthcare market, Syncor also manages the in-house nuclear medicine departments of three major hospitals.
     Syncor Overseas also operates a growing catalog sales business featuring medical imaging supplies and equipment and has begun to franchise the Company's management expertise as well as its proprietary management information and product delivery systems. During 1998, Syncor entered into licensing agreements with the government of Israel for the establishment of a pilot franchised nuclear pharmacy in Tel Aviv.
     Syncor intends to achieve leadership in world markets with the same strengths that have made the Company the undisputed leader in the U.S. What Syncor brings to the international marketplace - in addition to demonstrated operational excellence and a proven commitment to customer service - is knowledge of medical imaging and radiopharmacy operations as businesses. Because the need to control healthcare costs is universal, Syncor's formula for creating value for customers, partners, and payers has enormous potential for successful application worldwide.

[A World Map showing International Pharmacy Service Centers]


FINANCIAL INFORMATION
SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS
                                                                          PAGE
Selected Financial Data....................................................13
Management's Discussion and Analysis Results of Operations.................14
Consolidated Balance Sheet.................................................19
Consolidated Statements of Income..........................................20
Consolidated Statements of Stockholders' Equity and Comprehensive Income...21
Consolidated Statements of Cash Flows......................................22
Notes to Consolidated Financial Statements.................................23
Report of the Independent Auditors.........................................39
Management's Report........................................................39
Stockholder Information.....................................Inside Back Cover
=============================================================================

SELECTED FINANCIAL DATA

                                                                    TWELVE MONTHS ENDED DECEMBER 31,
(IN THOUSANDS EXCEPT PER SHARE DATA)           1998         1997         1996        1995       1994
______________________________________________________________________________________________________
Net sales                                    $449,023     $380,563     $366,447    $331,435   $319,193
Gross profit                                  131,950       90,165       80,193      73,626   $ 66,186
Income (loss):
  Continuing operations                        13,931       10,032        6,900       4,984      1,390

  Discontinued operations, net of taxes             -        1,063       (2,264)       (315)      (177)

  Net income                                   13,931       11,095        4,636       4,669      1,213

                                            ===========================================================

Earnings per basic share:
  Continuing operations                          1.30         1.00         0.66        0.48       0.13

  Discontinued operations, net of taxes             -         0.11        (0.22)      (0.03)     (0.02)

  Net income                                 $   1.30     $   1.11      $   .44     $   .45    $   .11
                                           ============================================================

Earnings per diluted share:
  Continuing operations                         1.23         0.98         0.65        0.48       0.13

  Discontinued operations, net of taxes            -         0.10        (0.21)      (0.03)     (0.02)

  Net income                                $   1.23     $   1.08      $  0.44     $  0.45    $  0.11
                                           ============================================================

Cash, cash equivalents and
  marketable securities                     $ 19,722     $ 29,301     $ 27,711    $ 26,559    $ 19,201

Working capital                             $ 44,024     $ 34,685     $ 35,515    $ 34,286    $ 26,616

Total assets                                $256,567     $164,563     $145,563    $133,680    $128,684

Long-term debt                              $ 70,322     $ 17,332     $  7,595    $  5,200    $  5,154

Stockholders' equity                        $111,373     $ 87,367     $ 78,532    $ 78,262    $ 73,850

Weighted average shares outstanding:
  Basic                                       10,726        9,998       10,424      10,341      10,507

  Diluted                                     11,339       10,282       10,629      10,481      10,507

Current ratio                                   1.59         1.60         1.62        1.69        1.54
                                           =============================================================

Number of domestic radiopharmacies               120          119          121         118         117

Days sales outstanding (excluding CMI)            54           51           50          55          55
                                           =============================================================

Management's Discussion and Analysis
Results of Operations Calendar Year 1998 and 1997

NET SALES
     Consolidated net sales in 1998 totaled $449 million, an increase of 18 percent or $69 million over the 1997 results. Syncor International Corporation's 1998 sales were positively affected by a number of factors, among which were strong growth in the cardiology-imaging market and the addition of the Medical Imaging business.

PHARMACY SERVICES BUSINESS
     Pharmacy Services sales in 1998 were $412 million, an increase of 8 percent or $31 million over the 1997 results. Growth in this market is currently estimated to be expanding at an annual rate of approximately 16 percent. Although the Company primarily supplies products for diagnostic purposes in the fields of oncology, cardiology and neurology, it is the strong growth in the cardiology marketplace that continues to drive sales. The principal cardiology-imaging agent continues to be DuPont's cardiology product, Cardiolite(TM), for which Syncor has preferred distribution rights. A competing radiopharmaceutical manufacturer/distributor is currently marketing a rival product to Cardiolite(TM). This competing product continues to gain some market share in this rapidly growing market. During 1998, several generic cardiology products (also distributed by the Company and available through a variety of sources) continued to experience volume declines as customers switched to the newer available imaging agents. In August of 1998, the Company instituted a price increase on Cardiolite(TM) and certain other products. Pricing for the remaining cardiology agents remained relatively flat during 1998. When all of the above factors are combined, the Company showed an annual gain in overall cardiology sales of approximately 14 percent. Cardiology sales constituted approximately 65 percent of the Company's 1998 sales. Syncor expects the trends discussed above to continue; however, the Company also expects the growth in the cardiology marketplace (particularly due to Cardiolite(TM)) to offset the negative factors.
     The Company recently announced the loss of a contract to sell radiopharmaceuticals to a Group Purchasing Organization. In the announcement, the Company indicated the annual loss of sales volume would be limited to approximately $10 to $15 million although the contract award was for a significantly larger amount. The Company also believes that the effect on earnings as a result of the loss of this contract will not be material. This belief is based on the Company's experience with the loss of a similar contract in a competitive bidding process approximately two years ago. The Company believes the strong customer loyalty and resulting business retention, despite a contractual loss, are the results of its ability to provide superior service to its customers. The outlook for 1999 continues to remain positive. Despite the negative factors discussed above, Syncor continues to expect net revenue gains from it radiopharmacy business.

MEDICAL IMAGING BUSINESS
     In 1997, the Company entered into the medical diagnostic imaging business with the planned start-up of ten "Open MRI" centers as part of a joint venture. As of December 31, 1998, seven of those ten centers were operational. During 1998, the Company acquired three medical imaging companies for approximately $47 million and the assumption of $34 million in various liabilities. These acquisitions were all completed on or about the end of the first quarter of 1998 and now operate, along with the Open
MRI business, under a newly formed subsidiary, Comprehensive Medical
Imaging, Inc. ("CMI"). Revenues for 1998 amounted to approximately $37 million and are included in the consolidated operating results of the Company. Revenues for the Medical Imaging business in 1997 were negligible.


GROSS MARGIN
     Syncor's gross margin increased in 1998 to $132 million, an increase of 46 percent when compared to 1997. As a percentage of net sales, gross profit increased to 30 percent, compared to 24 percent in 1997. Gross profit was affected by a number of issues, including mix shift, price increases, a reduction in certain material acquisition costs and the addition of the Medical Imaging business, which generates substantially higher gross margins when compared to the Pharmacy Services business.

PHARMACY SERVICES BUSINESS
     The Company continues to experience a shift in its sales mix as a result of growth in the cardiology sector. Generally, servicing this sector produces higher margins than other sectors. In addition, the Company received incentives from a manufacturer for achieving certain sales volume levels plus some price decreases on selected products. In August 1998, the Company instituted a price increase, primarily on cardiology products. This price increase was phased in to correspond with contract renewal dates and other issues. Labor costs in 1998 were targeted for increased focus in order to ensure optimal utilization of resources and the attainment of certain efficiencies. As a result, labor costs for 1998 in the Pharmacy Services business were maintained at approximately the 1997 levels. Labor costs will continue to be targeted in 1999 for the express purpose of increasing efficiencies and maximizing utilization.

MEDICAL IMAGING BUSINESS
     The Medical Imaging business had gross margins which amounted to $28 million or 74% of net sales for 1998, the first year of operations. During 1998, certain actions were taken to eliminate low-paying contracts and strengthen CMI's radiology affiliations to provide better quality radiology services and greater geographic coverage. The short-term impact of these decisions reduced revenues and gross margins during the second and third quarter of 1998 until new third-party payer contracts and radiology agreements were established.

OPERATING, SELLING AND ADMINISTRATIVE COSTS
     Operating, selling and administrative expenses increased $30 million in 1998 as compared to 1997, and as a percentage of 1998 net sales to 24 percent compared to 20 percent in 1997. Operating expenses increased primarily as a result of the acquisition of the Medical Imaging business.
The Medical Imaging business acquisition and subsequent operations accounted for approximately $25 million or 82 percent of this increase. The Medical Imaging business typically has less cost of goods sold and a greater proportion of indirect operating costs related to salaries, equipment costs, billing fees and expenses, and building leases.
     In addition, increases were due to including a full year of operation of certain manufacturing facilities and the expansion of the international radiopharmacy business. Costs associated with the conversion of the Company's systems (year-2000 compliance), expansion of the information technology infrastructure, and continued investment in re-engineering certain critical business practices were also incurred. Programs that focus on the long-term competitiveness of the Company continue to receive funding.
     Operating, selling and administrative expenses are expected to increase from their current levels although not as dramatically. This expansion will occur as the Medical Imaging business is expanded and has a full year of operations, new systems are implemented as a result of our re-engineering efforts, new field systems are designed, and expansion continues in the international marketplace.

DEPRECIATION AND AMORTIZATION
     Depreciation and amortization in 1998 increased to $15 million from $10 million in 1997. The majority of the increase is associated with the purchase of the Medical Imaging business. Depreciation and amortization expense for the Medical Imaging business amounted to $5 million, which included approximately $1.5 million relating to amortization of goodwill.
In addition, the Company's depreciation expense also increased with increased systems infrastructure.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest income earned on the Company's investment portfolio is affected by changes in the general level of U.S. interest rates. The Company's short-term borrowings effectively bear interest at variable rates and therefore, changes in U.S. interest rate affect interest expense incurred thereon. Changes in interest rates do not affect interest expense incurred on the Company's long-term borrowings because they all bear interest at fixed rates. The table below provides information about the Company's financial debt instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates. The Company did not engage in any interest rate swaps during this period. The fair value of these instruments approximate the carrying value.


DECEMBER 31, 1998                                                              There-
(IN THOUSANDS)                1999      2000      2001      2002      2003     after     Total
_________________________________________________________________________________________________
Long-term debt
  Fixed rate                  $ 6,912   $ 4,670   $ 3,541   $ 2,472   $  926   $ 3,368   $21,889
     Average interest rate      8.90%     8.73%     8.38%     7.76%    6.76%     6.21%
  Variable rate               $ 2,210   $ 2,385   $48,385   $ 4,575        0         0   $57,555
     Average interest rate      6.81%     6.58%     0.00%     0.00%


RESULTS OF OPERATIONS, CALENDAR YEARS 1997 AND 1996

NET SALES
     Consolidated net sales in 1997 totaled $380 million, an increase of 4 percent or $14 million over the 1996 results. Syncor International Corporation's 1997 sales were affected by a number of conflicting factors. The expanding cardiology market place continues to drive sales growth. Expansion in this market is comprised of several products and is currently estimated at approximately 17 percent. The principal cardiology-imaging agent continues to be DuPont's cardiology product Cardiolite(TM) for which Syncor has preferred distribution rights. A competing radiopharmaceutical manufacturer/distributor is currently marketing a rival product to Cardiolite(TM). This new product was introduced late last year and also continues to gain some market share, currently estimated at 12 percent of the total profusion market. In addition to Cardiolite(TM), several generic cardiology products (also distributed by the Company and available through a variety of sources) continue to experience volume declines as customers switch to the newer available imaging agents. Pricing for all cardiology agents has been steady during the current year with the exception of one product experiencing a significant decline. When all of the above factors are combined, the Company shows an annual gain in overall cardiology sales of approximately 8.2 percent. Cardiology sales currently constitute approximately 65 percent of the Company's annual sales. Syncor expects the trends discussed above to continue; however, the Company also expects the growth in the cardiology marketplace (particularly due to Cardiolite(TM)) to offset the negative factors.
     In 1997, Syncor announced the loss, through the process of competitive bidding, of a contract to supply products to a large hospital-supplies buying group. The annual revenues associated with this buying group are estimated to be in the range of $60 to $65 million. The Company also stated at that time that certain steps would be taken to minimize the impact of losing this contract. During 1997, Syncor was successful in reducing the potential loss associated with the lost contract to a total of approximately $8 million, with estimated lost pretax profits at $1.6 million. The Company continues to implement steps to minimize the long-term impact on revenues and profits from the lost contract.

GROSS MARGIN
     Syncor's gross margin increased in 1997 to $90.2 million, an increase of
12.4 percent when compared to 1996. However, when viewed as a percentage of net sales, gross profit increased to 23.7 percent, compared to 21.9 percent in 1996. Gross profit was affected by a number of issues, chiefly a reduction in certain material acquisition costs. During 1997, the Company announced the re-negotiation of a contract for materials acquisition from one of its principal suppliers. The contract contained certain volume levels plus an increased period of time in which the Company would continue to utilize the supplier on a sole-source basis. In exchange for these commitments, the Company received favorable pricing on some of the generic products distributed by the supplier. Many of these provisions expired in December 1997; however, marketplace economics have dictated that these pricing levels remain in effect in 1998. Offsetting these gains in material costs were higher-than-expected labor costs in the core business. Increased labor costs were being driven by shortages in key positions and market economics that were not offset by price increases. In addition, Syncor instituted a pilot program, which provided for incentive bonuses if certain key business goals were reached. The Company believes that the program was successful and will be expanding it beyond the original pilot group in 1998. Continued monitoring of labor costs in 1998 has been established in order to ensure optimal utilization of resources. The goal will be to contain labor costs at the 1997 level in the core business.

OPERATING, SELLING AND ADMINISTRATIVE COSTS
     Operating, selling and administrative expenses increased $6.1 million in 1997 as compared to 1996, and as a percentage of 1997 net sales to 17.7 percent compared to 16.7 percent in 1996. Operating expenses increased for a number of reasons, including the acquisition of certain manufacturing facilities, the start-up and operation of the diagnostic imaging business, the expansion of the international radiopharmacy business, and severance costs associated with the reorganization of certain aspects of the core business. Other expense increases were due to the conversion of the Company's financial systems (year-2000 compliance), expansion of the information technology infrastructure, continued investment in re-engineering certain critical business practices, and programs that focus on the long-term competitiveness of the Company.

DEPRECIATION AND AMORTIZATION
     Depreciation and amortization in 1997 decreased to $9.9 million from $10.4 million in 1996. The decrease is due to capitalized start-up costs, consulting and non-compete agreements originating prior to 1996 and becoming fully amortized during the year.

LIQUIDITY AND CAPITAL RESOURCES
     The acquisition of the Medical Imaging business necessitated the expansion of certain borrowing capacities within the Company. A line of credit was established, with a three-year term, in the amount of $75 million to facilitate the purchase of this business. Approximately $43 million of the line was utilized to purchase the businesses and to either restructure or repay some of the acquired businesses' debt. Management is reviewing the on-going capital requirements for the Medical Imaging business, and management has commitments to spend approximately $14 million to purchase equipment or upgrade facilities. The Radiopharmacy business is not capital intensive. There are no signed agreements to further expand either the Radiopharmacy or Medical Imaging businesses. However, management is continuing to examine potential acquisitions where the terms are favorable and may conclude some acquisitions during the next year. Financing any future acquisitions will either come from internal sources or additional borrowings on the line of credit. Approximately $29 million remains unused on the line of credit. Management believes that the Company has sufficient internal resources or the ability to access capital through either debt or equity markets to fund any business expansion or internal capital growth needs.

YEAR 2000
     Like many other companies, the Year 2000 computer issue creates risk for the Company. If the Company's computer systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The Company has therefore initiated a comprehensive project to prepare its computer systems for the year 2000.
     CORPORATE SYSTEMS. Migration & Legacy Systems. The Company's financial information systems include an SAP system implemented in 1997. This system has been vendor certified to be "Year 2000" compliant. The Company has conducted and continues to conduct periodic tests of this system. The
Company analyzed its remaining computer systems to identify any potential Year 2000 issues, and took appropriate corrective action based on the results of such analysis. This effort was completed as of late February
1999.
     PHARMACY SERVICES FIELD-BASED IT SYSTEMS AND RELATED COMPANY-SUPPLIED CUSTOMER IT SYSTEMS. The Company's domestic field based pharmacy system has been modified, tested, and fully deployed as of late February 1999. This system is believed to be Year 2000 compliant. The Company's international field-based system is being replaced by a newer Year 2000 compliant system. Development efforts for this new system are underway and are expected to be completed by late August 1999. All IT systems supplied by the Company for use by customers in their locations were either designed as Year 2000 compliant, or customers have been offered the opportunity to convert to a Year 2000 compliant system. The full and complete implementation of such conversions is dependent, however, on customer cooperation. The Company expects this rollout to be substantially completed by mid-1999. The estimated cost of such modifications to field and customer-installed systems, including amounts spent to date, is $250,000.
     RESIDUAL SYSTEMS & MEDICAL IMAGING BUSINESS. The effort to determine the Year 2000 compliance of residual systems (i.e. software supplied by external vendors and other "embedded" systems), including medical imaging equipment and systems, is estimated to be completed prior to year-end 1999. The imaging systems are critical to Medical Imaging's business and may require replacement of certain equipment or systems or hardware upgrades, in addition to those scheduled and budgeted for upgrade/replacement in the ordinary course of business.
  Many of the vendor-supplied residual systems are small (e.g., alarm systems, postage meters, etc.), while some are more sophisticated (e.g., desktops, desktop applications, and LAN applications). The estimated cost of such Year 2000 driven modifications/replacements to residual systems and Medical Imaging's business systems, including amounts spent to date, is not expected to exceed $750,000. This effort is scheduled to be completed in the third quarter of 1999.
     RISK ASSESSMENT; CONTINGENCY PLANNING. The Company is also in contact with suppliers, customers, other vendors and fiscal payers, including federal and state governments, Medicare fiscal intermediaries, insurance companies and managed care companies to determine the state of their Year 2000 compliance and to assess the potential impact on the Company's operations if key third parties are not successful in converting their systems in a timely manner. Risk assessment, readiness evaluation, action plans, testing with major suppliers, and contingency plans related to these third parties are expected to be completed by middle of calendar 1999. Notwithstanding the foregoing, there can be no assurance that another entity's failure to ensure Year 2000 capability would not have an adverse effect on the Company.
     The Company's risk management program includes emergency backup and recovery procedures to be followed in event of failure of a business-critical system. These procedures will be expanded to include specific procedures for potential Year 2000-related interruptions. These plans will be completed by middle of calendar 1999.
     The costs of the Company's Year 2000 readiness and the dates on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, unforeseen circumstances causing the Company to allocate its resources elsewhere, and similar uncertainties.
Additionally, as testing of Year 2000 functionality of the Company's systems must occur in a simulated environment, the Company will not be able to test full system Year 2000 interfaces and capabilities prior to Year
2000. The Company believes that the cost of its Year 2000 compliance projects over the next two years will not have a material effect on the Company's financial position or overall trends in results of operations.

NEW ACCOUNTING STANDARDS
     The Company will be required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes standards for reporting financial and descriptive information regarding derivatives and hedging activity. Since the Company does not have any derivative instruments, this standard will have no impact on the Company's financial position or results of operations.

SAFE HARBOR STATEMENT
     Statements which are not historical facts, including statements about our confidence, strategies and expectations, opportunities, industry and market growth, demand and acceptance of new and existing products, and return on investments are forward looking statements that involve risks and uncertainties, including without limitation, the effect of general economic and market conditions, supply and demand for our products, competitor pricing, maintenance of our current market position and other factors. Given these uncertainties, undue reliance should not be placed on such forward-looking statements.


CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
(IN THOUSANDS EXCEPT PER SHARE DATA)                               1998         1997
__________________________________________________________________________________________

ASSETS

Current Assets:
  Cash and cash equivalents                                     $ 13,824      $ 25,538
  Short-term investments                                           4,707         2,583
  Trade receivables, less allowance for doubtful
     accounts of $765 and $1,040, respectively                    65,055        54,972
  Patient receivables, less allowance for doubtful
     accounts of $3,009                                           10,724             -
  Inventory                                                       11,495         5,574
  Prepaids and other current assets                               12,780         3,913
_______________________________________________________________________________________
     Total current assets                                        118,585        92,580

Marketable investment securities                                   1,191         1,180
Property and equipment, net                                       49,103        28,870
Excess of purchase price over net assets acquired, net of
  accumulated amortization of $7,642 and $5,354, respectively     62,654        14,319
Other                                                             25,034        27,614
_______________________________________________________________________________________
                                                                 $256,567     $164,563
=======================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                              $ 44,578      $ 34,755
  Accrued liabilities                                              7,005         4,353
  Accrued wages and related costs                                 12,563        13,680
  Federal and state taxes payable                                  1,293         1,129
  Current maturities of long-term debt                             9,122         3,978
_______________________________________________________________________________________
     Total current liabilities                                    74,561        57,895
_______________________________________________________________________________________

Long-term debt, net of current maturities                         70,322        17,332
Deferred compensation                                                311         1,969

Stockholders' Equity:
  Common stock $.05 par value; authorized 20,000 shares;
     issued 12,517 and 11,435 shares at December 31,
     1998 and 1997, respectively                                     626           572
  Additional paid-in capital                                      72,622        55,061
  Notes receivable from related parties                           (9,028)            -
  Accumulated other comprehensive income                            (527)         (330)
  Employee savings and stock ownership loan guarantee             (5,056)       (6,741)
  Retained earnings                                               65,260        51,329
  Treasury stock, at cost, 1,356 shares
     at December 31, 1998 and 1997                               (12,524)      (12,524)
_______________________________________________________________________________________
      Total stockholders' equity                                $111,373      $ 87,367
_______________________________________________________________________________________
                                                                $256,567      $164,563

See accompanying Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF INCOME

                                                            YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                           DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
(IN THOUSANDS EXCEPT PER SHARE DATA)                              1998          1997          1996
____________________________________________________________________________________________________
Net sales                                                     $449,023      $380,563      $366,447
Cost of sales                                                  317,073       290,398       286,254

                                                         ___________________________________________
  Gross profit                                                 131,950        90,165        80,193
Operating, selling and administrative expenses                  92,146        67,214        61,151
Depreciation and amortization                                   15,254         9,939        10,385
                                                         ___________________________________________
  Operating income                                              24,550        13,012         8,657

Other income (expense):
  Interest income                                                1,643         1,324         1,703
  Interest expense                                              (5,291)       (1,207)         (845)
  Other, net                                                     3,283         3,826         1,796

                                                         ___________________________________________
Other income (expense), net                                       (365)        3,943         2,654

Income from continuing operations before income taxes           24,185        16,955        11,311
Provision for income taxes                                      10,254         6,923         4,411
                                                         ___________________________________________

Income from continuing operations                               13,931        10,032         6,900

Discontinued operations, net of taxes                                -         1,063        (2,264)
                                                         ___________________________________________
Net income                                                    $ 13,931      $ 11,095       $ 4,636

                                                         ===========================================

Net income per share - basic:
  Income from continuing operations                           $   1.30      $   1.00       $   .66
  Discontinued operations, net of taxes                              -           .11          (.22)
                                                         ___________________________________________
  Net income                                                  $   1.30      $   1.11       $   .44

                                                         ===========================================

  Weighted average shares outstanding                           10,726         9,998        10,424

                                                         ===========================================

Net income per share - diluted:
  Income from continuing operations                           $   1.23      $    .98       $   .65
  Discontinued operations, net of tax benefit                        -           .10          (.21)

                                                         ___________________________________________
  Net income                                                  $   1.23      $   1.08       $   .44

                                                         ===========================================
  Weighted average shares outstanding                           11,339        10,282        10,629

                                                         ===========================================

See accompanying Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                     ACCUMULATED OTHER
                                                                   COMPREHENSIVE INCOME
                                                                  _______________________
                                                         EMPLOYEE
                                                        SAVINGS &                                              NOTES
                                                            STOCK                 FOREIGN                 RECEIVABLE
                                            ADDITIONAL  OWNERSHIP  UNREALIZED    CURRENCY                       FROM        TOTAL
                                COMMON STOCK   PAID-IN       LOAN     LOSS ON TRANSLATION  RETAINED TREASURY RELATED STOCKHOLDERS'
(IN THOUSANDS)                 SHARES  AMOUNT  CAPITAL  GUARANTEE  INVESTMENT  ADJUSTMENT  EARNINGS    STOCK PARTIES       EQUITY
_________________________________________________________________________________________________________________________________

Balance at December 31, 1995   10,412    $533  $47,169   $(2,998)     $ (24)      $(105)   $35,598  $(1,911)  $   -      $78,262
Issuance of common stock          679      34    4,268                                                                     4,302
Issuance of treasury stock        250              (72)                                               2,854                2,782
Tax benefit from the exercise
  of stock options                               1,707                                                                     1,707
Reacquisition of common stock
  for treasury                 (1,126)                                                              (11,556)             (11,556)
ESSOP loan guarantee                                      (2,781)                                                         (2,781)
Amortization of loan guarantee                             1,235                                                           1,235
Comprehensive Income:
Unrealized loss on investments                                           (3)
Foreign currency translation
  adjustment                                                                        (52)
Net income                                                                                   4,636
Total Comprehensive Income:                                                                                                4,581
________________________________________________________________________________________________________________________________

Balance at December 31, 1996    10,215   $567  $53,072  $(4,544)     $ (27)      $(157)   $40,234  $(10,613)   $   -     $78,532
Issuance of common stock            94      5    1,754                                                                     1,759
Issuance of treasury stock         250                                                                2,599                2,599
Tax benefit from the exercise
  of stock options                                 235                                                                       235
Reacquisition of common stock
  for treasury                   (480)                                                               (4,510)              (4,510)
Amortization of loan guarantee                             1,366                                                           1,366
ESSOP loan guarantee                                      (3,563)                                                         (3,563)
Comprehensive Income:
Unrealized gain on investments                                           10
Foreign currency translation
  adjustment                                                                      (156)
Net income                                                                                 11,095
Total Comprehensive Income:                                                                                               10,949
________________________________________________________________________________________________________________________________

Balance at December 31, 1997    10,079    $572  $55,061  $(6,741)     $ (17)     $(313)   $51,329   $(12,524)  $   -     $87,367
Issuance of common stock         1,082      54   17,116                                                        $(9,028)    8,142
Tax benefit from the exercise
  of stock options                                  445                                                                      445
Amortization of loan guarantee                             1,685                                                           1,685
Comprehensive Income:
Unrealized loss on investments                                         (300)
Foreign currency translation
  adjustment                                                                       103
Net income                                                                                 13,931
Total Comprehensive Income:                                                                                               13,734
________________________________________________________________________________________________________________________________

Balance at December 31, 1998    11,161   $626  $72,622  $(5,056)     $(317)      $(210)   $65,260   $(12,524)  $(9,028) $111,373
================================================================================================================================

See accompanying Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                            DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
(IN THOUSANDS)                                                     1998          1997          1996
_____________________________________________________________________________________________________
Cash flows from operating activities:
Net income                                                     $ 13,931      $ 11,095       $ 4,636
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                               15,254         9,939        10,385
     Provision for losses on receivables                          2,734           129          (186)
     Amortization of loan guarantee                               1,685         1,366         1,235
     Decrease (increase) in:
       Accounts receivable - trade                                (9,459)       (3,237)         (923)
       Accounts receivable - patient                              (1,401)
       Inventory                                                  (5,935)        2,336        (2,674)
       Prepaids and other current assets                          (2,223)        1,699        (3,220)
       Net assets of discontinued operations                           -         1,198        (1,198)
       Other assets                                               (4,846)       (8,368)       (4,833)
     Increase (decrease) in:
       Accounts payable                                            5,566        (4,012)        5,553
       Accrued liabilities                                          (456)          998           220
       Accrued wages and related costs                            (1,110)        2,927           695
       Federal and state taxes payable                               630          (931)        3,236
       Deferred compensation                                      (1,658)           (2)        1,107
                                                               ______________________________________

       Net cash provided by operating activities                  12,712        15,137        14,033

Cash flows from investing activities:
     Purchase of property and equipment, net                     (15,986)      (10,889)       (8,107)
     Payments for acquisitions                                   (45,338)       (6,550)            -
     Net decrease (increase) in short-term investments            (2,124)       (1,323)        1,038
     Net decrease (increase) in long-term investments                (11)           59             2
     Unrealized gain (loss) in investments                          (300)           10            (3)
                                                               ______________________________________

     Net cash used in investing activities                       (63,759)      (18,693)       (7,070)

Cash flows from financing activities:
     Issuance of common stock                                      3,142         1,759         4,302
     Issuance of treasury stock                                        -         2,599         2,782
     Reacquisition of common stock                                     -        (4,510)      (11,556)
     Increase in ESSOP loan guarantee                                  -        (3,563)       (2,781)
     Proceeds from long-term debt                                 46,271        10,634         4,930
     Repayment of long-term debt                                 (10,070)       (2,807)       (2,435)
                                                               ______________________________________

     Net cash provided by (used in) financing activities          39,343         4,112        (4,758)
                                                               ______________________________________

Net (decrease) increase in cash and cash equivalents             (11,704)          556         2,205

Effect of exchange rate on cash                                      (10)         (232)          (13)

Cash and cash equivalents at beginning of period                  25,538        25,214        23,022
                                                               ______________________________________

Cash and cash equivalents at end of period                       $13,824       $25,538       $25,214
                                                               =======================================

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The Company's business is primarily concentrated in two business segments. First is the compounding, dispensing and distributing of radiopharmaceuticals to hospitals and clinics. The second is the management and provision of medical diagnostic imaging services. The consolidated financial statements include the assets, liabilities and operations of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments consist principally of time deposits and tax-exempt municipal securities and are carried at cost, which approximates market value.

FINANCIAL INSTRUMENTS: The carrying value of financial instruments such as cash and cash equivalents, trade receivables, payables and floating rate short and long-term debt, approximate their fair value.

PATIENT RECEIVABLES: The Company receives payment for services rendered from federal and state agencies (under the Medicare, Medicaid and Champus programs), managed health care plans, commercial insurance companies, employers and patients. During the year ended December 31, 1998 approximately 9.4% of the Company's patient revenues related to patients participating in the Medicare and Medicaid programs. The Company does not believe that there are any other significant concentrations of revenues from any particular payer that would subject the Company to any significant credit risk in the collection of its patient accounts receivable.

INVENTORY: Inventories, consisting of purchased products, are stated at the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT: Property and equipment are stated at cost and depreciated or amortized on a straight-line basis over estimated useful lives ranging from two to fifteen years.

SELF INSURANCE: The Company historically has purchased insurance in excess of self-insured retentions or deductibles for losses and liabilities related to vehicle claims, medical claims and general product liability claims. Losses accrued under self-insured and deductible plans are based upon the Company's estimates of aggregated liability claims incurred using certain actuarial assumptions followed in the insurance industry and the Company's own experience.

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED: The cost in excess of net assets of acquired businesses is being amortized on a straight-line basis over periods of 15 to 40 years. The Company periodically evaluates the carrying value of these assets and, accordingly, considers the ability to generate positive cash flow through projected undiscounted future operating cash flows from the related operation as the key factor in determining whether the assets have been impaired. The Company's accounting treatment is consistent with Statement of Financial Accounting Standard
(SFAS) No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

MARKETABLE INVESTMENT SECURITIES: Marketable investment securities consist primarily of corporate debt and United States government obligations. The Company classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.
     Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive income until realized.

FOREIGN CURRENCY TRANSLATION: Assets and liabilities of foreign operations are translated into U.S. dollars based upon the prevailing exchange rates in effect at the balance sheet date. Foreign exchange gains and losses resulting from these translations are included as a component of accumulated other comprehensive income. Actual gains or losses incurred on currency transactions in other than the country's functional currency are included in net income currently.

STOCK OPTIONS: The Company measures stock-based compensation using the intrinsic value method which assumes that options granted at market price at the date of grant have no intrinsic value. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," proforma net income and earnings per share are presented in Note 9 as if the fair value method had been applied.

INCOME TAXES: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

REVENUES: The Company's medical imaging facilities have entered into agreements with third-party payers, including government programs and managed care health care plans, under which the facilities are paid based upon established charges, predetermined rates per service or discounts from established charges.
     Revenues are recorded at estimated amounts due from patients and third-party payers for the services provided. Management believes that adequate provisions have been made for adjustments.

USE OF ESTIMATES: Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the reporting of sales and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

NEW ACCOUNTING STANDARDS: The Company will be required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes standards for reporting financial and descriptive information regarding derivatives and hedging activity. Since the Company does not have any derivative instruments, this standard will have no impact on the Company's financial position or results of operations.

RECLASSIFICATIONS: Certain items in the prior years' consolidated financial statements have been reclassified to conform to the current year's presentation.

PRE-OPENING COSTS: In 1998 the Company adopted the Statement of Position 98-5, "Reporting on the Cost of Start-up Activities" which requires the costs of start-up activities be expensed as incurred. As of December 31, 1998, all previously capitalized pre-opening costs had been fully amortized.

2. ACQUISITIONS AND DISCONTINUED OPERATIONS

     In March 1997, the Company acquired certain assets of Golden Pharmaceuticals, Inc. relating to Iodine-123, including the building and equipment used to manufacturer Iodine-123 and the approved New Drug Application for Iodine-123 capsules, for $6.5 million in cash and a promissory note for $150,000. This transaction has been accounted for as a purchase.
     The results of operations related to the above transaction is included in the Company's consolidated financial statements from the effective acquisition dates. The transaction is not included in the pro forma results of operation, since it was not material.
     On May 6, 1997, the Company completed the sale of its interest in P.E.T.Net(TM) Pharmaceutical Services(TM), LLC ("P.E.T.Net") to PETNet Partners, LLC, an affiliate of the Company's former joint venture partner CTI, Inc. Consideration received included a secured note of $2.25 million and royalties of up to $1.5 million based on P.E.T.Net's future sales. Additionally, Syncor is the preferred distributor of positron emission tomography isotopes for all existing and future P.E.T.Net sites and has exclusive distribution rights for cyclotrons, manufactured by CTI, Inc., in Taiwan for two years. All costs associated with the Company's operation and disposal of its interest in P.E.T.Net from December 31, 1996 to March 18, 1997, the date the sale agreement was entered into, were included in the results of operations for 1996. The Company recorded a gain on sale of the discontinued operations of approximately $1.1 million, net of taxes of $0.7 million, during 1997.
     During 1998, the Company acquired three companies in the medical imaging business. The first of these transactions occurred in January when Syncor acquired the medical imaging business from National Diagnostic Services, Inc. and an affiliate ("NDS"). The purchase price for the acquisition was $12 million including the assumption of $4.3 million in debt. The acquired business included nine medical imaging centers owned or managed by NDS.
     Also in January 1998, a subsidiary of Syncor merged with and into TME, Inc., a company based in Houston, Texas, pursuant to which TME, Inc. became a wholly owned subsidiary of Syncor. TME owns, operates and/or manages free-standing medical imaging centers through joint ventures and partnerships. It has 20 facilities in its network. As consideration for the merger, Syncor paid $14.5 million in cash to TME's stockholders and assumed $5.2 million in TME liabilities.
     In March 1998 Syncor acquired the medical imaging business of International Magnetic Imaging, Inc., a subsidiary of Consolidated
Technology Group Ltd. The acquired business included ten outpatient medical imaging centers and an imaging referral network operating in 35 states. The purchase price for the acquisition was $20.4 million, plus the assumption of $24.3 million in liabilities and trade payables.
     These 1998 acquisitions were all completed on or about the end of first quarter of 1998 and now operate, along with the Open MRI business, under the subsidiary named Comprehensive Medical Imaging, Inc. The Company accounted for these transactions as a purchase and the purchase prices were allocated to fixed assets, non-compete and consulting agreements and goodwill. Goodwill for the first two acquisitions is being amortized over a period of 20 years while the IMI acquisition is being amortized over 30 years. The results of operations related to the above 1998 transactions are included in the Company's consolidated financial statements from the effective acquisition dates.
     The following unaudited pro forma information presents a summary of our consolidated results of operation and imaging center businesses as if the acquisition had occurred on January 1, 1997:

                                                             FISCAL YEAR
(IN MILLIONS, EXCEPT PER SHARE)                            1998       1997
_____________________________________________________________________________

Sales                                                    $457,757   $423,719
Net Earnings                                             $ 13,748   $ 10,902
Net Earnings per diluted share (continuing operations)   $   1.21   $   1.06
_____________________________________________________________________________


     These unaudited proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred or the future results of operations of the consolidated entities.
     On December 31, 1998 the Company entered into an agreement to sell its partnership interest in the Imaging Center of Orlando ("ICO") to Kaley Imaging, Inc. ("Kaley"). Kaley purchased the Company's interest in ICO for a secured note of $1.25 million. This transaction resulted in a pre-tax gain on sale of $1.1 million and an after tax gain of $.6 million, or $.05 per share on a diluted basis in the fourth quarter. This gain was recorded in "Other income, Other-net" for financial statement presentation.

3. PROPERTY AND EQUIPMENT, NET

     The major classes of property are:

                                                  DECEMBER 31,  DECEMBER 31,
(IN THOUSANDS)                                        1998         1997
___________________________________________________________________________
Land and buildings                                  $ 6,098      $ 4,312
Furniture and equipment                              74,866       50,254
Leasehold improvements                               17,077       12,654
___________________________________________________________________________
                                                     98,041       67,220
Less accumulated depreciation and amortization       48,938       38,350
___________________________________________________________________________
                                                    $49,103      $28,870
===========================================================================

4. MARKETABLE INVESTMENT SECURITIES

  Marketable investment securities consist of:

                                                  DECEMBER 31,  DECEMBER 31,
(IN THOUSANDS)                                           1998          1997
___________________________________________________________________________
Available-for-sale, at fair value, net of tax effect    $  691        $ 680
Held-to-maturity, at amortized cost                        500          500
___________________________________________________________________________
                                                        $1,191       $1,180
===========================================================================

The amortized cost, gross unrealized holding gains and losses and fair value for available-for-sale and held-to-maturity securities by major security type at December 31, 1998 and 1997 were as follows:

                                             1998 UNREALIZED
                            AMORTIZED      HOLDING       HOLDING       FAIR
(IN THOUSANDS)                   COST        GAINS        LOSSES      VALUE
___________________________________________________________________________
Available-for-sale:
Corporate debt securities        $697         $ 44         $(50)       $691
___________________________________________________________________________

Held-to-maturity:                                -
U.S. Treasury securities          500                         -         500
___________________________________________________________________________
                               $1,197         $ 44         $(50)     $1,191
===========================================================================
                                             1997 UNREALIZED
                            AMORTIZED      HOLDING       HOLDING       FAIR
(IN THOUSANDS)                   COST        GAINS        LOSSES      VALUE
___________________________________________________________________________

Available-for-sale:
Corporate debt securities        $697         $ 30         $(47)       $680
___________________________________________________________________________

Held-to-maturity:
U.S. Treasury securities          500            -             -        500
___________________________________________________________________________
                               $1,197         $ 30         $(47)     $1,180
===========================================================================

The unrealized holding losses on held-to-maturity securities have not been recognized in the accompanying consolidated financial statements.
     Maturities of investment securities classified as available-for-sale and held-to-maturity were as follows at December 31, 1998 and 1997:

                                                   1998                       1997
                                        AMORTIZED         FAIR     AMORTIZED        FAIR
(IN THOUSANDS)                               COST        VALUE          COST       VALUE
_________________________________________________________________________________________
Available-for-sale:
Due after one year through five years        $499         $490          $  -        $  -
Due after five years through ten years       $198         $201          $499        $485
Due after ten years                          $  -         $  -          $198        $195

Held-to-maturity
Due within one year                          $500         $500          $500        $500
==========================================================================================

5. LINE OF CREDIT

     At December 31, 1998, the Company had an unsecured revolving line of credit for short-term borrowings aggregating $75,000,000. The terms of this revolving credit line include two interest rate borrowing options, the Eurodollar rate plus an applicable margin or the bank's Prime rate (7.75 percent at Dec. 31, 1998). As of December 31, 1998, the availability of the line of credit was reduced by $810,000 as a result of outstanding standby letters of credit. To maintain this line of credit, the Company is required to pay a quarterly commitment fee of 1/4 of one percent per annum on the unused portion.
     The line of credit agreement specifies that certain covenants (including limitations on investments and acquisitions, new borrowings and issuance of new stock) be maintained. Certain financial ratios (including EBITA ratio and Fixed charge coverage ratio) also need to be maintained under this agreement. As of December 31, 1998, the Company was in compliance with all debt covenants under the credit line agreement.

6. LONG TERM DEBT

     The Company's long-term debt was as follows:

                                                                      DECEMBER 31,   DECEMBER 31,
(IN THOUSANDS)                                                               1998           1997
__________________________________________________________________________________________________
Capital lease obligations, payable in varying installments
  through 2003, with interest rates ranging from 10% to 12%               $   312        $ 4,094
__________________________________________________________________________________________________
Notes payable, unsecured, payable in installments through 2012,
  with effective interest rates ranging from 6% to 12.75%                     508          1,160
__________________________________________________________________________________________________
Note payable, unsecured, payable in installments through 2001, with a floating interest rate of either the lower of prime or
  LIBOR plus .75%, 5.91% and 6.66% at December 31, 1998 and 1997            5,056          6,741
__________________________________________________________________________________________________
Notes payable, secured, payable in installments through 2003, with a non-interest bearing rate, net of unamortized discount at 6% to 10% of $212 and $384 at December 31, 1998
  and 1997, respectively                                                    2,554          2,815
__________________________________________________________________________________________________
Note payable, unsecured, payable in installments through 2002, with a floating interest rate of LIBOR plus .95%, 6.20% and
  6.80% at December 31, 1998 and 1997 respectively                          6,500          6,500
__________________________________________________________________________________________________
Note payable, unsecured, payable in lump sum on January 5, 2001 with a floating interest rate of LIBOR plus 1.25% or prime rate,
  with interest rates ranging from 6.23% to 7.75%                          46,000              0
__________________________________________________________________________________________________
Capital Lease obligations, payable in varying installments through
  2003, with interest rates ranging from 5% to 17%                          2,540              0
__________________________________________________________________________________________________
Notes Payable, payable in varying installments through 2002
  with effective interest rates ranging from 6% to 11.5%                   10,703              0
__________________________________________________________________________________________________
Non-Compete agreement paid in varying installments
  with an effective interest rate of 6%                                       856              0
__________________________________________________________________________________________________
Capital Lease obligations, payable in installments through 2002,
  with effective interest rates from 9.5% to 10%                            4,415              0
__________________________________________________________________________________________________
Total debt                                                                 79,444         21,310
__________________________________________________________________________________________________
Less current maturities of long-term debt                                   9,122          3,978
__________________________________________________________________________________________________
Long-term debt, net of current maturities                                 $70,322        $17,332
==================================================================================================

     At December 31, 1998, long-term debt maturing over the next five years is as follows: 1999, $9,122; 2000, $7,055; 2001, $51,926; 2002,
$7,047; 2003, $926 and $3,368 thereafter.
     Interest paid was $5,392, $1,205 and $834 for the years ended December 31, 1998, 1997 and 1996.

7. INCOME TAXES

     Total income tax expense for the years ended December 31, 1998 and 1997 was allocated as follows:

                                                                YEAR ENDED     YEAR ENDED
                                                               DECEMBER 31,   DECEMBER 31,
(IN THOUSANDS)                                                        1998           1997
__________________________________________________________________________________________
Income from continuing operations                                  $10,254         $6,923
Stockholders' equity for compensation expense for tax purposes
  in excess of amounts recognized for financial reporting             (444)          (235)
__________________________________________________________________________________________
                                                                   $ 9,810         $6,688
==========================================================================================

Income tax expense (benefit) attributable to income from continuing operations consisted of:

                            YEAR ENDED     YEAR ENDED     YEAR ENDED
                           DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
(IN THOUSANDS)                    1998           1997           1996
______________________________________________________________________
Current:
  Federal                      $ 8,022        $ 6,839        $ 5,758
  State                          1,715          1,262            883
______________________________________________________________________
                                 9,737          8,101          6,641
Deferred:
  Federal                          625           (916)        (2,101)
  State                           (108)          (262)          (129)
______________________________________________________________________
                                   517         (1,178)        (2,230)
______________________________________________________________________
                               $10,254        $ 6,923        $ 4,411
======================================================================

The amounts differed from the amounts computed by applying the federal income tax rate of 35 percent to pretax income from continuing operations as a result of the following:

                                                           YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                          DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
(IN THOUSANDS)                                                   1998          1997          1996
__________________________________________________________________________________________________
Federal income taxes at "expected" rate                       $ 8,465       $ 5,935       $ 3,959
  Increase (reduction) in income taxes resulting from:
     Meals and entertainment                                      205           213           188
     Tax exempt interest                                          (95)         (109)         (106)
     Amortization of intangible assets                            343           143           143
     Foreign losses                                               789           370             -
State taxes, net of Federal benefit                             1,045           650           490
Utilization of general business credits                          (578)         (235)         (228)
Other                                                              80           (44)          (35)
__________________________________________________________________________________________________
                                                              $10,254      $  6,923        $4,411
==================================================================================================

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997, are presented below:

                                                                        DECEMBER 31,  DECEMBER 31,
(IN THOUSANDS)                                                                 1998          1997
___________________________________________________________________________________________________
Deferred tax assets:
Net operating loss carryforwards                                            $   394       $     -
Compensated absences, principally due to accrual
  for financial reporting purposes                                            1,376         1,492
Accounts receivable, due to allowance for doubtful accounts                   1,758           400
Accrued liabilities, primarily due to self-insurance and other
  contingency accruals for financial reporting purposes                       2,169         1,052
Deferred compensation, due to accrual for financial reporting purposes        3,100         2,507
Covenant not to compete due to difference in amortization                       644           522
Plant and equipment, due to difference in depreciation                            -           383
Deferred start-up expenses                                                        -           389
Other                                                                           592           244
__________________________________________________________________________________________________
Total gross deferred tax asset                                              $10,033        $6,989

Deferred tax liabilities:
Plant and equipment, due to difference in depreciation                      $   522        $    -
Partnership basis, due to book to tax differences at partnership level        1,110             -
Deferred expenses                                                               120             -
Goodwill due to difference in amortization                                      424            74
Other                                                                           129           384
__________________________________________________________________________________________________
Total gross deferred tax liabilities                                          2,305           458
__________________________________________________________________________________________________
Net deferred tax asset                                                      $ 7,728        $6,531
==================================================================================================

Management has reviewed the recoverability of deferred income tax assets and has determined that it is more likely than not that the deferred tax assets will be fully realized through future taxable earnings.
     Income tax payments amounted to $9,013, $7,622 and $5,222 for the years ended December 31, 1998, 1997 and 1996, respectively.

8. COMMITMENTS

     The Company leases facilities, vehicles and equipment with terms ranging from three years to fifteen years. The majority of property leases contain renewal options and some have escalation clauses for increases in property taxes, Consumer Price Index and other items.
     The Company leases a building and certain items of equipment under capital leases which had an approximate cost of $13,148, $6,891, and $2,598, at December 31, 1998, 1997 and 1996 and accumulated depreciation of $4,702, $2,181, and $1,942, respectively. The Company was not utilizing this building and, accordingly, sublet it to a third party for the balance of the lease term. The cost increase over the prior year was due to the acquisition of the medical imaging businesses of CMI and their related capital leases.
     Future minimum lease payments under capital leases and noncancelable operating leases with terms greater than one year and related sublease income were as follows at December 31, 1998:


                                                CAPITAL  OPERATING   SUBLEASE
(IN THOUSANDS)                                   LEASES     LEASES     INCOME
______________________________________________________________________________
Year ending December 31,
  1999                                          $ 2,885    $ 7,771    $   317
  2000                                            2,005      5,152         75
  2001                                            1,766      3,859          -
  2002                                            1,486      3,450          -
  2003                                              519      2,867          -
  Thereafter                                          0      6,112          -
______________________________________________________________________________
                                                $ 8,661    $29,211    $   392
==============================================================================

Less amount representing interest                (1,394)
_________________________________________________________
Present value of net minimum lease payments     $ 7,267
=========================================================

     Rental expense under operating leases was $8,199, $7,528 and $6,579 for the years ended December 31, 1998, 1997 and 1996, respectively.

9. STOCK OPTIONS AND RIGHTS

     Options to purchase common stock have been granted under various plans to officers, directors and other key employees at prices equal to the market prices at date of grant. An aggregate of 4,093,913 shares of stock have been authorized for issuance under the various plans as of December 31, 1998. Options are generally exercisable at a rate of 25 percent per year beginning one year from the date of grant and expire ten years after the date of grant. At December 31, 1998, 1,244,393 shares are reserved for issuance under the various plans.
     The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $11.34, $5.74 and $6.96, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1998 - expected dividend yield of 0%; risk-free interest rate of 4.8%; expected volatility of 60.4% and an expected life of 5.19 years; 1997 - expected dividend yield of 0%; risk-free interest rate of 5.71%; expected volatility of 61.1% and an expected life of 5.26 years; 1996 - expected dividend yield of 0%; risk-free interest rate of 6.21%; expected volatility of 60.1% and an expected life of 5.10 years.
     The Company applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the Consolidated Statements of Operations. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated in the following table:

                                      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)        1998           1997           1996
_________________________________________________________________________________
Net income
  As reported                             $13,931        $11,095       $  4,636
  Pro forma                               $11,343        $10,802       $  4,355
Earnings per share
Basic:
  As reported                             $  1.30        $  1.11       $    .44
  Pro forma                               $  1.06        $  1.08       $    .42
Diluted:
  As reported                             $  1.23        $  1.08       $    .44
  Pro forma                               $  1.00        $  1.05       $    .41
=================================================================================

     Pro forma net income only reflects options granted in 1995 and thereafter. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented because compensation cost is reflected over the options' vesting period of four years and compensation cost for options granted prior to January 1, 1995 is not considered.

A summary of employee stock options is as follows:

                                      NUMBER OF      WEIGHTED AVERAGE
(IN THOUSANDS, EXCEPT SHARE PRICE)       SHARES        EXERCISE PRICE
______________________________________________________________________

Outstanding at December 31, 1995          1,540             $  7.53
Granted                                     373             $ 12.05
Exercised                                  (676)            $  6.32
Cancelled                                   (91)            $  9.61
______________________________________________________________________

Outstanding at December 31, 1996          1,146             $ 10.03
Granted                                     401             $  9.80
Exercised                                   (94)            $  8.47
Cancelled                                   (42)            $ 10.68
______________________________________________________________________

Outstanding at December 31, 1997          1,411             $ 10.22
Granted                                   1,685             $ 16.57
Exercised                                  (204)            $ 12.04
Cancelled                                   (43)            $ 10.21
______________________________________________________________________

Outstanding at December 31, 1998          2,849             $ 13.7
======================================================================

     At December 31, 1998, the range of exercise prices and weighted average remaining contractual life of outstanding options was $6.18 to $23.63 and eight years, respectively.
     At December 31, 1998, 1997 and 1996, the number of options exercisable was approximately 1,004,000, 590,000 and 437,000, respectively, and the weighted average price of those options was $11.16, $10.12 and $10.03, respectively.
     The Company derives a tax benefit from the options exercised and sold by employees and the benefit is credited to additional paid-in capital.
     In November 1989, the Company made a rights distribution of one common share purchase right on each outstanding share of common stock. When exercisable, each right will entitle its holder to buy one-fourth of a share of the Company's common stock at a price of $5 per share subject to adjustments (the "Purchase Price"). The rights expire on September 30, 1999. With certain exceptions, subject to the approval of the Board of Directors, the rights will become exercisable if a person ("Acquiring Person") has acquired or makes an offer, the consummation of which will result in beneficial ownership of 20 percent or more of the Company's general voting power. At such time (the "Distribution Date"), the rights will be evidenced by the certificates representing the common shares and will be transferred with and only with the common shares. Except for certain transactions approved by the Board of Directors, in the event: (i) the Company is acquired in a merger; (ii) 50 percent or more of its consolidated assets or earning power is sold; or (iii) any person becomes an Acquiring Person, proper provisions shall be made so that each holder of the right (other than rights beneficially owned by the Acquiring Person) receives, upon the exercise thereof at the adjusted exercise price of the right, which shall be four times the Purchase Price, that number of shares of common stock of the acquiring company in the case of (i) or (ii) above, or of the Company, in the case of (iii) above, which at the time of such transaction will have a market value of two times the adjusted exercise price of the right.

10. EMPLOYEE BENEFIT PLANS

     The Company's 401(k) plan is open to all employees who are at least 21 years of age and have a minimum of twelve consecutive months of service. In 1989, the Company's Board of Directors amended the plan to an Employees Savings and Stock Ownership Plan (ESSOP) to allow the plan to acquire one million of the Company's shares through a leveraged employee stock ownership plan transaction. In June 1995, September 1996, and August 1997, an additional 750,000 shares, in total, which were purchased in the open market, were contributed to the plan. These shares were originally classified as "treasury stock." The contributions totaled $8,657 and reflected the fair market value at the time of contribution. In connection with these transactions, the Company has made a loan to the ESSOP. The ESSOP loan had an outstanding balance of $5,056, at December 31, 1998.
     Under the ESSOP, participants may contribute one percent to fourteen percent of their compensation to 401(k) investment options and an additional two percent of their compensation to purchase Company stock. The Company makes matching contributions to 50 percent of the employees' 401(k) investment contributions up to a maximum of four percent of the employees' compensation and may make matching contributions to 100 percent of the employees' Company stock purchases up to two percent of the employees' compensation. The Company's matching contribution is made in cash and reflects the ESSOP loan payment. The number of shares of stock available to match employee contributions is directly related to the amount of principal payments made on the ESSOP loan. Once the number of available shares is determined, the Company matches the employees' contributions as described above by determining the fair market value of the available stock. The remainder of any shares not allocated after all matching is complete will be allocated to all eligible employees based on relative compensation.
     Participants are fully and immediately vested in their contributions and vest in employer contributions over a five-year period of continuous employment. After five years of continuous employment, any further employer contributions are fully and immediately vested. The Company's contributions for the years ended December 31, 1998, 1997 and 1996 amounted to $2,091, $1,625 and $1,444, respectively, of which $1,685, $1,366, and $1,235 were used to pay down principal on the ESSOP loan and $406, $259, and $209 to pay interest.

11. NET INCOME PER SHARE

     The following table presents the computation of basic earnings per share (EPS):


                       FOR THE YEAR ENDED                  FOR THE YEAR ENDED                  FOR THE YEAR ENDED
                       DECEMBER 31, 1998                   DECEMBER 31, 1997                   DECEMBER 31, 1996
__________________________________________________________________________________________________________________________________
                       INCOME      SHARES        PER SHARE INCOME      SHARES        PER SHARE INCOME      SHARES        PER SHARE
                       (NUMERATOR) (DENOMINATOR) AMOUNT    (NUMERATOR) (DENOMINATOR) AMOUNT    (NUMERATOR) (DENOMINATOR) AMOUNT
__________________________________________________________________________________________________________________________________

Income from continuing
  operations           $13,931                             $10,032                             $6,900
  Basic EPS            $13,931     10,726        $1.30     $10,032     9,998         $1.00     $6,900      10,424        $0.66
                                                 =====                               =====                               =====
Effect of Dilutive
  Stock Options                       614                                284                                  205
                                     ____                               ____                                 ____
Diluted EPS            $13,931     11,339        $1.23     $10,032    10,282         $0.98     $6,900      10,629        $0.65
                                                 =====                               =====                               =====


Options to purchase 64,000 shares of common stock at prices ranging from $18.00 to $23.62 were outstanding during 1998, but were not included in the computation of diluted EPS at December 31, 1998 because the options' exercise prices were greater than the average market price of the common shares.


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

13. BUSINESS SEGMENTS

     In 1997, SFAS No. 131 was issued, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires disclosure of certain information about segments of an enterprise.
     The Company is currently in two different business segments: The compounding, dispensing, and distribution of radiopharmaceuticals, and the management and provision of medical diagnostic imaging services. Prior to 1998, the Company only participated in the radiopharmaceuticals segment.


PHARMACY SERVICES BUSINESS             1998
________________________________________________________________________
  Revenues                         $411,531
  Operating Income                 $ 34,210
  Total Assets                     $120,451
  Capital Expenditures             $  8,173
  Depreciation/Amortization        $  6,814

MEDICAL IMAGING BUSINESS               1998
________________________________________________________________________
___

  Revenues                         $ 37,492
  Operating Income                 $  3,196
  Total Assets                     $ 94,504
  Capital Expenditures             $  2,717
  Depreciation/Amortization        $  4,941

UNALLOCATED CORPORATE                  1998
________________________________________________________________________

  Operating Loss                   $(12,856)
  Total Assets                     $ 41,612
  Capital Expenditures             $  5,096
  Depreciation/Amortization        $  3,472


GEOGRAPHIC SEGMENTS                REVENUES      OPERATING      TOTAL
                                                 INCOME         ASSETS
________________________________________________________________________

Unites States
  1998                             $438,479      $25,154        $239,825
  1997                             $373,661      $13,871        $151,444
  1996                             $361,411      $ 8,961        $138,785

  Rest of World
  1998                             $ 10,544      $  (604)       $ 16,742
  1997                             $  6,902      $  (859)       $ 13,119
  1996                             $  5,036      $  (304)       $  6,778
________________________________________________________________________

INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS, SYNCOR INTERNATIONAL CORPORATION

     We have audited the accompanying consolidated balance sheets of Syncor International Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Syncor International Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


/s/ KPMG LLP
__________________________
KPMG LLP
Los Angeles, California
February 22, 1999


MANAGEMENT'S REPORT

     The Management of Syncor International Corporation is responsible for the consolidated financial statements and all other information presented in this report. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances and, therefore, included in the consolidated financial statements are certain amounts based on management's informed estimates and judgments. Management is responsible for establishing and maintaining a system of internal control designed to provide reasonable assurance as to the integrity and reliability of financial reporting. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal control, and that the cost of such systems should not exceed the benefits to be derived therefrom. Other financial information in this report is consistent with that in the consolidated financial statements. The consolidated financial statements have been examined by Syncor International Corporation's independent certified public accountants and have been reviewed by the Audit Committee of the Board of Directors.


SELECTED QUARTERLY RESULTS OF OPERATIONS

The unaudited quarterly operating results in the Selected Quarterly Results of Operations have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments necessary for a fair presentation for the periods presented.


Unaudited calendar quarterly information is summarized below:

(IN THOUSANDS, EXCEPT PER SHARE DATA)          MARCH 31,   JUNE 30,  SEPTEMBER 30, DECEMBER 31, 1998
______________________________________________________________________________________________________

Net sales                                      $102,724    $113,245    $114,102     $118,952  $449,023
Gross profit                                   $ 27,155    $ 34,592    $ 34,866     $ 35,337  $131,950
Net income from continuing operations          $  3,358    $  4,395    $  2,726     $  3,452  $ 13,931
Net income per share from continuing operations:
  Basic                                        $   0.33    $   0.42    $   0.25     $   0.31  $   1.30
  Diluted                                      $   0.31    $   0.40    $   0.24     $   0.29  $   1.23
Net income                                     $  3,358    $  4,395    $  2,726     $  3,452  $ 13,931
Net income per share:
  Basic                                        $   0.33    $   0.42    $   0.25     $   0.31  $   1.30
  Diluted                                      $   0.31    $   0.40    $   0.24     $   0.29  $   1.23
Weighted average shares outstanding:
  Basic                                          10,304      10,536      10,982       11,073    10,726
  Diluted                                        10,786      11,057      11,504       11,960    11,339
=======================================================================================================
Market price per share
  High                                         $  18.94    $  18.38    $  19.88     $  27.25  $  27.25
  Low                                          $  13.81    $  15.50    $  14.00     $  14.50  $  13.81
=======================================================================================================

(IN THOUSANDS, EXCEPT PER SHARE DATA)          MARCH 31,   JUNE 30,  SEPTEMBER 30,  DECEMBER 31, 1997
_______________________________________________________________________________________________________

Net sales                                      $ 93,084    $ 98,187    $ 94,493     $ 94,799  $380,563
Gross profit                                   $ 20,116    $ 23,854    $ 22,260     $ 23,935  $ 90,165
Net income from continuing operations          $  3,346    $  3,237    $  1,754     $  1,695  $ 10,032
Net income per share from continuing operations:
  Basic                                        $   0.33    $   0.33    $   0.18     $   0.17  $   1.00
  Diluted                                      $   0.32    $   0.33    $   0.17     $   0.16  $   0.98
Net income                                     $  3,346    $  4,300    $  1,754     $  1,695  $ 11,095
Net income per share:
  Basic                                        $   0.33    $   0.44    $   0.18     $   0.17  $   1.11
  Diluted                                      $   0.32    $   0.44    $   0.17     $   0.16  $   1.08
Weighted average shares outstanding:
  Basic                                          10,168       9,829       9,920       10,074     9,998
  Diluted                                        10,359       9,870      10,323       10,574    10,282
=======================================================================================================
Market price per share:
  High                                         $  13.63    $  10.88     $ 17.25     $  17.44   $ 17.44
  Low                                          $   8.63    $   7.50     $ 10.13     $  14.88   $  7.50
=======================================================================================================


BOARD OF DIRECTORS

Monty Fu
Chairman of the Board
Director since 1985

Robert G. Funari
President and
Chief Executive Officer
Director since 1995

George S. Oki
Chairman of the Board,
Meta Information Services, Inc.
Director since 1985
Audit Committee

Arnold E. Spangler
Managing Director,
Mancuso & Company
Director since 1985
Audit Committee, Compensation
Committee

Steven B. Gerber, MD
Managing Director,
CIBC Oppenheimer Corp.
Director since 1990
Audit Committee, Compensation
Committee

Henry N. Wagner, Jr., MD
Professor of Radiological Science
Director of Nuclear Medicine
The Johns Hopkins Medical
Institutions
Director since 1992

Gail R. Wilensky, PhD
Senior Fellow, Project HOPE,
former HCFA Administrator and
Deputy Assistant to President Bush
Director since 1993
Compensation Committee

Ronald A. Williams
President,
Blue Cross of California
Director since 1998

OFFICERS

Monty Fu
Chairman of the Board

Robert G. Funari
President and
Chief Executive Officer

Brad Nutter
Executive Vice President and
Chief Operating Officer

Haig S. Bagerdjian
Executive Vice President, Secretary and Chief Legal Officer, President and Chief Executive Officer
Syncor Overseas Ltd.

David L. Ward
President and Chief
Executive Officer
Comprehensive Medical
Imaging, Inc.

Michael E. Mikity
Senior Vice President and
Chief Financial Officer

John S. Baumann
Corporate Vice President and
General Counsel

Jack L. Coffey
Corporate Vice President,
Quality and Regulatory

Sheila H. Coop
Corporate Vice President,
Human Resources

STOCKHOLDER INFORMATION

INQUIRIES
Stockholders, interested investors and investment professionals are invited to contact the Company for further information throughout the year.
The Company also has available a news-on-demand service whereby individuals can obtain information via facsimile. Individuals may call (800) 546-8172 to obtain press releases and other related information via facsimile.

WEB SITE
www.syncor.com

ANNUAL MEETING
The Company's Annual Meeting of Stockholders will be held at 1:00 pm, Wednesday, June 23, 1999, at the Warner Center Hilton Hotel, 6360 Canoga Avenue, Woodland Hills, California 91367. Stockholders of record on April 26, 1999, are invited to attend and vote at that meeting.

FORM 10-K
To receive a copy of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission, contact the Corporate Headquarters, Syncor International Corporation, Attn: Investor Relations Department, 6464 Canoga Avenue, Woodland Hills, California 91367.

INDEPENDENT AUDITORS
KPMG LLP, 725 South Figueroa Street, Los Angeles, California 90017

STOCK DATA
The Company's common stock is quoted on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol SCOR.

TRANSFER AGENT AND REGISTRAR
Stockholders wishing to report a change of address, may forward details, including both the old and new addresses, to:
American Stock Transfer & Trust Company
40 Wall Street, 46th Floor
New York, New York 10015
(212) 936-5100

STOCK MARKET INFORMATION
Stock price quotations are printed daily in major newspapers, including the Wall Street Journal. As of March 24, 1999, there were 11,614,670 shares of common stock outstanding. Stockholders of record at that date numbered to 1,064. The Company has not paid cash dividends on its stock and has no current intention of paying cash dividends in the foreseeable future.

                          Exhibit 23

                  INDEPENDENT AUDITORS' CONSENT


The Board of Directors and Stockholders
Syncor International Corporation


The audits referred to in our report dated February 22, 1999 included the related financial statement schedule for each of the years in the three-year period ended December 31, 1998, included in the registration statement of Syncor International Corporation. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We consent to incorporation by reference in the registration statements
(Nos. 33-7325, 33-39251, 33-57762, 33-52607, 333-18373, 333-18375, 333-18377,
333-3999, 333-40117, 333-62091, 333-62093, and 333-68277) on From S-8 of
Syncor International Corporation of our report dated February 22, 1999 relating to the consolidated balance sheets of Syncor International Corporation and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity and cash flows and related schedule for each of the years in the three-year period ended December 31, 1998, which report appears in the December 31, 1998 annual report on Form 10-K of Syncor International Corporation.

/s/ KPMG LLP

Los Angeles, California
March 29, 1999

                          Exhibit 27

                    FINANCIAL DATA SCHEDULE


PERIOD TYPE                   12 mos
FISCAL YEAR END               12/31/98
PERIOD START                  1/1/98
PERIOD END                    12/31/98
CASH                          18,531
SECURITIES                    1,191
RECEIVABLES                   79,553
ALLOWANCES                    (3,774)
INVENTORY                     11,495
CURRENT ASSETS                118,585
PP&E                          98,041
DEPRECIATION                  (48,938)
TOTAL ASSETS                  256,567
CURRENT LIABILITIES           74,561
BONDS                         0
PREFERRED MANDATORY           0
PREFERRED                     0
COMMON                        626
OTHER SE                      110,747
TOTAL LIABILITY AND EQUITY    256,567
SALES                         449,023
TOTAL REVENUE                 449,023
CGS                           317,073
TOTAL COSTS                   317,073
OTHER EXPENSES                107,400
LOSS PROVISION                0
INTEREST EXPENSE              (5,291)
INCOME PRE TAX                24,185
INCOME TAX                    10,254
INCOME CONTINUING             13,931
DISCONTINUED                  0
EXTRAORDINARY                 0
CHANGES                       0
NET INCOME                    13,931
EPS BASIC                     1.30
EPS DILUTED                   1.23
