Form 10-Q
period 1999-03-31
SYNCOR INTERNATIONAL CORP /DE/
filed 1999-05-17
CIK 202763

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




FOR QUARTER ENDED MARCH 31, 1999              COMMISSION FILE NUMBER 0-8640



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

                                 Yes  X   No
                                     ___      ___

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 31, 1999, 11,614,670 shares of $.05 par value common stock were outstanding.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

              SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                    INDEX
                                    -----


                                                                          Page
                                                                          ----

Part I.    Financial Information

  Item 1.  Consolidated Condensed Financial Statements

           Balance Sheets as of
           March 31, 1999 and December 31, 1998............................. 3

           Statements of Income for Three Months
           Ended March 31, 1999 and 1998.................................... 4

           Statements of Cash Flows for Three Months
            Ended March 31, 1999 and 1998................................... 5

            Notes to Consolidated Condensed Financial Statements............ 6

  Item 2.  Management's Discussion and Analysis of Financial Condition...... 8


Part II.   Other Information................................................11

SIGNATURE...................................................................12

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                     (in thousands, except per share data)

                                                       March 31,  December 31,
                                                       _______________________
                                                           1999         1998
                                                           ____         ____
                                                        (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                              $15,643     $13,824
    Short-term investments                                   7,250       4,707
    Trade receivables, net                                  72,600      65,055
    Patient receivables, net                                10,139      10,724
    Inventory                                                8,432      11,495
    Prepaids and other current assets                       14,338      12,780
                                                         ______________________

         Total current assets                               128,402    118,585

Marketable investment securities                             1,194       1,191
Property and equipment, net                                 50,857      49,103
Excess of purchase price over net assets acquired, net      63,128      62,654
Other assets                                                31,857      25,034
                                                        _______________________

                                                          $275,438    $256,567
                                                        =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                      $ 44,850    $ 44,578
    Accrued liabilities                                     10,183       7,005
    Accrued wages and related costs                          8,574      12,563
    Federal and state taxes payable                          2,472       1,293
    Current maturities of long-term debt                     8,019       9,122
                                                       ------------------------

         Total current liabilities                           74,098     74,561

Long-term debt, net of current maturities                   81,942      70,322
Deferred compensation                                          431         311

Stockholders' equity:
    Common stock, $.05 par value                               649         626
    Additional paid-in capital                              84,385      72,622
    Notes receivable-related parties                       (18,921)     (9,028)
    Employee stock ownership loan guarantee                 (4,634)     (5,056)
    Accumulated other comprehensive income                    (277)       (527)
    Retained earnings                                       70,289      65,260
    Treasury stock, at cost; 1,356 shares at March 31,
        1999 and at December 31, 1998                      (12,524)    (12,524)
                                                      _________________________

         Net stockholders' equity                           118,967     111,373
                                                      _________________________

                                                          $275,438     $256,567
                                                      =========================

           See notes to consolidated condensed financial statements.

             SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                Consolidated Condensed Statements of Income
                   (in thousands, except per share data)



                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                       1999             1998
                                                       ----             ----
                                                            (Unaudited)
Net sales                                            $123,868        $102,724

Cost of sales                                          85,286          75,569
                                                   ----------------------------

    Gross profit                                       38,582          27,155

Operating, selling and administrative expenses         24,814          18,602

Depreciation and amortization                           4,147           3,066
                                                   ____________________________

    Operating income                                    9,621           5,487

Other income (expenses), net                             (882)            406
                                                   ____________________________

Income before taxes                                     8,739           5,893

Provision for income taxes                              3,710           2,535
                                                   ____________________________

Net income                                            $ 5,029         $ 3,358
                                                   ============================

Net income per share - Basic                            $ .44            $.33
                                                   ____________________________

Weighted average shares outstanding - Basic            11,363          10,304
                                                   ============================

Net income per share - Diluted                          $ .41           $ .31
                                                   ============================

Weighted average shares outstanding - Diluted          12,393          10,786
                                                   ============================


See notes to consolidated condensed financial statements.

            SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
              Consolidated Condensed Statements of Cash Flows
                            (in thousands)

                                                  Three Months Ended March 31,
                                                  ____________________________
                                                           1999        1998
                                                           ____        ____
                                                              (Unaudited)
Cash flows from operating activities:

Net income                                               $ 5,029     $ 3,358
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                          4,147       3,066
    Provision for losses on receivables                      216          11
    Amortization of ESSOP loan guarantee                     422         422
    Decrease (increase) in:
         Accounts receivable, trade                       (8,129)     (4,921)
         Accounts receivable, patient                        959        (577)
         Inventory                                         3,067        (417)
         Other current assets                             (1,498)        515
         Other assets                                     (8,091)     (1,006)
    Increase (decrease) in:
         Accounts payable                                    262       5,009
         Accrued liabilities                               3,444         463
         Accrued wages and related costs                  (3,989)     (1,824)
         Federal and state taxes payable                   1,808       2,091
         Deferred compensation                               120          -
                                                        _____________________

    Net cash provided by (used in) operating activities   (2,233)      6,190
                                                        _____________________

Cash flows from investing activities:

    Purchase of property and equipment, net               (4,374)     (2,269)
    Acquisitions of businesses, net of cash acquired          -      (14,000)
    Net (increase) decrease in short-term investments     (2,543)          3
    Net increase in long-term investments                     (3)         (9)
    Unrealized gain (loss) on investments                    (52)          9
                                                       ______________________

    Net cash provided by financing activities             (6,972)    (16,266)

Cash flow from financing activities:

    Proceeds from long-term debt                          13,001      11,618
    Repayment of long-term debt                           (3,212)     (1,456)
    Issuance of common stock                               1,266         345
                                                       ______________________

    Net cash provided by (used in) financing activities   11,055      10,507
                                                       ______________________

    Net increase in cash and cash equivalents              1,850         431

    Effect of exchange rate on cash                          (31)        (15)

    Cash and cash equivalents at beginning of period      13,824      25,538
                                                       ______________________

    Cash and cash equivalents at end of period           $15,643     $25,954
                                                       ======================

See notes to consolidated condensed financial statements.

              SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Condensed Financial Statements


1. GENERAL. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain line items in the prior year's consolidated condensed financial statements have been reclassified to conform to the current year's presentation.

2. NEW ACCOUNTING STANDARDS. In June 1998, the Financial Accounting and Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which became effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that entities value all derivative instruments at fair value and record the instruments on the balance sheet. The Company believes that the adoption will no have an impact on its financial statements as the Company holds no derivative instruments.

3. COMPREHENSIVE INCOME. Other comprehensive income includes foreign currency translation adjustments and net unrealized gains and losses on investments in equity securities. Such amounts are as follows:

                                             March 31, 1999                    March 31, 1998
                                  _________________________________   _________________________________
                                                 Tax                                 Tax
                                  Before-tax  (expense)  Net-of-Tax   Before-Tax  (expense)  Net-of-Tax
                                    Amount    or benefit   Amount       Amount    or Benefit   Amount
                                  _____________________________________________________________________
    Foreign currency translation
      adjustments                    302           -        302          126          -         126

    Unrealized gains/(losses) on
      investments:
        Unrealized holding gains
        (losses) arising during
        period                       (86)         34        (52)          15         (6)          9
                                  ____________________________________________________________________
    Other comprehensive income       216          34        250          141         (6)        135
                                  ====================================================================

4. SEGMENT INFORMATION. Syncor has identified two primary operating segments: Pharmacy Services and Medical Imaging. Segment selection was based upon internal organizational structures, the way these operations are managed and evaluated, the availability of separate financial results, and materiality considerations. Segment detail is summarized as follows:

    Pharmacy Services Business        March 31, 1999           March 31, 1998
    __________________________        ______________           ______________

    Revenues                             $112,006                  $99,675
    Operating Income                     $ 13,025                  $ 9,307

    Medical Imaging Business
    ________________________

    Revenues                             $ 11,862                  $ 3,049
    Operating Income                     $  1,173                  $    83

    Unallocated Corporate
    _____________________

    Operating Loss                       $ (4,577)                 $(3,903)


5. NET INCOME PER SHARE. Basic earnings per share (EPS) amounts are computed by dividing earnings applicable to common stockholders by the average number of shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. Anti-dilutive outstanding stock options have been excluded from the diluted calculation.

    The reconciliation of the numerator and denominators of the basic and diluted earnings per share computations are as follows for the three months ended March 31, 1999 and 1998:

                                  March 31, 1999                          March 31, 1998
__________________________________________________________________________________________________
                         Income       Shares      Per Share     Income       Shares      Per Share
                       (Numerator) (Denominator)   Amount     (Numerator) (Denominator)    Amount
==================================================================================================
    Net income           $5,029                                 $3,358

    Basic EPS            $5,029       11,363        $.44        $3,358       10,304         $.33
                                                    ____                                    ____

    Effect of Dilutive
         Stock Options                 1,030                                    482
                                       _____                                    ___

    Diluted EPS          $5,029       12,393        $.41        $3,346       10,786         $.31
                                                    ____                                    ____

6. NOTES RECEIVABLE-RELATED PARTIES. The Company initiated a Senior Management Stock Purchase Plan effective June 16, 1998. During the first quarter of 1999, officers and key employees of the Company purchased shares of Syncor stock pursuant to this plan. The shares were paid with a five-year interest bearing promissory note payable to the Company. Interest on each note is payable on each anniversary date, with the entire outstanding principal and unpaid interest due on the fifth anniversary date.

             SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations
                 For the Months Ended March 31, 1999 and 1998


NET SALES

Consolidated net sales for the three months ended March 31, 1999, increased 20.6% or $21.2 million to $123.9 million versus $102.7 million for the first quarter of 1998.

Pharmacy Services

The Pharmacy Services revenues grew in excess of 12% which resulted from continued growth in both the overall market-place and the cardiology sector of the Company's business. The overall growth rate for the cardiology sector was approximately 16% on a quarter-to-quarter basis. Sales of Cardiolite(R), a proprietary heart imaging agent to which the Company has preferential distribution rights, increased approximately 22% for the first quarter of 1999. The growth in the technetium-based heart agent Cardiolite(R) has been partially offset by declining sales of two other generic cardiology agents, Thallium(R) and I.V. Persantine(R). However, the rate of decline of these two other cardiology agents has slowed on a quarter-to-quarter basis. Pricing within this sector has remained stable. While competition from a competing cardiac agent continues, it is the Company's belief that the continued market
penetration of this agent has been moderated.   In addition, the Company is
experiencing a slowing of quarter-to-quarter volume declines in non-proprietary products.

In 1998, the Company announced the loss of a contract to provide radiopharmaceuticals to a large hospital-buying group as a result of a competitive bidding process. The Company announced at that time the estimated lost revenue would be from $10 to $15 million in 1999. The Company believes that it has secured a substantial portion of the overall revenue associated with this group through alternative means and as a result, the estimated revenue loss will be diminished. The Company also believes the ultimate impact on earnings will be negligible.

Medical Imaging

The Company entered the Medical Imaging business with our start-up of the "Open MRI" joint venture in June 1997. The Company also acquired three Medical Imaging businesses during the first six months ended June 30, 1998 and has continued with both start-ups and additional acquisitions of Medical Imaging centers throughout 1998 and into 1999. Sales from the Medical Imaging businesses contributed $11.9 million to the Company's total sales for the current quarter, compared to $3.0 million during the same period in 1998.

GROSS PROFIT

Gross profit for the three months ended March 31, 1999 increased $11.4 million to $38.6 million, and as a percentage of net sales reached 31.1%, compared to 26.4% of net sales or $27.2 million for the comparable quarter in 1998.

Pharmacy Services

The gross profit from this group continues to increase for several reasons. Material costs remained constant while the Company was able to pass on some price increases. In addition, there continues to be a mix shift to the cardiology sector of the business. Direct labor costs as a percentage of sales have declined due to a restructuring that occurred late in the prior year.

Medical Imaging

The substantial increase in the gross profit percentage is primarily the result of the addition of this group. The gross margin for Medical Imaging business is approximately 76% of sales. This segment contributed approximately $6.5 million of the $11.4 million increase.
OPERATING, SELLING, AND ADMINISTRATION EXPENSES

Operating, Selling, and Administration costs for the quarter increased 33.4% or $6.2 million to $24.8 million, compared to $18.6 million for the comparable period in 1998. In addition, the ratio of these expenses to sales increased to 20.0% for the quarter from 18.1% for the same period last year. The increases were caused primarily by the addition of the Medical Imaging business. Traditionally, the Medical Imaging business has a much higher cost to sales ratio than the Pharmacy Services business. The Medical Imaging business contributed $4.4 million of the overall increase of $6.2 million. Other cost increases were increased labor and consulting costs associated with expanded systems applications and certain sales bonuses associated with higher sales levels.

DEPRECIATION

Depreciation increased by $1.1 million or 35.3% versus the first quarter of 1998. The Medical Imaging business contributed the majority of this increase ($1.0 million.) The Company expects increases in depreciation expense to continue due to the increased level of expenditures in the Medical Imaging business as this segment is expanded, new systems are implemented as a result of re-engineering efforts, systems are upgraded, and the international business is expanded.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and investments of $24.1 million at March 31, 1999, compared with $19.7 million at December 31, 1998. The Company's total debt position of $90.0 million at March 31, 1999, reflects an increase of $10.6 million when compared to the debt position at December 31, 1998 of $79.4 million. The increase in debt for the quarter ended March 31, 1999, results primarily from financing the continued expansion in the Medical Imaging business. Working capital increased by $10.3 million to $54.3 million at March 31, 1999, compared to $44.0 million at December 31, 1998.

The Company believes sufficient internal and external sources exist to fund operations and future expansion programs. On January 5, 1998, a new credit line facility became effective in the amount of $75 million to fund working capital and acquisitions. At March 31, 1999, the Company had an unused line of credit of $17.4 million.

YEAR 2000

Like many other companies, the Year 2000 computer issue creates risk for the Company. If the Company's computer systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The Company has therefore initiated a comprehensive project to prepare its computer systems for the year 2000.

Corporate Systems Migration & Legacy Systems. The Company's financial information systems include an SAP system implemented in 1997. This system has been vendor certified to be "Year 2000" compliant. The Company has conducted and continues to conduct periodic tests of this system. The Company analyzed its remaining computer systems to identify any potential Year 2000 issues, and took appropriate corrective action based on the results of such analysis. This effort was completed as of late February 1999.

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

Residual Systems & Medical Imaging Business. The effort to determine the Year 2000 compliance of residual systems (i.e. software supplied by external vendors and other "embedded" systems), including medical imaging equipment and systems, is estimated to be completed prior to year-end 1999. The imaging systems are critical to the Medical Imaging business and may require replacement of certain equipment or systems or hardware upgrades, in addition to those scheduled and budgeted for upgrade/replacement in the ordinary course of business.

Many of the vendor-supplied residual systems are small (e.g., alarm systems, postage meters, etc.), while some are more sophisticated (e.g., desktops, desktop applications, and LAN applications). The estimated cost of such Year 2000 driven modifications/replacements to residual systems and the Medical Imaging business's systems, including amounts spent to date, is not expected to exceed $750,000. This effort is scheduled to be completed in the third quarter of 1999.

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

The costs of the Company's Year 2000 readiness and the dates on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, unforeseen circumstances causing the Company to allocate its resources elsewhere, and similar uncertainties. Additionally, as testing of Year 2000 functionality of the Company's systems must occur in a simulated environment, the Company will not be able to test full system Year 2000 interfaces and capabilities prior to Year 2000. The Company believes that the cost of its Year 2000 compliance projects over the next two years will not have a material effect on the Company's financial position or overall trends of operations.

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

             SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES


Part II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.  Material Contracts

     10.1 Nonqualified Stock Option Award Agreement, dated February 24, 1999, between the Company and Robert G. Funari.

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


                                   SYNCOR INTERNATIONAL CORPORATION
                                               (Registrant)



May 17, 1999                       By: /s/ Michael E. Mikity
                                       ___________________________
                                       Michael E. Mikity
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial /
                                       Accounting Officer)

                                 Exhibit 10.1


                       SYNCOR INTERNATIONAL CORPORATION
                           NONQUALIFIED STOCK OPTION
                                AWARD AGREEMENT



Name of Participant                :        Robert G. Funari

Address of Participant             :        25615 Melbourne Court
                                            Calabasas, California 91302

Social Security Number             :        ###-##-####

Number of Shares                   :        25,000

Exercise Price Per Share           :        $27.625

Award Date                         :        February 24, 1999

Expiration Date                    :        February 24, 2009


          WHEREAS, pursuant to a vote by the Corporation's Board of Directors, the Participant has been granted a Nonqualified Stock Option (the "Option" or "Award") to purchase shares of Common Stock of the Corporation upon the terms and conditions hereinafter set forth;

          NOW, THEREFORE, the Participant and the Corporation agree as follows:

          1. Grant of Option. The Corporation has granted to the Participant as a matter of separate inducement and agreement in connection with his employment, and not in lieu of any salary or other compensation for his services, the right and option to purchase all or any part of the number of shares of Common Stock stated above (the "Common Stock") at the price stated above (the "Price"), exercisable from time to time subject to the provisions of this Award Agreement prior to the close of business on the Expiration Date stated above.

          2. Exercisability of Option. Except as otherwise provided in this Award Agreement, the Option is 100% exercisable upon the Award Date stated above; provided, however, that the Option may not be exercised as to less than 10 shares at any one time unless the number of shares purchased is the total number at the time available for purchase. If the Participant does not purchase all of the shares which he is entitled to purchase, the Participant's right to purchase any shares not so purchased shall continue until the Expiration Date, unless theretofore terminated in accordance with the provisions hereof. The Option may be exercised only as to whole shares.

          3.   Method of Exercise and Payment.

          (a) Each exercise of the Option shall be by means of written notice of exercise duly delivered to the Corporation, specifying the number of whole shares with respect to which the Option is being exercised, together with any written statements required pursuant to Section 10 below and payment in full of the purchase price of any shares purchased. Payment may be made in one or a combination of the following methods:

         (i)  in cash, or by check payable to the order of the Corporation,

         (ii) if authorized by the Administrator (as defined in the 1990 Master Stock Incentive Plan (the "Plan")), by a promissory note made by the Participant in favor of the Corporation, upon the terms and conditions determined by the Administrator, bearing interest at a rate sufficient to avoid imputed interest under the Code (as defined in the Plan), and secured by the Common Stock issuable upon exercise in compliance with applicable law (including, without limitation, state corporation law and federal margin requirements), or

         (iii) by shares of Common Stock of the Corporation already owned by the Participant; provided, however, the Administrator may in its absolute discretion limit the Participant's ability to exercise an Option by delivering shares, and any shares delivered which were initially acquired upon exercise of a stock option must have been owned by the Participant at least six months as of the date of delivery.

Shares of Common Stock used to satisfy the exercise price of an Option shall be valued at their Fair Market Value (as defined in the Plan) on the date of exercise.

          (b)  In addition to the payment methods described in subsection
(a), the Option can be exercised and payment made by delivering a properly executed exercise notice together with irrevocable instructions to a bank or broker to promptly deliver to the Corporation the amount of sale or loan proceeds necessary to pay the exercise price and, unless otherwise allowed by the Administrator, any applicable tax withholding under Section 13. The Corporation shall not be obligated to deliver certificates for the shares unless and until it receives full payment of the exercise price therefor.

          (c) An Option shall deemed to be exercised when the Secretary of the Corporation receives written notice of such exercise from the Participant, together with payment of the purchase price made in accordance with Section 3(a) and satisfaction of any applicable tax withholding under
Section 13, except to the extent payment may be permitted to be made following delivery of written notice of exercise in accordance with Section 3(b).

          4. Not a Contract for Employment. Nothing contained in this Award Agreement shall confer upon the Participant any right to continue in the employ of the Corporation or constitute any contract or agreement of employment. The Participant acknowledges that the Corporation has the right to terminate the Participant at will. Nothing contained in this Award Agreement shall interfere in any way with the right of the Corporation to (a) terminate the employment of the Participant at any time for any reason whatsoever, with or without cause, or (b) reduce the compensation received by the Participant from the rate in existence on the Award Date.

          5.   Effect of Termination of Employment.

          (a) The Option and all other rights hereunder, to the extent such rights shall not have been exercised prior thereto, shall terminate and become null and void on the date the Participant ceases to be employed by the Corporation; provided, however, that the Participant or the Participant's Personal Representative (as defined in the Plan) in the case of Total Disability (as defined in the Plan) or Retirement (as defined in the Plan) may, to the extent the Option shall have become exercisable prior to such date, exercise the Option at any time within (1) up to three (3) months after termination of employment other than termination for Retirement, Total Disability, death or through discharge for cause; (2) up to twelve (12) months after such termination if such termination occurs by reason of Retirement or Total Disability; or (3) up to twelve (12) months after the Participant's death, if the Participant dies while in the employ of the Corporation or during the period referred to in clause (2) above. During the period after death, the Option may, to the extent exercisable on the date of death (or earlier termination), be exercised by the person or persons to whom the Participant's rights under this Award Agreement shall pass by will or by the applicable laws of descent and distribution. In the event the Participant is discharged for cause, the Option shall terminate immediately upon such termination of employment. Unless sooner terminated pursuant to this Award Agreement, the Option shall expire at the end of the applicable period specified in clauses (1), (2) or (3) above, to the extent not exercised within that period. In no event may the Option be exercised by any person after the Expiration Date.

          (b) In the event of (or in anticipation of) a Participant's termination of employment with the Company for any reason, other than discharge for cause, the Administrator may, in its discretion, (subject to the ten (10)-year limit) extend the period after termination during which the Award may continue to be exercisable upon such terms and subject to such conditions as the Administrator shall determine.

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

          7.   Adjustments Upon Specified Changes.

          (a) If the outstanding shares of Common Stock are changed into or exchanged for cash or a different number or kind of shares or securities of the Corporation or of another issuer, or if additional shares or new or different securities are distributed with respect to the outstanding shares of the Common Stock, through a reorganization or merger to which the Corporation is a party, or through a combination, consolidation, recapitalization, reclassification, stock split, stock dividend, reverse stock split, stock consolidation or other capital change or adjustment, an appropriate proportionate, equitable adjustment shall be made in the number and kind of shares or other consideration that is subject to or may be delivered pursuant to this Award Agreement. Any such adjustments, however, shall be made without change in the total payment, if any, applicable to the portion of the Award not exercised but with a corresponding adjustment in the price for each share.

          (b) Upon the dissolution or liquidation of the Corporation, or upon a reorganization, merger or consolidation of the Corporation with one or more corporations as a result of which the Corporation is not the surviving corporation, the Administrator may provide in writing in connection with, or in contemplation of, any such transaction for any or all of the following alternatives (separately or in combination): (i) for the assumption by the successor corporation (if any) of this Award theretofore granted or the substitution by such corporation for such Award of award covering the stock of the successor corporation, or a parent or subsidiary thereof, with appropriate adjustments as to the number and kind of securities and/or other property and prices; (ii) for the continuance of the Award in the manner and under the terms so provided; or (iii) for the payment in cash, securities and/or other property in lieu of and in complete satisfaction of this Award.

          (c) In adjusting this Award to reflect the changes described in this Section 7 or in determining that no such adjustment is necessary, the Administrator may rely upon the advice of independent counsel and accountants of the Corporation, and the determination of the Administrator shall be conclusive. No fractional shares of stock shall be issued under this Award Agreement on account of any adjustments.

          8. Acceleration. Upon the occurrence of an Event (as defined in the Plan) including a Change of Control (as defined in the Plan), the Award shall become immediately exercisable to the full extent theretofore not exercisable unless prior to an Event the Board determines otherwise; subject, however, to compliance with applicable regulatory requirements including without limitation Rule 16b-3 promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

          10.  Application of Securities Laws.

          (a) No shares of Common Stock may be purchased pursuant to the Option unless and until any then applicable requirements of federal and state securities laws and regulations, exchanges upon which the Common Stock may be listed, shall have been fully satisfied. The Participant represents, agrees and certifies that:

               (i) If the Participant exercises the Option in whole or in part at a time when there is not in effect under the Securities Act of 1933, as amended (the "Securities Act"), a registration statement relating to the Common Stock issuable upon exercise and available for delivery to him or her a prospectus meeting the requirements of Section 10 of the Securities Act ("Prospectus"), the Participant will acquire the Common Stock issuable upon such exercise for the purpose of investment and not with a view to resale or distribution and that, as a condition to each such exercise, he or she will furnish to the Corporation a written statement to such effect, satisfactory in form and substance to the Corporation; and

               (ii) If and when the Participant proposes to publicly offer or sell the Common Stock issued to him or her upon exercise of the Option, the Participant will notify the Corporation prior to any such offering or sale and will abide by the opinion of counsel to the Corporation as to whether and under what conditions and circumstances,if any, he or she may offer and sell such shares, but such procedure need not be followed if a Prospectus was delivered to the Participant with the shares of Common Stock and the Common Stock was and is listed on a national securities exchange or traded as a National Market System security through the facilities of NASDAQ.

          (b) The Participant understands that the certificates representing the Common Stock acquired pursuant to the Option may bear a legend referring to the foregoing matters and any limitations under the Securities Act and state securities laws with respect to the transfer of such Common Stock, and the Corporation may impose stop transfer instructions to implement such limitations, if applicable. Any person or persons entitled to exercise the Option under the provisions of Section 5 above shall be bound by and obligated under the provisions of this Section 10 to the same extent as is the Participant.

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

          11. Notices. Any notice to be given to the Corporation under the terms of this Award Agreement shall be in writing and addressed to the Secretary of the Corporation at its principal office and any notice to be given to the Participant shall be addressed to him or her at the address stated above, or at such other address as either party may hereafter designate in writing to the other party. Any such notice shall be deemed to have been duly given when enclosed in a properly sealed envelope addressed as aforesaid, registered or certified, and deposited (postage and registry or certification fee prepaid) in a post office or branch post office regularly maintained by the United States Government.

          12. Effect of Award Agreement. This Award Agreement shall be assumed by, be binding upon and inure to the benefit of any successor or successors of the Corporation. The Corporation may provide in writing to the successor or successors one or all of the following alternatives (separately or in combination): (i) for the assumption by the successor or successors of this Award theretofore granted or the substitution by such successor for such Award of award covering the stock of the successor or successors, or a parent or subsidiary thereof, with an appropriate adjustment as to the number and kind of securities and/or other property and prices; (ii) for the continuance of this Award in the manner and under the terms provided; or (iii) for the payment in cash, securities and/or property in lieu of and in complete satisfaction of this Award.

          13.  Tax Withholding.

          (a) Upon the disposition by the Participant or other person of shares of Common Stock acquired pursuant to the exercise of the Option the Corporation shall have the right to require the Participant or such other person to pay by cash, or certified or cashier's check payable to the Corporation, the amount of any taxes which the Corporation may be required to withhold with respect to such transactions. The above notwithstanding, in any case where a tax is required to be withheld in connection with the issuance or transfer of shares of Common Stock under this Award Agreement, the Participant may elect, pursuant to such rules as the Administrator may establish, to have the Corporation reduce the number of such shares issued or transferred by the appropriate number of shares to accomplish such withholding; provided, the Administrator may impose such conditions on the payment of any withholding obligation as may be required to satisfy applicable regulatory requirements of federal, state and local authorities, including, without limitation, Rule 16b-3 promulgated by the Commission pursuant to the Exchange Act.

          (b) The Administrator may, in its discretion permit a loan from the Corporation to the Participant in the amount of any taxes which the Corporation may be required to withhold with respect to shares of Common Stock received. Such a loan will be for a term, at a rate of interest and pursuant to such other terms and rules as the Administrator may establish.

          14. Law Applicable to Construction. The interpretation, performance and enforcement of this Award and this Award Agreement shall be governed by the laws of the State of Delaware. If any provision shall be held by a court of competent jurisdiction to be invalid and unenforceable, the remaining provisions of this Award Agreement shall continue to be fully effective. All currencies expressed are in U.S. Dollars.

          15. Government Regulations. This Award Agreement, the Award granted pursuant to this Award Agreement and the issuance or transfer or shares of Common Stock (and/or the payment of money) pursuant thereto are subject to all applicable federal and state laws, rules and regulations and to such approvals by any regulatory or governmental agency (including without limitation "no action" positions of the Commission) which may, in the opinion of counsel for the Corporation, be necessary or advisable in connection therewith. Without limiting the generality of the foregoing, no shares shall be issued by the Corporation, nor cash payments made by the Corporation, pursuant to or in connection with this Award, unless and until, in each such case, all legal requirements applicable to the issuance or payment have, in the opinion of counsel to the Corporation, been complied with. In connection with any stock issuance or transfer, the person acquiring the shares shall, if requested by the Corporation, give assurances satisfactory to counsel to the Corporation in respect of such matters as the Corporation may deem desirable to assure compliance with all applicable legal requirements.

          16.  Administration.

          (a) Subject to the express provisions of this Award Agreement the Administrator shall have the authority to construe and interpret this Award Agreement and any agreements defining the rights and obligations of the Corporation and the Participant under this Award Agreement; to further define the terms used in this Award Agreement and prescribe, amend and rescind rules and regulations relating to the administration of this Award Agreement; to establish terms and conditions pertaining to termination of employment, modify or amend this Award Agreement or waive any condition or restriction of this Award Agreement, or to extend (up to a maximum term of ten (10) years after the initial Award) the term of post-termination exercise period of this Award; to determine the duration and purpose of leave of absence which may be granted to the Participant without constituting a termination of his employment for purposes of this Award Agreement; and to make all other determinations necessary or advisable for the administration of this Award Agreement. The determinations of the Administrator on the foregoing matters shall be conclusive.

          (b) Any action taken by, or inaction of, the Corporation, the Board or the Administrator relating to this Award Agreement shall be within the absolute discretion of that entity or body. No member of the Administrator, or officer of the Corporation, shall be liable for any such action or inaction.

          17. Limitations as to Section 16 Persons. It is the intent of the Corporation that this Award Agreement satisfy and be interpreted in a manner that in the case where the Participant is or may be subject to Section 16 of the Exchange Act satisfies the applicable requirement of Rule 16b-3, so that the Participant will be entitled (unless otherwise expressly acknowledged in writing) to the benefits of the Rule 16b-3 or other exemptive rules under
Section 16 Exchange Act and will not be subjected to avoidable liability thereunder. In furtherance of such intent, any provision of this Award Agreement would otherwise frustrate or otherwise conflict with the intent expressed above, that provision to the extent possible shall be interpreted and deemed amended so as to avoid conflict, but to the extent of any remaining irreconcilable conflict with such intent as to such persons in the circumstances, such provisions may be deemed void.


          IN WITNESS WHEREOF, the Corporation has caused this Award Agreement to be executed on its behalf by a duly authorized officer and the Participant has hereunto set his hand as of the Award Date.

CORPORATION:                                PARTICIPANT:

SYNCOR INTERNATIONAL CORPORATION,
a Delaware Corporation


By:/s/ Monty Fu                             By:/s/ Robert G. Funari
       Monty Fu                             Robert G. Funari
       Chairman of the Board


CONSENT OF SPOUSE

         I join with my spouse, the Participant herein named, in executing the foregoing Nonqualified Stock Option Award Agreement and agree to be bound by all of the terms and provisions thereof.


       /s/ Marilyn Funari
       Signature of Participant's Spouse