Form 10-Q
period 1999-06-30
SYNCOR INTERNATIONAL CORP /DE/
filed 1999-08-16
CIK 202763

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

                                 ________________

                                     FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                 -----------------


FOR QUARTER ENDED JUNE 30, 1999                COMMISSION FILE NUMBER 0-8640



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

                                  Yes  X   No
                                      ___     ___


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 30, 1999, 11,725,469 shares of $.05 par value common stock were outstanding.



-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

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

            Balance Sheets as of
              June 30, 1999 and December 31, 1998........................... 3

            Statements of Income for Three Months
              Ended June 30, 1999 and 1998.................................. 4

            Statements of Income for Six Months
              Ended June 30, 1999 and 1998.................................. 5

            Statements of Cash Flows for Six Months
              Ended June 30, 1999 and 1998................................... 6

            Notes to Consolidated Condensed Financial Statements............. 7

   Item 2.  Management's Discussion and Analysis of Financial Condition..... 10


Part II.   Other Information............................................... 13

SIGNATURE.................................................................. 15

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                     (in thousands, except per share data)

                                                         June 30,   December 31,
                                                           1999         1998
                                                           ____         ____
                                                        (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                           $ 16,117     $ 13,824
    Short-term investments                                 6,525        4,707
    Trade receivables, net                                71,754       65,055
    Patient receivables, net                               9,824       10,724
    Inventory                                              9,667       11,495
    Prepaids and other current assets                     15,630       12,780
                                                     _________________________

         Total current assets                            129,517      118,585

Marketable investment securities                           1,192        1,191
Property and equipment, net                               57,723       49,103
Excess of purchase price over net assets acquired, net    61,899       62,654
Other assets                                              31,976       25,034
                                                     _________________________

                                                        $282,307     $256,567
                                                     =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                    $ 44,456     $ 44,578
    Accrued liabilities                                   11,505        7,005
    Accrued wages and related costs                       10,070       12,563
    Federal and state taxes payable                        2,481        1,293
    Current maturities of long-term debt                   6,933        9,122
                                                     _________________________

         Total current liabilities                        75,445       74,561

Long-term debt, net of current maturities                 77,525       70,322
Deferred compensation                                      1,346          311

Stockholders' equity:
    Common stock, $.05 par value                             656          626
    Additional paid-in capital                            86,228       72,622
    Notes receivable-related parties                     (18,962)      (9,028)
    Employee stock ownership loan guarantee               (4,213)      (5,056)
    Accumulated other comprehensive income                   130         (527)
    Retained earnings                                     76,676       65,260
    Treasury stock, at cost; 1,356 shares at
         June 30, 1999 and at December 31, 1998          (12,524)     (12,524)
                                                     _________________________

         Net stockholders' equity                        127,991      111,373
                                                     _________________________

                                                        $282,307     $256,567
                                                     =========================

See notes to consolidated condensed financial statements.

                SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Consolidated Condensed Statements of Income
                      (in thousands, except per share data)



                                                 THREE MONTHS ENDED JUNE 30,
                                                 ___________________________
                                                      1999         1998
                                                      ____         ____
                                                         (Unaudited)
Net sales                                           $130,290     $113,245

Cost of sales                                         87,045       78,653
                                                 __________________________

    Gross profit                                      43,245       34,592

Operating, selling and administrative expenses        27,436       22,336

Depreciation and amortization                          4,343        4,065
                                                 __________________________

    Operating income                                  11,466        8,191

Other expense, net                                      (676)        (506)
                                                 __________________________

Income before taxes                                   10,790        7,685

Provision for income taxes                             4,403        3,290
                                                 __________________________

Net income                                           $ 6,387    $   4,395
                                                 ==========================


Net income per share - Basic                           $ .55         $.42
                                                 ==========================


Weighted average shares outstanding - Basic           11,675       10,536
                                                 ==========================


Net income per share - Diluted                         $ .50        $ .40
                                                 ==========================

Weighted average shares outstanding - Diluted         12,757       11,057
                                                 ==========================


See notes to consolidated condensed financial statements.

              SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 Consolidated Condensed Statements of Income
                    (in thousands, except per share data)




                                                     SIX MONTHS ENDED JUNE 30,
                                                     _________________________
                                                            1999         1998
                                                            ____         ____
                                                               (Unaudited)
Net sales                                                 $254,158     $215,969

Cost of sales                                              172,331      154,222
                                                        ________________________

    Gross profit                                            81,827       61,747

Operating, selling and administrative expenses              52,250       40,939

Depreciation and amortization                                8,490        7,130
                                                        ________________________

    Operating income                                        21,087       13,678

Other expense, net                                          (1,558)        (100)
                                                        ________________________

Income before taxes                                         19,529       13,578

Provision for income taxes                                   8,113        5,825
                                                        ________________________

Net income                                                 $11,416    $   7,753
                                                        ========================


Net income per share - Basic                                 $ .99         $.74
                                                        ========================


Weighted average shares outstanding - Basic                 11,515       10,420
                                                        ========================


Net income per share - Diluted                               $ .91        $ .71
                                                        ========================

Weighted average shares outstanding - Diluted               12,588       10,921
                                                        ========================


See notes to consolidated condensed financial statements.

                SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                 (in thousands)

                                                      SIX MONTHS ENDED JUNE 30,
                                                      _________________________
                                                           1999        1998
                                                           ____        ____
                                                             (Unaudited)
Cash flows from operating activities:

Net income                                                $11,416     $7,753
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                           8,490     7,130
    Provision for losses on receivables                       213     1,285
    Amortization of ESSOP loan guarantee                      843       843
    Decrease (increase) in:
         Accounts receivable, trade                        (7,750)   (7,228)
         Accounts receivable, patient                       1,783      (262)
         Inventory                                          1,835    (1,555)
         Other current assets                              (2,935)   (4,647)
         Other assets                                         971       388
    Increase (decrease) in:
         Accounts payable                                    (182)    6,537
         Accrued liabilities                                3,736     2,778
         Accrued wages and related costs                   (1,059)   (4,473)
         Federal and state taxes payable                    1,817       952
         Deferred compensation                              1,034         -
                                                        _____________________

    Net cash provided by operating activities              20,212     9,501
                                                        _____________________

Cash flows from investing activities:

    Purchase of property and equipment, net               (13,549)   (5,339)
    Acquisitions of businesses, net of cash acquired       (8,800)  (45,338)
    Net increase in short-term investments                 (1,814)   (2,160)
    Net increase in long-term investments                      (1)      (11)
    Unrealized gain on investments                             17        11
                                                        _____________________
    Net cash used in financing activities                 (24,147)  (52,837)
                                                        _____________________

Cash flow from financing activities:

    Proceeds from long-term debt                           13,031    40,031
    Repayment of long-term debt                            (9,955)   (1,995)
    Issuance of common stock                                3,075       579
                                                        _____________________

    Net cash provided by financing activities               6,151    38,615
                                                        _____________________

    Net increase (decrease) in cash and cash equivalents    2,216    (4,721)

    Effect of exchange rate on cash                            77       (87)

    Cash and cash equivalents at beginning of period       13,824    25,538
                                                        _____________________

    Cash and cash equivalents at end of period            $16,117   $20,730
                                                        =====================


See notes to consolidated condensed financial statements.

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements



1. GENERAL. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain line items in the prior year's consolidated condensed financial statements have been reclassified to conform to the current year's presentation.

2. NEW ACCOUNTING STANDARDS. In June 1998, the Financial Accounting and Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which became effective for fiscal years beginning after June 30, 2000. SFAS 133 requires that entities value all derivative instruments at fair value and record the instruments on the balance sheet. The Company believes that the adoption will not have an impact on its financial statements as the Company holds no derivative instruments.


3. COMPREHENSIVE INCOME. Other comprehensive income includes foreign currency translation adjustments and net unrealized gains and losses on investments in equity securities. Such amounts are as follows:

                                                             THREE MONTHS ENDED
                                                             __________________
                                                 June 30, 1999                 June 30, 1998
                                                 _____________                 _____________
                                                      Tax                            Tax
                                        Before-tax (expense) Net of Tax Before-Tax (expense) Net-of Tax
                                          Amount   or benefit  Amount     Amount   or Benefit  Amount
                                       ________________________________ _______________________________
Foreign currency translation
   adjustments                              337        -         337       (60)       -         (60)

Unrealized gains (losses) on
   investments:
     Unrealized holding gains (losses)
     arising during period                 129       (59)         70         4       (2)          2
                                      _________________________________________________________________

Other comprehensive income                 466       (59)        407       (56)      (2)        (58)
                                           ===       ====        ===       ====      ===        ====

                                                              SIX MONTHS ENDED
                                                             __________________
                                                 June 30, 1999                 June 30, 1998
                                                 _____________                 _____________
                                                      Tax                            Tax
                                        Before-tax (expense) Net of Tax Before-Tax (expense) Net-of Tax
                                          Amount   or benefit  Amount     Amount   or Benefit  Amount
                                       ________________________________ _______________________________
Foreign currency translation
   adjustments                              640        -         640        66        -          66

Unrealized gains (losses) on
   investments:
     Unrealized holding gains (losses)
     arising during period                   42      (25)         17        19       (8)         11
                                      _________________________________________________________________

Other comprehensive income                  682      (25)        657        85       (8)         77
                                            ===      ====        ===        ==       ===         ==

4. SEGMENT INFORMATION. Syncor has identified two primary operating segments: Pharmacy Services and Medical Imaging. Segment selection was based upon internal organizational structures, the way these operations are managed and evaluated, the availability of separate financial results, and materiality considerations. Segment detail is summarized as follows:

                                                   THREE MONTHS ENDED
                                                   __________________
Pharmacy Services Business                   June 30, 1999     June 30, 1998
__________________________                   _____________     _____________
  Revenues                                      $117,125          $101,633
  Operating Income                              $ 14,841          $ 11,142

Medical Imaging Business
________________________
  Revenues                                      $ 13,165          $ 11,612
  Operating Income                              $  1,347          $  1,200


Unallocated Corporate
_____________________
  Operating Loss                               $ (4,722)          $ (4,151)


                                                     SIX MONTHS ENDED
                                                      ________________
Pharmacy Services Business                   June 30, 1999     June 30, 1998
__________________________                   _____________     _____________
  Revenues                                     $229,131           $201,308
  Operating Income                             $ 27,866           $ 20,449

Medical Imaging Business
________________________
  Revenues                                     $ 25,027           $ 14,661
  Operating Income                             $  2,520           $  1,283

Unallocated Corporate
_____________________
  Operating Loss                               $ (9,299)          $ (8,054)

5. NET INCOME PER SHARE. Basic earnings per share (EPS) amounts are computed by dividing earnings applicable to common stockholders by the average number of shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. Anti-dilutive outstanding stock options have been excluded from the diluted calculation.

         The reconciliation of the numerator and denominators of the basic and diluted earnings per share computations are as follows for the three and six months ended June 30, 1999 and 1998:

                                                    THREE MONTHS ENDED
                                                    __________________
                                     June 30, 1999                        June 30, 1998
                         _________________________________________________________________________
                           Income       Shares     Per Share     Income       Shares     Per Share
                         (Numerator) (Denominator)   Amount    (Numerator) (Denominator)   Amount
___________________________________________________________________________________________________
     Net income            $6,387                                $4,395

     Basic EPS             $6,387       11,675        $.55       $4,395       10,536        $.42
                                                      ----                                  ____

     Effect of Dilutive
         Stock Options                   1,082                                   521
                                         _____                                   ___

     Diluted EPS           $6,387       12,757        $.50       $4,395       11,057        $.40
                                                      ____                                  ____

                                                     SIX MONTHS ENDED
                                                    __________________
                                     June 30, 1999                        June 30, 1998
                         _________________________________________________________________________
                           Income       Shares     Per Share     Income       Shares     Per Share
                         (Numerator) (Denominator)   Amount    (Numerator) (Denominator)   Amount
___________________________________________________________________________________________________
Net income                 $11,416                               $7,753

Basic EPS                  $11,416      11,515        $.99       $7,753      10,420         $.74
                                                      ____                                  ____

Effect of Dilutive
     Stock Options                       1,073                                  501
                                         _____                                  ___

Diluted EPS                $11,416      12,588        $.91       $7,753      10,921         $.71
                                                      ____                                  ____


6. NOTES RECEIVABLE-RELATED PARTIES. The Company initiated a Senior Management Stock Purchase Plan effective June 16, 1998. During the second quarter of 1999, officers and key employees of the Company purchased shares of Syncor stock pursuant to this plan. The shares were paid with a five-year interest bearing promissory note payable to the Company. Interest on each note is payable on each anniversary date, with the entire outstanding principal and unpaid interest due on the fifth anniversary date.

                SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                   For the Months Ended June 30, 1999 and 1998


NET SALES

Consolidated net sales for the three months ended June 30, 1999 increased 15.1% or $17.0 million to $130.3 million versus $113.2 million for the second quarter of 1998. For the six months ended June 30, 1999 net sales increased 17.7% or $38.2 million to $254.2 million compared to $216.0 million for the same period in 1998.

PHARMACY SERVICES

The Pharmacy Services revenue grew in excess of 15% for the quarter and 13.8% for the six months ended June 30, 1999. The Company's sales growth continues to outpace the overall growth in the marketplace estimated by the Company to be between 6-8%. However, the primary source of growth continues to be from cardiology. Within the cardiology sector the Company's sales growth of 18% for the quarter continued to outpace this sector's growth which is estimated by the Company to be growing from between 14-16%. Sales of Cardiolite(R), a proprietary heart imaging agent to which the Company has preferential distribution rights, increased approximately 26% in the second quarter as compared to the second quarter of 1998 and 24% for the six months ended June 30, 1999, when compared to the corresponding period in 1998. Pricing within this sector has remained stable despite competition from a competing cardiac agent. While this competition continues, it is the Company's belief that Cardiolite(R) continues to gain market share and is outpacing this competing agent.

In 1998, the Company announced the loss of a contract to provide radiopharmaceuticals to a large hospital-buying group as a result of a competitive bidding process. The Company announced at that time the estimated lost revenue would range from $10 to $15 million in 1999. The Company believes that it has secured a substantial portion of the overall revenue associated with this group through alternative means and as result, the estimated lost revenue will range from $1 to $2 million in 1999. The Company believes the ultimate impact on earnings will be negligible.

MEDICAL IMAGING

Sales from the Medical Imaging businesses contributed $13.2 million to the Companies total sales for the quarter, compared to $11.6 million for same period in 1998 or a 13.8% increase. For the six months ended June 30, 1999, sales were $25.0 million compared to $14.7 million for the same period in 1998. Sales growth was attributed to a combination of internal growth and acquisitions.

GROSS PROFIT

Gross profit for the three months ended June 30, 1999 increased $8.7 million to $43.3 million, and as percentage of net sales reached 33.2% in this quarter as compared to 30.5% of net sales for the second quarter of 1998. The gross profit for the six months ended June 30, 1999 increased by $20.1 million to $81.8 million or 32.5% and as percentage of net sales to 32.2%, compared to 28.6% for the comparable period in 1998.

PHARMACY SERVICES

Both the dollar value and gross profit margin percentage continues to increase in this area. The gross profit margin increased in the quarter ended June 30, 1999 from 25.8% in 1998 to 28.4% in 1999. For the six months ended June 30, 1999, the gross margin increased from 25.3% to 27.4%. Material costs have decreased slightly as a percentage of sales due to better contracted rates and mix changes which have resulted in sales of higher margin products. Direct labor costs have declined as a percentage of sales due to more efficient staffing levels and higher efficiency with the increased volumes.

MEDICAL IMAGING

The gross profit margin of this group increased in the quarter ended June 30, 1999 from 71.8% in 1998 to 75.7% in 1999. For the six months ended June 30,1999 the gross margin increased from 74.2% to 75.9%. Volume continues to increase from a combination of increased site growth and site acquisitions. This segment contributed $8.1 million of the $20.1 million increase in gross profit.

OPERATING, SELLING AND ADMINISTRATIVE EXPENSES

Operating, Selling and Administrative costs for the quarter ended June 30, 1999 increased by $5.1 million or 22.8% to $27.4 million as compared to $22.3 million for the comparable quarter in 1998. For the six months ended June 30, 1999 these expenses increased by $11.3 million or 27.6% to $52.2 million as compared to $40.9 million for the same period in 1998. The ratio of these expenses to sales increased from 19.7% in 1998 to 21.1% in 1999 for the comparable quarters and from 19.0% to 20.6% for the comparable six month periods. The Medical Imaging business, which traditionally has higher cost to sales ratio, contributed the majority of the six months change. This business showed an increase in costs of $1.3 million for the quarter and $5.6 million for the six month period. The Pharmacy Services business expenses in this area were affected by increased labor and associated costs of expanded systems applications, certain bonuses associated with the achievement of much higher sales levels and profit margins and the expansion of international operations via new sites.

DEPRECIATION

Depreciation increased by $.2 million to $4.3 million or 6.8% in the three months ended June 30, 1999 as compared to the same period in 1998. For the six months ended June 30, 1999 depreciation expense increased by $1.4 million to $8.5 million or 19.1%. The Medical Imaging business contributed all of the increase in the quarter and $1.2 million of the increase for the six month period. The Company expects these trends to continue as this segment of the Company is very capital intensive and as further expansion of this segment is undertaken.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and investments of $23.8 million at June 30, 1999 compared with $19.7 million at December 31, 1998. The Company's total debt position of $84.5 million at June 30, 1999 reflects an increase of $5.1 million when compared to the balance of $79.4 million at December 31, 1998. The increase in debt for the six months ended June 30, 1999, results primarily from the financing of the continued expansion of the Medical Imaging business. Working capital increased by $10.1 million to $54.1 million at June 30, 1999, compared to $44.0 million at December 31,1998.

The Company believes sufficient internal and external sources exist to fund operations and future expansion plans. Of the $75 million credit line facility initiated on January 5, 1998, $21.1 million is available at June 30, 1999.

ACQUISITION OF BUSINESSES

In April, the Company acquired two imaging center sites in the expansion of its Medical Imaging business. The first of these sites was in Tempe, Arizona for a total purchase price of $1.5 million. The second was the acquisition of a site in Bakersfield, California. The purchase price was $1.0 million plus the assumption of $.2 million in debt. In addition, the Company completed the purchase of the minority interests in certain open MRI sites for $6.1 million. The Company acquired the remaining minority interests in the open MRI sites in July, 1999 for $.7 million.

YEAR 2000

Like many other companies, the Year 2000 computer issue creates risk for the Company. If the Company's computer systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The Company has therefore initiated a comprehensive project to prepare its computer systems for the year 2000.

CORPORATE SYSTEMS MIGRATION & LEGACY SYSTEMS. The Company's financial information systems include an SAP system implemented in 1997. This system has been vendor certified to be "Year 2000" compliant. The Company has conducted and continues to conduct periodic tests of this system. The Company analyzed its remaining computer systems to identify any potential Year 2000 issues, and took appropriate corrective action based on the results of such analysis. This effort was completed in February 1999.

PHARMACY SERVICES FIELD-BASED IT SYSTEMS AND RELATED COMPANY-SUPPLIED CUSTOMER IT SYSTEMS. The Company's domestic field based pharmacy system has been modified, tested, and fully deployed as of late February 1999. This system is believed to be Year 2000 compliant. The Company's international field-based system is being replaced by a newer Year 2000 compliant system. Development efforts have been completed and system installation is underway. To date, four installations have been completed. The remaining installations are scheduled to be complete in late October 1999. All IT systems supplied by the Company for use by customers in their locations were either designed as year 2000 compliant, or customers have been offered the opportunity to convert to a Year 2000 compliant system. The customer system conversion effort was completed in July 1999.


RESIDUAL SYSTEMS & MEDICAL IMAGING BUSINESS. The effort to determine the Year 2000 compliance of residual systems (i.e., software supplied by external vendors and other "embedded" systems), including medical imaging equipment and systems, is estimated to be completed prior to year-end 1999. The imaging systems are critical to the Medical Imaging business and may require replacement of certain equipment or systems or hardware upgrades, in addition to those scheduled and budgeted for upgrade/replacement in the ordinary course of business.

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

RISK ASSESSMENT; CONTINGENCY PLANNING. The Company is also in contact with suppliers, customers, other vendors and fiscal payers, including federal and state governments, Medicare fiscal intermediaries, insurance companies and managed care companies to determine the state of their Year 2000 compliance and to assess the potential impact on the Company's operations if key third parties are not successful in converting their systems in a timely manner. Risk assessment, readiness evaluation, action planning, testing with business partners, and contingency planning activity is currently underway and is expected to be completed by early September 1999. Notwithstanding the foregoing, there can be no assurance that another entity's failure to ensure year 2000 capability would not have an adverse effect on the Company.

The Company's risk management program includes emergency backup and recovery procedures to be followed in event of failure of a business-critical system. These procedures will be expanded to include specific procedures for potential Year 2000-related interruptions. These plans will be completed by middle of calendar 1999. These plans have been drafted and will be finalized in September 1999.

The costs of the Company's Year 2000 readiness and the dates on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, unforeseen circumstances causing the Company to allocate its resources elsewhere, and similar uncertainties. Additionally, as testing of Year 2000 functionality of the Company's systems must occur in a simulated environment, the Company will not be able to test full system Year 2000 interfaces and capabilities prior to Year 2000. The Company believes that the cost of its Year 2000 compliance projects over the next two years will not have a material effect on the Companys financial position or overall trends of operations.

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

              SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES


Part II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On June 23, 1999, the Company held its annual meeting of stockholders. Five proposals were presented to the stockholders for their approval. The following summarizes the proposals and the results of the voting:

1.       Election of Directors
         The first proposal was to elect Monty Fu, Henry N. Wagner and Ronald
         A. Williams as directors for an additional three-year term. The stockholders voted to re-elect the three directors:

                                             FOR           AGAINST
         Monty Fu                            10,236,806     37,519
         Henry N. Wagner, Jr.                10,235,928     38,397
         Ronald A. Williams                  10,237,829     36,496

2.       Selection of Independent Auditors
         The second proposal was to ratify the selection of KPMG LLP as the Company's independent auditors for the 1999 fiscal year. The stockholders ratified the selection:

              FOR                      AGAINST                   ABSTAIN
           10,248,629                  16,434                     9,262

3.       Increase the Number of Authorized Shares of Common Stock
         The third proposal was to amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 20,000,000 to 200,000,000. The stockholders approved the amendment:

              FOR                       AGAINST                  ABSTAIN
           7,624,661                   2,607,385                  14,779

4. The fourth proposal was to approve the use of unused option shares under the Company's Universal Performance Equity Participation Plan for grants under the Company's other stock incentive plans. The stockholders approved the proposal:

              FOR                       AGAINST                  ABSTAIN
           7,984,529                   1,300,077                  62,219

5. The fifth proposal was to approve the cash and stock awards for officers upon the attainment of the $34, $43, $53 and $65 stock price targets under the Executive Long-Term Performance Equity Plan. The stockholders approved the proposal:

              FOR                       AGAINST                   ABSTAIN
           8,222,529                   1,954,851                  31,025

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits
         3.1     Restated Certificate of Incorporation

         10.     Material Contracts

                 10.1 Second Amendment to Executive Long-Term Performance Equity Plan, dated as of June 23, 1999
                 10.2 Second Amendment to the Universal Performance Equity Participation Plan, dated as of June 23, 1999
                 10.3 Third Amendment to Universal Performance Equity Participation Plan, dated as of June 23, 1999
                 10.4 First Amendment to Syncor International Corporation 1990 Master Stock Incentive Plan, As Amended and Restated, dated as of June 23, 1999

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


                                         SYNCOR INTERNATIONAL CORPORATION
                                                    (Registrant)



August 16, 1999                          By: /s/ Michael E. Mikity
                                                 Michael E. Mikity
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial /
                                                 Accounting Officer)

                             Exhibit 3.1

                 RESTATED CERTIFICATE OF INCORPORATION
                                  OF
                    SYNCOR INTERNATIONAL CORPORATION

      SYNCOR INTERNATIONAL CORPORATION, a corporation organized and existing under the Laws of the State of Delaware, hereby certifies as follows:

      1. The name of the corporation is Syncor International Corporation and the name under which the corporation was originally incorporated was Nuclear Pharmacy Incorporated.

           The date of filing its original Certificate of Incorporation was October 15, 1985.

      2. This Restated Certificate of Incorporation was duly adopted in accordance with the provisions of Section 245 of the General Corporation Law of the State of Delaware. The amendment to Article SECOND, which changes the name and address of the registered agent, was approved by the Corporation's Board of Directors pursuant to Section 133 of the General Corporation Law of the State of Delaware. The amendment to Article FOURTH, which increases the number of authorized shares of Common Stock from 20,000,000 to 200,000,000, was made pursuant to a vote of the stockholders as prescribed by Section 242 of the General Corporation Law of the State of Delaware.

      3. The text of the Restated Certificate of Incorporation reads as follows:

            FIRST:   The name of the Corporation is Syncor International
Corporation.

            SECOND:   The address of the Corporation's registered office in
the State of Delaware is 9 East Loockerman Street in the City of Dover, County of Kent, Delaware 19901. The name of its registered agent at such address is The National Registered Agents, Inc.

            THIRD:   The purpose of the Corporation is to engage in any
lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Delaware.

            FOURTH:   The total number of shares which the Corporation shall
have authority to issue is 200,000,000 shares of Common Stock, par value $.05 per share.

            FIFTH:   The Board of Directors shall have power to make, alter,
amend and repeal the by-laws (except so far as the by-laws adopted by the stockholders shall otherwise provide). Any by-laws made by the Directors under the powers conferred hereby may be altered, amended or repealed by the Directors or by the stockholders. Notwithstanding the foregoing and anything contained in this Certificate of Incorporation to the contrary, Sections 2, 3 and 11 of Article II (as amended), Sections 2, 3, 12 and 13 of Article III (as amended) and Article VIII (as amended) of the by-laws shall not be altered, amended or repealed and no provision inconsistent therewith shall be adopted without the affirmative vote of the holders of at least 75% of the voting power of the outstanding Voting Stock, voting together as a single class. Notwithstanding anything contained in this Certificate of Incorporation to the contrary, the affirmative vote of the holders of at least 75% of the voting power of the Outstanding Voting Stock, voting together as a single class, shall be required to alter, amend, or adopt any provision inconsistent with or repeal this Article FIFTH.

         SIXTH:

         SECTION 1. Election of Directors. Election of Directors need not be by written ballot unless and to the extent the by-laws of the Corporation so provide.

         SECTION 2. Number, Election and Terms. Except as otherwise fixed pursuant to the provisions of this Certificate of Incorporation, relating to the rights of the holders of any class or series of stock having a preference over the Common Stock as to dividends or upon liquidation to elect additional Directors under specified circumstances, the number of Directors of the Corporation shall be fixed from time to time by or pursuant to the by-laws. The Directors, other than those who may be elected by the holders of any class or series of stock having preference over the Common Stock as to dividends or upon liquidation, shall be classified, with respect to the time for which they severally hold office, into three classes, as nearly equal in number as possible, as shall be provided in the manner specified in the by-laws, one class to be originally elected for a term expiring at the annual meeting of stockholders to be held in 1987, another class to be originally elected for a term expiring at the annual meeting of stockholders to be held in 1988, and another class to be originally elected for a term expiring at the annual meeting of stockholders to be held in 1989, with the members of each class to hold office until their successors are elected and qualified. At each annual meeting of the stockholders of the Corporation, the successors of the class of Directors whose term expires at that meeting shall be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election.

           SECTION 3. Stockholder Nomination of Director Candidates. Advance notice of stockholder nominations for the election of Directors and of any stockholder proposals to be considered at an annual stockholder meeting shall be given in the manner provided in the by-laws.

           SECTION 4. Newly Created Directorships and Vacancies. Except as otherwise fixed in the provisions of this Certificate of Incorporation relating to the rights of the holders of any class or series of stock having a preference over the Common Stock as to dividends or upon liquidation to elect additional Directors under specified circumstances, newly created directorships resulting from any increase in the number of Directors and any vacancies on the Board of Directors resulting from death, resignation, disqualification, removal or other cause shall be filled by the affirmative vote of a majority of the remaining Directors then in office, even though less than a quorum of the Board of Directors. Any Director elected in accordance with the preceding sentence shall hold office for the remainder of the full term of the class of Directors in which the new Director was created or the vacancy occurred and until such director's successor shall have been elected and qualified. No decrease in the number of Directors constituting the Board of Directors shall shorten the term of any incumbent Director.

           SECTION 5. Removal of Directors. Subject to the rights of any class or series of stock having preference over the Common Stock as to dividends or upon liquidation to elect Directors under specified circumstances, any Director may be removed from office, without cause, only by the affirmative vote of the holders of 75% of the combined voting power of the then outstanding Voting Stock, voting together as a single class.

           SECTION 6. Amendment or Repeal of this Article SIXTH. Notwithstanding anything contained in this Certificate of Incorporation to the contrary, the affirmative vote of the holders of at least 75% of the voting power of the outstanding Voting Stock, voting together as a single class, shall be required to alter, amend, or adopt any provision inconsistent with or to repeal this Article SIXTH.

           SEVENTH: Any action required or permitted to be taken by the stockholders of the Corporation must be effected at a duly called annual or special meeting of such holders and may not be effected by any consent in writing by such holders. Except as otherwise required by law and subject to the rights of the holders of any class or series of stock having a preference over the Common Stock as to dividends or upon liquidation, special meetings of stockholders of the Corporation may be called only by the Chairman of the Board, by the President or by the Board of Directors pursuant to a resolution adopted by a majority of the entire Board of Directors. Notwithstanding anything contained in this Certificate of Incorporation to the contrary, the affirmative vote of the holders of at least 75% of the voting power of the outstanding Voting Stock, voting together as a single class, shall be required to alter, amend, or adopt any provision inconsistent with, or to repeal this Article SEVENTH.

           EIGHTH: Whenever a compromise or arrangement is proposed between this Corporation and its creditors or any class of them and/or between this Corporation and its stockholders or any class of them, any court of equitable jurisdiction within the State of Delaware may, on the application in a summary way of this Corporation or of any creditor or stockholder thereof or on the application of any receiver or receivers appointed for this Corporation under the provisions of Section 291 of Title 8 of the Delaware Code or on the application of trustees in dissolution or of any receiver or receivers appointed for this Corporation under the provisions of Section 279 of Title 8 of the Delaware Code order a meeting of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this Corporation, as the case may be, to be summoned in such manner as the said court directs. If a majority in number representing three-fourths in value of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this Corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of this Corporation as a consequence of such compromise or arrangement, the said compromise or arrangement and the said reorganization shall, if sanctioned by the court to which said application has been made, be binding on all the creditors or class of creditors, and/or on all of the stockholders or class of stockholders, of this Corporation, as the case may be, and also on this Corporation.

           NINTH: The Corporation reserves the right to amend, alter, change or repeal any provision contained in this Certificate of Incorporation, in the manner now or hereafter prescribed by statute, and all rights conferred upon stockholders herein are granted subject to this reservation.

          TENTH: Except as provided below, a Director shall have no personal liability to the Corporation or its shareholders for monetary damages for breach of fiduciary duty as a Director; however, the foregoing provision shall not limit the liability of a Director (i) for any breach of the director's duty of loyalty to the corporation or its shareholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the Delaware Corporation Law, (iv) for any transaction from which the Director derived an improper personal benefit, or (v) for any act or omission occurring prior to the date when this Section TENTH becomes effective.

           IN WITNESS WHEREOF, said SYNCOR INTERNATIONAL CORPORATION, has caused its corporate seal to be hereunto affixed and this Certificate to be signed by Robert G. Funari, its President, and attested by Haig S. Bagerdjian, its Secretary, this 23rd day of July, 1999.


                                     SYNCOR INTERNATIONAL CORPORATION

                                     By: /s/ Robert G. Funari
                                             President


ATTEST:

By: /s/ Haig S. Bagerdjian
        Secretary

                               Exhibit 10.1

                            SECOND AMENDMENT TO
                 EXECUTIVE LONG-TERM PERFORMANCE EQUITY PLAN

     This Second Amendment to Executive Long-Term Performance Equity Plan, dated as of June 23, 1999 (this "Amendment"), hereby amends that certain Executive Long-Term Performance Equity Plan, dated as of January 1, 1998 and amended as of November 17, 1998 (the "Plan"), for Syncor International Corporation, a Delaware corporation (the "Company"), and is made pursuant to the approval of the stockholders of the Company during the stockholders' meeting held on June 23, 1999.

1. In addition to the stock price targets of $20, $25, $34 and $43, the following stock price targets will be added: $53 by June 30, 2003, and $65 by June 30, 2004.

2. Awards may be granted under the Plan at any time up to June 30, 2004; thereafter, no awards may be granted under the Plan.

3. Options that do not vest on an accelerated basis for the $53 and $65 targets will vest on June 30, 2008. The same options will expire on June 23, 2009.

4. In the event that there are insufficient shares under the 1990 Master Stock Incentive Plan to allocate the awards required under the Plan, the Board of Directors will have discretion to grant cash in lieu of the stock and option components under the Plan.

5. This Amendment is effective as of the date first set forth above. Except as amended hereunder, all other terms and conditions of the Plan shall remain in full force and effect.

                             Exhibit 10.2

                           SECOND AMENDMENT TO
           THE UNIVERSAL PERFORMANCE EQUITY PARTICIPATION PLAN

     This SECOND AMENDMENT TO THE UNIVERSAL PERFORMANCE EQUITY PARTICIPATION PLAN is made as of June 23, 1999 pursuant to resolutions passed by the Board of Directors of Syncor International Corporation, a Delaware corporation (the "Company"), during a meeting held on June 23, 1999, and amends that certain Universal Performance Equity Participation Plan, dated as of June 16, 1998 and amended as of June 17, 1998 (as amended, the "Plan"). The purpose of this Second Amendment is to change the references to the June 30 date to July 1.

     1. Section 2.1(b)(ii) of the Plan is hereby deleted in its entirety, and in substitution thereof shall be the following:

          (ii) For each Optionee, the Maximum Shares will be adjusted depending on the date in which the Optionee becomes an Eligible Employee. If the Optionee becomes an Eligible Employee on or before July 1, 1999, the Optionee will be entitled to receive the maximum Shares available to the Optionee. For any Optionee who becomes an Eligible Employee during the following dates, the number of Option shares that may be granted to that Optionee will be a percentage of the Maximum Shares, calculated as follows:
                                                     % of
          Date                                    Maximum Shares
          ____                                    ______________
          After July 1, 1999 but on or before
          January 1, 2000                              85%
          After January 1, 2000 but on or before
          July 1, 2000                                 66%
          After July 1, 2000 but on or before
          January 1, 2001                              50%
          After January 1, 2001 but on or before
          July 1, 2001                                 33%
          After July 1, 2001                            0%

     2. The definition of "Eligible Employee" as set forth in Section 4.1(o) of the Plan shall be deleted in its entirety, and in substitution thereof shall be the following:

          (o) "Eligible Employee" shall mean any employee of the Company who is eligible to participate in the ESSOP as of July 1, 2001 and who works for the Company at least 30 hours per week. "Eligible Employee" does not include any officer or other employee of the Company who participates in any of the Company's Performance Equity Plans for executive officers and key employees.


                                Exhibit 10.3

                              THIRD AMENDMENT TO
             THE UNIVERSAL PERFORMANCE EQUITY PARTICIPATION PLAN

     This THIRD AMENDMENT TO THE UNIVERSAL PERFORMANCE EQUITY PARTICIPATION PLAN is made as of June 23, 1999 pursuant to a vote taken by the stockholders of Syncor International Corporation, a Delaware corporation (the "Company"), during its annual meeting held on June 23, 1999, and amends that certain Universal Performance Equity Participation Plan, dated as of June 16, 1998 and amended as of June 17, 1998 and as of June 23, 1999 (as amended, the "Plan"). During that annual meeting, the stockholders approved a proposal that grants the Company's Board of Directors discretion to use projected unused option shares under the Plan for awards under the Company's other stock incentive plans. The purpose of this Third Amendment is to amend the Plan to provide such discretion to the Board of Directors.

     1.  The following Section 2.8 is hereby added to the Plan:

          2.8  Awards Under Other Company Plans.
               Notwithstanding any term in this Plan to the contrary, including the definition of "Eligible Employee," the Board shall have the discretion to use the projected unused option shares (the "Unused Shares") that would otherwise have been available for grants under this Plan for awards under the Company's other stock incentive plans, including the 1990 Master Stock Incentive Plan, As Amended and Restated. The Unused Shares may be used for any type of award that the Board is authorized to grant under those other stock incentive plans, and to whomever is eligible to receive awards under such plans. In no event, however, shall the sum of (i) the number of Unused Shares made available for awards under other stock incentive plans plus (ii) the number of outstanding option shares under this Plan, exceed the 1,800,000 shares authorized for issuance under this Plan.

                               Exhibit 10.4

                             FIRST AMENDMENT TO
    THE SYNCOR INTERNATIONAL CORPORATION 1990 MASTER STOCK INCENTIVE PLAN,
                          AS AMENDED AND RESTATED

     This FIRST AMENDMENT TO THE SYNCOR INTERNATIONAL CORPORATION 1990
MASTER STOCK INCENTIVE PLAN, AS AMENDED AND RESTATED, is made as of June
23, 1999, pursuant to a vote taken by the stockholders of Syncor International Corporation, a Delaware corporation (the "Company"), during its annual meeting held on June 23, 1999, and amends that certain Syncor International Corporation 1990 Master Stock Incentive Plan, As Amended and Restated, dated as of June 18, 1997 (the "1990 Plan"). During that annual meeting, the stockholders approved a proposal that grants the Company's Board of Directors discretion to use projected unused option shares under the Company's Universal Performance Equity Participation Plan (the "Universal Plan") for awards under the Company's other stock incentive plans, including the 1990 Plan. The purpose of this First Amendment is to amend the 1990
Plan to increase the number of shares available for awards under the 1990 Plan by such number of option shares that are available for issuance under the Universal Plan but are projected to remain unused after July 1, 2001, the last date on which grants may be made under the Universal Plan.

     1. Section 1.4 of the 1990 Plan is hereby deleted in its entirety and in replacement thereof shall be the following:

                   1.4  Stock Subject to the Plan. The
         maximum aggregated number of Common Stock that may be issued after June 18, 1997 pursuant to Awards granted under this Plan shall not exceed the sum of: (i) 2,417,506 shares; plus (ii) up to 785,000 shares which were authorized and subject to options then outstanding under the 1981 Master Stock Option Plan of the Corporation
         (the "1981 Plan") but are not issued under the 1981 Plan because of the expiration, cancellation or termination of such options without having been exercised in full; plus (iii) up to such number of option shares that are available for issuance under the Corporation's Universal
         Performance Equity Participation Plan but are projected to remain unused after July 1, 2001;
         in each case subject to adjustment as set forth in or pursuant to Section 6.2 (and corresponding provisions of the 1981 Plan, as the case may be).