Form 10-Q
period 1999-09-30
SYNCOR INTERNATIONAL CORP /DE/
filed 1999-11-15
CIK 202763

------------------------------------------------------------------------------
------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                            _________________________

                                    Form 10-Q

                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                             _________________________



For Quarter Ended September 30, 1999      		Commission File Number 0-8640



                          SYNCOR INTERNATIONAL CORPORATION
               (Exact name of registrant as specified in its charter)


        Delaware				                               85-0229124
State or other jurisdiction of	      (I.R.S. Employer Identification No.)
incorporation or organization)


6464 Canoga Avenue, Woodland Hills, California		      91367
(Address of principal executive offices)		          (Zip Code)


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

                                  Yes  X   No
                                      ___     ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 30, 1999, 11,832,122 shares of $.05 par value common stock were outstanding.



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                 SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES


                                    INDEX
                                    _____


                                                                      Page
                                                                      ____

	Part I.	Financial Information

	 Item 1.	 Consolidated Condensed Financial Statements

		      Balance Sheets as of
		        September 30, 1999 and December 31, 1998................... 	3

		      Statements of Income for Three Months
		        Ended September 30, 1999 and 1998.......................... 	4

		      Statements of Income for Nine Months
		        Ended September 30, 1999 and 1998.......................... 	5

		      Statements of Cash Flows for Nine Months
		        Ended September 30, 1999 and 1998..........................  6

      		Notes to Consolidated Condensed Financial Statements.........	 7

	 Item 2.	 Management's Discussion and Analysis of Financial
           Condition................................................. 10

	Part II.	Other Information.......................................... 13

	SIGNATURE...........................................................	14

                  SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                         Consolidated Condensed Balance Sheets
                                   (in thousands)

                                               September 30,    December 31,
                                                     1999            1998
                                                     ____            ____
                                                  (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents	                   $  22,218       $  13,824
     Short-term investments				                       6,651           4,707
     Trade receivables, net				                      73,825          65,055
     Patient receivables, net		                      14,679          10,724
     Inventory						                                 10,020          11,495
     Prepaids and other current assets	              15,940          12,780
                                                   ________        ________
         Total current assets				                   143,333         118,585

Marketable investment securities				                  1,187		         1,191
Property and equipment, net				                      64,191		        49,103
Excess of purchase price over net assets
   acquired, net						                               69,253          62,654
Other assets						                                   28,388  	       25,034
                                                   ________        ________
                                                   $306,352         $256,567
                                                   ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable			                           $ 42,621         $ 44,578
     Accrued liabilities					                        14,038            7,005
     Accrued wages and related costs			              15,065           12,563
     Federal and state taxes payable			               1,933            1,293
     Current maturities of long-term debt		           6,653            9,122
                                                   ________         ________
          Total current liabilities			               80,310           74,561

Long-term debt, net of current maturities	 	         90,413           70,322
Deferred compensation 						                          1,337 		           311

Stockholders' equity:
     Common stock, $.05 par value				                   661		            626
     Additional paid-in capital				                  90,074	          72,622
     Notes receivable-related parties               (18,692)	         (9,028)
     Employee savings and stock ownership loan
             guarantee	                              (3,792)          (5,056)
     Accumulated other comprehensive income            (505)		          (527)
     Retained earnings					                          79,870	          65,260
     Treasury stock, at cost; 1,383 shares at
             September 30, 1999 and 1,356 shares
             at December 31, 1998                   (13,324)         (12,524)
                                                    ________         _______
         Net stockholders' equity			                134,292          111,373
                                                   ________         ________
                                                   $306,352 	       $256,567
                                                   ========         ========

See notes to consolidated condensed financial statements.

                   SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      Consolidated Condensed Statements of Income
                        (in thousands, except per share data)


                                             Three Months Ended September 30,
                                             ________________________________
                                                    1999             1998
                                                    ____             ____
									                                                (Unaudited)
Net sales	                                         $131,508	       $114,102

Cost of sales	                                       88,803		        79,236
                                                    _______         _______
     Gross profit	                                   42,705		        34,866

Operating, selling and administrative expenses	      29,649		        25,017

Depreciation and amortization                         4,779		         4,271
                                                    _______         _______
     Operating income	                                8,277	          5,578

Other expense, net                                   (2,866) 	         (889)
                                                    _______         _______
Income before taxes                          	        5,411		         4,689

Provision for income taxes	                           2,217	          1,963
                                                   ________        ________
Net income	                                        $  3,194	       $  2,726
                                                   ========        ========

Net income per share - Basic	                         $0.27 	         $0.25
                                                   ========        ========

Weighted average shares outstanding - Basic  	       11,805	         10,982
                                                   ========        ========

Net income per share - Diluted	                       $0.25           $0.24
                                                   ========        ========

Weighted average shares outstanding - Dilute d	      12,937 		       11,504
                                                   ========        ========



See notes to consolidated condensed financial statements.

                   SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      Consolidated Condensed Statements of Income
                        (in thousands, except per share data)


                                							       Nine Months Ended September 30,
                                              _______________________________
                                                     1999            1998
                                                     ____            ____
                                                          (Unaudited)
Net sales							                                    $385,666	       $330,071

Cost of sales						                                  261,134	        233,458
                                                    ________        ________
     Gross profit						                              124,532	         96,613

Operating, selling and administrative expenses		      81,899	         65,956

Depreciation and amortization					                    13,269	         11,401
                                                    ________        ________
     Operating income						                           29,364	         19,256

Other expense, net						                              (4,424)	          (989)
                                                    ________        ________
Income before taxes						                             24,940	         18,267

Provision for income taxes				                        10,330	          7,788
                                                    ________        ________
Net income							                                   $ 14,610        $ 10,479
                                                    ========        ========

Net income per share - Basic				                       $1.26 	         $0.99
                                                    ========        ========

Weighted average shares outstanding - Basic	          11,612 	        10,607
                                                    ========        ========

Net income per share - Diluted			                      $1.15 	         $0.94
                                                    ========        ========

Weighted average shares outstanding - Diluted	        12,708   	      11,129
                                                    ========        ========


See notes to consolidated condensed financial statements.

                 SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  Consolidated Condensed Statements of Cash Flows
                               (in thousands)

                               						 	       Nine Months Ended September 30,
                                              _______________________________
                                                       1999          1998
                                                       ____          ____
									                                                 (Unaudited)
Cash flows from operating activities:

Net income							                                      $14,610       $10,479
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization			                   13,269        11,401
     Provision for losses on receivables			              1,403         3,545
     Amortization of ESSOP loan guarantee			             1,264	        1,264
     Decrease (increase) in:
          Accounts receivable, trade		                  (9,855)      (11,393)
          Accounts receivable, patient		                (1,624)         (224)
          Inventory						                                1,480        (1,881)
          Other current assets			                       (3,245)       (5,292)
          Other assets					                             (3,698)	       1,304
     Increase (decrease) in:
          Accounts payable				                          (2,138)       (1,303)
          Accrued liabilities					                       7,190         2,840
          Accrued wages and related costs			             2,501         3,039
          Federal and state taxes payable			             2,382           430
          Deferred compensation				                      1,025	            -
                                                      ________      ________
     Net cash provided by operating activities	         24,564 	      14,209
                                                      ________      ________
Cash flows from investing activities:

     Purchase of property and equipment, net           (13,586)       (9,800)
     Acquisitions of businesses, net of cash acquired  (18,700)	     (45,338)
     Net increase in short-term investments	            (1,940)	      (1,960)
     Net decrease in long-term investments		                 4           487
     Unrealized gain on investments				                     33  	       (115)
                                                      ________      _________
     Net cash used in investing activities	            (34,189)	      (56,726)
                                                      ________      _________
Cash flow from financing activities:

     Proceeds from long-term debt			                    22,678	        42,121
     Repayment of long-term debt			                     (9,955)	       (7,199)
     Issuance of common stock					                       5,984	           837
     Reacquisition of common stock for treasury		         (800)	            0
                                                      ________       ________
     Net cash provided by financing activities          17,907         35,759
                                                      ________       ________
     Net increase (decrease) in cash and cash
		       equivalents						                               8,282	        (6,758)

     Effect of exchange rate on cash			                    112           (126)

     Cash and cash equivalents at beginning of period   13,824 	       25,538
                                                      ________       ________
     Cash and cash equivalents at end of period	       $22,218   	    $18,654
                                                      ========       ========

See notes to consolidated condensed financial statements.

                SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements



General
_______

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain line items in the prior year's consolidated condensed financial statements have been reclassified to conform to the current year's presentation.

New Accounting Standards
________________________

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

Comprehensive Income
____________________

Other comprehensive income includes foreign currency translation adjustments and net unrealized gains and losses on investments in equity securities. Such amounts are as follows:

					                                                           Three Months Ended
                                                                __________________
                                       							September 30, 1999	 	               September 30, 1998
                                              __________________                  __________________
        					             	                        Tax					                              Tax
         			                         Before-Tax  (expense)   Net of Tax    Before-Tax  (expense)  Net of Tax
			                                   Amount    or benefit    Amount        Amount     or benefit   Amount
                                    _________________________________________________________________________
Foreign currency translation
 adjustments				                      (652)	         -         (652)          (98)		        -	         (98)

Unrealized gains (losses) on
 investments:
  Unrealized holding gains (losses)
  arising during period			              28	        (11)	         17	         (218)          92	       (126)
                                    _________________________________________________________________________

Other comprehensive income		          (624)  	     (11)        (635) 	       (316) 	        92 	      (224)

Net income                           5,411      (2,217)       3,194         4,689       (1,963)      2,726
                                     _____      _______       _____         _____       _______      _____

Total comprehensive income          $4,787     $(2,228)      $2,559        $4,373      $(1,871)     $2,502
                                    ======     ========      ======        ======      ========     ======


                                                       											 Nine Months Ended
                                                                   _________________
                                        								September 30, 1999			               September 30, 1998
                                                __________________                  __________________
                                       								   Tax					                                Tax
                              						Before-Tax  (expense)  Net of Tax       Before-Tax  (expense)  Net of Tax
                              						 Amount     or benefit   Amount          Amount     or benefit   Amount
                                  ___________________________________________________________________________
Foreign currency translation
 adjustments				                      (11)            - 	      (11) 	          (32)	          -		      (32)

Unrealized gains (losses) on
 investments:
   Unrealized holding gains (losses)
   arising during period		             55           (22)	       33		          (199)	         84		     (115)
                             			 	___________________________________________________________________________
Other comprehensive income		           44 	         (22) 	      22 		         (231) 	        84 	     (147)

Net income                         24,940       (10,330)    14,610          18,267       (7,788)    10,479
                                   ______       ________    ______          ______       _______    ______

Total comprehensive income        $24,984      $(10,352)   $14,632         $18,036      $(7,704)   $10,332
                                  =======      =========   =======         =======      ========   =======


Segment Information
___________________

Syncor has identified two primary operating segments: Pharmacy Services and Medical Imaging. Segment selection was based upon internal organizational structures, the way these operations are managed and evaluated, the availability of separate financial results, and materiality considerations. Segment detail is summarized as follows:

                                        								Three Months Ended
                                                __________________
Pharmacy Services Business		        September 30, 1999      September 30, 1998
__________________________          __________________      __________________
	    Revenues				                      $115,852			                $103,137
     Operating Income			               $ 11,420			                $  9,503

Medical Imaging Business
________________________
	    Revenues				                      $ 15,656			               $  10,965
     Operating Income			               $  2,188		                $     829

Unallocated Corporate
_____________________
     Operating Loss			                 $ (5,331)			              $  (4,754)

							                                        	Nine Months Ended
                                                _________________
Pharmacy Services Business		        September 30, 1999	     September 30, 1998
__________________________          __________________      __________________
     Revenues				                      $344,983			               $304,445
     Operating Income			               $ 39,286			               $ 29,952

Medical Imaging Business
________________________
     Revenues				                      $ 40,683			               $ 25,626
     Operating Income			               $  4,708			               $  2,112

Unallocated Corporate
_____________________
     Operating Loss			                 $(14,630)			              $(12,808)

Net Income Per Share
____________________

Basic earnings per share (EPS) amounts are computed by dividing earnings applicable to common stockholders by the average number of shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. Anti-dilutive outstanding stock options have been excluded from the diluted calculation.

The reconciliation of the numerator and denominators of the basic and diluted earnings per share computations are as follows for the three and nine months ended September 30, 1999 and 1998:


                                                  									  Three Months Ended
                                                             __________________
                              						     September 30, 1999              		      September 30, 1998
                              _____________________________________________________________________________
                         					Income	       Shares	    Per Share		   Income	        Shares	    Per Share
                     				    (Numerator) (Denominator)   Amount	    (Numerator) (Denominator)    Amount
___________________________________________________________________________________________________________
Net income				                 $3,194						                           $2,726

Basic EPS				                  $3,194	       11,805	     $.27		       $2,726	      10,982	         $.25
                                                         ____                                      ____

Effect of Dilutive
	Stock Options				                            1,132						                             522
                                              _____                                   ___

Diluted EPS				                $3,194	       12,937	      $.25		      $2,726	      11,504	         $.24
                                                          ____                                     ____

                                                  										 Nine Months Ended
                                                             _________________
                              						     September 30, 1999					               September 30, 1998
                              _____________________________________________________________________________
                         					Income	        Shares	   Per Share		   Income	       Shares	    Per Share
                     				    (Numerator)  (Denominator)  Amount	    (Numerator) (Denominator)	  Amount
___________________________________________________________________________________________________________
Net income			                  $14,610					                          $10,479

Basic EPS			                   $14,610	       11,612	     $1.26	     $10,479	      10,607	        $.99
                                                          _____                                   ____

Effect of Dilutive
      Stock Options				                        1,096						                            522
                                               _____                                  ___

Diluted EPS			                 $14,610	       12,708      $1.15	     $10,479	      11,129         $.94
                                                          _____                                   ____


Notes Receivable-Related Parties
________________________________

The Company initiated a Senior Management Stock Purchase Plan effective June 16, 1998, pursuant to which, officers and key employees of the Company purchased shares of Syncor stock. The shares were paid with a five-year interest bearing promissory note payable to the Company. Interest on each note is payable on each anniversary date, with the entire outstanding principal and unpaid interest due on the fifth anniversary date.


                  SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
            Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                  For the Months Ended September 30, 1999 and 1998


Net Sales
_________

Consolidated net sales for the three months ended September 30, 1999 increased 15.3% or $17.4 million to $131.5 million versus $114.1 million for the third quarter of 1998. Consolidated net sales for the nine months ended September 30, 1999 increased 16.8 percent or $55.6 million to $385.7 million versus $330.1 million for the comparable period of 1998.

Pharmacy Services Group

The Pharmacy Services business grew at a pace of 12.3% for the current quarter, which is a result of continued growth in both the overall market place and the Cardiology sector of the Company's business. The overall year-over-year growth rate for the Cardiology sector was approximately 13% and 16% for the quarter and for the nine months respectively. Sales of Cardiolite(Registered Trademark), a proprietary technetium-based heart imaging agent to which the Company has preferential distribution rights, led the growth in Cardiology with approximately 21% and 23% growth rates for the same corresponding periods.
The growth in Cardiolite has been partially offset by declining sales of two other generic cardiology agents, Thallium and I.V. Persantine (Registered Trademark). Pricing within this sector has remained reasonably stable. Competition from a competing cardiac agent continues; however it is the Company's belief that the continuing market penetration of this agent has been reduced substantially.

In 1998, as a result of a competitive bidding process, the Company announced the loss of a contract to provide radiopharmaceuticals to a large hospital-buying group. The Company announced at that time the estimated lost revenue would be from $10 to $15 million in calendar 1999. Since the loss of the contract, the Company has secured a substantial portion of the overall revenue associated with this group through alternative means and has grown the remaining business. The Company estimates that this buying group is currently purchasing from the Company at a rate approximately 15% higher than in the preceding year. The Company has also seen a corresponding growth in gross margins associated with this group.

Medical Imaging

The Company's growth in medical imaging continues. Overall, sales have increased year-over-year 42.8% and 58.8% for the third quarter and the nine months, respectively. Growth in this segment of the business has been driven primarily by a number of small acquisitions that have taken place over the past nine months. The Company expects to continue to grow this business through a combination of growth in existing sites, purchases of minority interests in existing sites and strategic acquisitions in areas of the country that fit within the Company's overall strategy of becoming a significant provider in certain geographic regions. In order to accomplish these goals, the Company has devoted additional resources for certain critical management positions and a broad based sales force.

Gross Profit
____________

Gross profit for the third quarter and the nine months ended September 30 1999 increased $7.8 million to $42.7 million, and $27.9 million to $124.5 million, respectively. As a percentage of net sales gross margins reached 32.5%, and 2.3% for the third quarter and the nine months ended September 30, 1999, respectively, compared to 30.6% and 29.3% for the respective periods in 1998.

Pharmacy Services

The gross profit from this group continues to increase due to better contracting and improved cost controls. The Company has renewed business that was marginally profitable from hospital buying group contracts to individual hospital agreements which provided greater margins. Material costs, as a percentage of sales, are down due to these costs remaining constant while the Company has implemented some strategic price increases. In addition, there continues to be a mix shift to the cardiology sector of the business. Labor rates as a percentage of sales have declined due to restructuring that occurred in the prior year.

Medical Imaging

The primary reason for the substantial increase in consolidated gross profit percentage is the addition of the Medical Imaging group. The gross margin for this group averages about 75% of sales. This group contributed approximately $11.6 million of the $27.9 million increase.

Operating, Selling and Administrative Expenses
______________________________________________

Operating, Selling and Administration costs showed a year-over-year increase for the three and nine month period ended September 30, 1999 of approximately
18.5% or $4.6 million for the three month period and 24.2% or $15.9 million for the nine months. In addition, the ratio of these expenses to sales increased to 22.5% from 21.9% for the quarter and to 21.2% from 20.0% for the nine months. The increase and change in percentage relationships are the result of the addition of the Medical Imaging business. Traditionally the Medical Imaging business has a much higher relationship of these costs to sales than the company experienced with the Pharmacy Services group. Year to date the Medical Imaging business ratio of expense to sales is 47.7% compared to 20.5% for the Pharmacy Services business. The Medical Imaging business contributed $7.3 million of the overall increase of $15.9 million for the nine month period. In addition, the amounts for the 1998 periods do not include a full nine months of these types of costs as the acquisitions associated with the Medical Imaging group were basically completed at the end of the first quarter in 1998. The Pharmacy Services business expenses in this area were affected by increased labor and consulting costs associated with expanded systems applications and certain sales bonuses associated with higher sales levels. In addition, the Company accrued bonuses which are linked to reaching certain stock price levels, at a higher rate during the third quarter of 1999. This additional accrual amounted to approximately $1.6 million.

Depreciation and Amortization
_____________________________

Depreciation and amortization increased by $0.5 million and $1.9 million for the quarter and nine months ended September 30, 1999, respectively. The increase is result of increased depreciation, amortization of goodwill, and non-compete costs associated with the Medical Imaging business acquisitions. In addition, the company has invested in information systems as a result of both Year 2000 issues and other infrastructure changes that also contributed to the increases.

Other Expense, Net
__________________

Included in the quarter is a non-operating investment write-down charge of $1.8 million. The Company wrote-down its investment of $4.5 million in a biotechnology company in light of a proposed restructuring which would dilute the Company's preferred stock holdings. Based upon this restructuring proposal, the Company's share would be diluted approximately 40%, and the Company estimated that its value declined accordingly. Accordingly, the Company recorded this write-down charge of $1.8 million ($1.1 million net of tax), which affected earnings per diluted share by $0.08 for the third quarter.

Acquisition of Businesses
_________________________

During September 1999, the Company acquired six imaging center sites as part of the expansion of its Medical Imaging business. The first of these was the acquisition of a three site operation in the Victorville, California vicinity for a price of $3.7 million plus the assumption of $0.7 million in debt. In addition, the Company completed the purchase of the remaining interest that the Company does not already own in two sites for $2.7 million. The last site acquisition was in Santa Maria, California for a total purchase price of $2.8 million.

Liquidity and Capital Resources
_______________________________

The Company had cash, cash equivalents and investments of $28.9 million at September 30, 1999 compared with $18.5 million at December 31, 1998. The Company's total debt of $97.1 million at September 30, 1999 reflects an increase of $17.7 million when compared to the balance of $79.4 million at December 31, 1998. The increase for the nine months ended September 30, 1999 results primarily from the financing of the continued expansion of the Medical Imaging business. Working capital increased by $19.0 million to $63.0 million at September 30, 1999, compared to $44.0 million at December 31, 1998.

The Company believes that sufficient internal and external sources exist to fund operations and future expansion plans. Of the $75 million credit line facility initiated on January 5, 1998, $11.2 million is available at September 30, 1999.

Year 2000
_________

Like many other companies, the Year 2000 computer issue creates risk for the Company. If the Company's computer systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The Company has therefore initiated a comprehensive project to prepare its computer systems for the year 2000.

Corporate Systems: Migration & Legacy Systems

The Company's financial information systems include an SAP system implemented in 1997. This system has been vendor certified to be "Year 2000" compliant. The Company has conducted and continues to conduct periodic tests of this system. The Company analyzed its remaining computer systems to identify any potential Year 2000 issues, and took appropriate corrective action based on the results of such analysis. This effort was completed as of February 1999.

Pharmacy Services Field-Based IT Systems and Related Company-Supplied Customer IT Systems

The Company's domestic field based pharmacy system has been modified, tested, and fully deployed as of late February 1999. This system is believed to be Year 2000 compliant. The Company's international field-based system is being replaced by a newer Year 2000 compliant system. Installation for the new system is underway and is expected to be completed by December 1999. All IT systems supplied by the Company for use by customers in their locations were either designed as year 2000 compliant, or customers have been converted to a Year 2000 compliant system. The customer system conversion effort was completed in July 1999. The estimated cost of such modifications to field and customer-installed systems, including amounts spent to date, is $250,000.

Residual Systems & Medical Imaging Business

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

Many of the vendor-supplied residual systems are small (e.g., alarm systems, postage meters, etc.), while some are more sophisticated (e.g., desktops, desktop applications, and LAN applications). The estimated cost of such Year 2000 driven modifications/replacements to residual systems and the Medical Imaging business's systems, including amounts spent to date, is not expected to exceed $750,000. This effort is scheduled to be completed by mid fourth quarter of 1999.

Risk Assessment; Contingency Planning

The Company is also in contact with suppliers, customers, other vendors and fiscal payers, including federal and state governments, Medicare fiscal intermediaries, insurance companies and managed care companies to determine the state of their Year 2000 compliance and to assess the potential impact on the Company's operations if key third parties are not successful in converting their systems in a timely manner. Risk assessment, readiness evaluation, action plans, testing with major suppliers, and contingency plans were completed in September 1999. Notwithstanding the foregoing, there can be no assurance that another entity's failure to ensure Year 2000 capability would not have an adverse effect on the Company.

The Company's risk management program includes emergency backup and recovery procedures to be followed in event of failure of a business-critical system. These procedures include specific plans in the event of a Year 2000-related interruption. These plans have been finalized.

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

Safe Harbor Statement
_____________________

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

(a)   Exhibits

10.   Material Contracts

      10.1 Rights Agreement, dated September 28, 1999, between Syncor International Corporation and American Stock Transfer & Trust Company, filed as Exhibit 4 to the Form 8-K, dated September 28, 1999 and incorporated herein by reference.

(b) A report on Form 8-K, dated September 28, 1999, was filed disclosing the Rights Agreement between Syncor International Corporation and American Stock Transfer & Trust Company.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   				SYNCOR INTERNATIONAL CORPORATION
                                                (Registrant)





November 12, 1999				                        By:	/s/Michael E. Mikity
                                          							____________________
                                         								   Michael E. Mikity
                                         								   Senior Vice President and
                                         								   Chief Financial Officer
                                         								   (Principal Financial/
                                         								   Accounting Officer)