Form 10-K
period 1999-12-31
SYNCOR INTERNATIONAL CORP /DE/
filed 2000-03-30
CIK 202763

SECURITIES AND EXCHANGE COMMISSION
                       	    WASHINGTON, D.C.  20549
           	______________________________________________________

                             	    FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
            ______________________________________________________

                    For the Year Ended December 31, 1999
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K._______

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average closing bid and asked prices of such stock on March 24, 2000 was $283,018,195. For purposes of the foregoing calculation, each executive officer and director of Registrant was deemed an "affiliate" of Registrant. The number of shares outstanding (excluding treasury shares) of the Registrant's $0.05 par value common stock as of March 24, 2000 was 11,834,719 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Annual Report to Stockholders for the year ended December 31, 1999, are incorporated by reference into Parts I, II and IV of this report.

Portions of Registrant's definitive Proxy Statement for Registrant's Annual Meeting of Stockholders on June 20, 2000, are incorporated by reference into
Part III of this report.

                      SYNCOR INTERNATIONAL CORPORATION

                             TABLE OF CONTENTS

                          FORM 10-K ANNUAL REPORT

                            December 31, 1999
PART I

Item 1.     BUSINESS                                                      1

Item 2.     PROPERTIES                                                    9

Item 3.     LEGAL PROCEEDINGS                                            12

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          12


PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS                                          12

Item 6.     SELECTED FINANCIAL DATA                                      13

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                          13

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK   13

Item 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA     13

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE                                     13

PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT          13

Item 11.     EXECUTIVE COMPENSATION                                      14

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT                                                  14

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              14

PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K                                                 14

                                  PART I


Item 1.     BUSINESS.

Unless otherwise indicated, the term "Syncor" or the "Company" as used in this report refers to Syncor International Corporation, incorporated in 1985 under the laws of the State of Delaware, and its consolidated subsidiaries.

General Development of Business

The general development of the Company's business for the year ended December 31, 1999, is covered in the letter from the Chairman of the Board and the President and Chief Executive Officer to the Company's stockholders in the Company's Annual Report to Stockholders for 1999 and is incorporated into this Form 10-K by reference. A copy of the Company's Annual Report to Stockholders is attached as Exhibit 13.

Principal Products Produced and Services Rendered

U.S. Pharmacy Services Business

The Company is primarily a pharmacy services company engaged in compounding, dispensing and distributing radiopharmaceutical products and services to hospitals and clinics through its network of 123 nuclear pharmacy service centers in the United States. The Company's pharmacies process radiopharmaceutical prescriptions in convenient packaging for the customer, called "unit dose." The unit dose is then injected into a patient for diagnostic imaging of physiological functions and organ systems and for monitoring and treatment of diseases.

The Company is also a distributor of imaging cold kits, or "bulk" radiopharmaceutical vials, from which customers draw their own unit doses. The Company's sales of bulk vials have steadily decreased during the past four years as hospitals and clinics increasingly convert to unit dose purchases. Bulk and unit dose sales are discussed in more detail in the section entitled "Competitive Conditions" below.

In addition, the Company provides various services in connection with the sale of radiopharmaceuticals, including radiopharmaceutical record keeping required by federal and state government agencies, and radiopharmaceutical technical consulting. The Company also markets and distributes other radioactive products, including radionuclide generators and radioactive sealed sources, medical reference sources, and nuclear and pharmacy equipment and accessories. The Company estimates that its pharmacies serve approximately 7,000 hospitals and clinics in 48 states throughout the United States.

U.S. Medical Imaging Business

The Company, through its subsidiary, Comprehensive Medical Imaging, Inc. ("CMI"), wholly owns 33 medical imaging centers and manages and partly owns an additional 9 medical imaging centers located in 11 states. The centers are concentrated primarily in California, Arizona, Virginia and Florida.

These medical imaging centers provide one or more outpatient and inpatient diagnostic imaging services, including MRI (40 centers), computerized tomography or CT (12 centers), nuclear imaging (3 centers), X-ray (15 centers), ultrasound (8 centers), mammography (8 centers) and fluoroscopy (13 centers). The Company's goal is to become more efficient and effective in meeting the demands of patients, physicians and health plans for the production of more timely, accurate and cost-effective diagnostic results across multiple modalities and geographic markets. The medical services provided in each imaging center are performed by groups of radiologists affiliated with the Company. The radiologists interpret diagnostic images and supervise technicians performing medical imaging procedures, while the Company performs marketing, legal, billing and other administrative and technical functions. All 9 of the partially-owned centers are managed by TME, Inc., a subsidiary of CMI, in exchange for a management fee.

CMI also operates a service called IMI-Net, a multi-state patient referral network that contracts with insurance payers to arrange the scanning of patients in medical imaging facilities certified by IMI-Net to have met IMI-Net's level of quality standards.

International Operations

The Company, through its subsidiary, Syncor Overseas Ltd., owns and/or operates 17 nuclear pharmacy service centers in the following locations: New Zealand, China, Hong Kong, Taiwan, Philippines, Thailand, South Korea, Israel, Australia, Mexico, Colombia, Puerto Rico and South Africa. The Company compounds, dispenses and distributes unit dose radiopharmaceuticals in these locations and acts as a distributor of bulk radiopharmaceuticals for various manufacturers. The Company also owns and/or operates 7 medical imaging centers in the following locations: Puerto Rico, New Zealand and Taiwan. Additional nuclear pharmacies and medical imaging centers in foreign sites are being considered for development, including joint ventures in Chengdu and Guangzhou, China.

The Company has expanded its business to provide outsource and other services in the field of medical imaging and radiopharmacy. The Company manages the MRI portion of a medical imaging department in a hospital in Chia-Yi City, Taiwan. In 1999, the Company opened a cyclotron facility at a hospital in Taichung, Taiwan to produce positron emission tomography (PET) radiopharmaceuticals, and, in January 2000, entered into another agreement with a hospital in Tel Aviv (Israel) to jointly operate a cyclotron facility.

Syncor Pharmaceuticals, Inc., a division of Syncor Overseas, manufactures Iodine-123 capsules in its manufacturing facility in Golden, Colorado. An Iodine-123 capsule is a radiopharmaceutical diagnostic product used for thyroid disorders. Syncor Pharmaceuticals allows the Company to maintain a reliable supply of Iodine-123 capsules for its customers and their patients.

In 2000, the Company will also begin to manufacture Iodine-125 and Palladium-103 brachytherapy "seeds," radioactive implants used for the treatment of localized prostate cancer. The seeds will be marketed under the trade name Pharmaseed(TM) and will be manufactured in the Company's facility in Shanghai, China.

The description of the Company's various activities in the Company's Annual Report to Stockholders for the year ended December 31, 1999 is incorporated into this Form 10-K by reference.

Sources and Availability of Raw Materials

The Company's pharmacies dispense approximately sixty different radiopharmaceutical products, which are obtained primarily from six suppliers. The Company's principal supplier of radiopharmaceutical products in the U.S. is the Radiopharmaceutical Division of The DuPont Pharmaceutical Company ("DuPont"), with whom the Company has had a long-standing relationship with respect to the distribution of its products.

Cardiology sales constituted approximately 58 percent of the Company's sales in 1999. Seventy eight percent of the cardiology sales was derived from sales of Cardiolite(R), a DuPont cardiology product to which the Company has preferred distribution rights.

If DuPont is not able to supply its proprietary products to the Company, particularly Cardiolite(R), the Company's operations could be negatively impacted. DuPont, however, is contractually committed to supply Cardiolite(R) to Syncor on a preferential basis through December 31, 2003. Management further believes that if DuPont or any other supplier of proprietary radiopharmaceuticals to the Company failed to supply products, the Company's other current suppliers would be in a position to supply similar and additional products to make up most of the shortfall. The failure of two or more suppliers to provide products at a particular time could have an adverse effect on the Company's business.

The Company derives approximately 66 percent of its radiopharmacy net sales per day from technetium-based products. The Company obtains its U.S. supply of technetium, a radioactive isotope, from technetium generators provided primarily by DuPont. Since radioactive isotopes decay naturally, the Company cannot stockpile technetium generators for use during temporary shortages. An interruption in the supply of technetium generators, depending on its duration, could have a material adverse effect on the Company's business.

The principal raw material used by the Company in its manufacturing facility in Colorado is the radioactive isotope, Iodine-123. The Company obtains its supply of Iodine-123 from MDS Nordion, which has supplied the material without interruption during the last seven years. The Iodine-125 and Palladium-103 isotopes to be used for the production of brachytherapy seeds will be obtained from MDS Nordion or other manufacturers.

The Company is consistently in pursuit of improving its relationships with current suppliers and developing new long-term relationships.

Patents, Trademarks, and Licenses

The Company owns a number of trademarks and patents, including patent rights to the SECURE(R) Safety Insert System, a safety insert container system used for the safe delivery, handling and disposal of unit dose products.
The Company also has patent rights to a family of radiopharmaceutical delivery systems referred to as the "Pigs" (Piglet(TM), Piglet2(TM) and PETPig(TM)). The Pigs are tungsten containers that weigh considerably less than current lead containers and set new industry standards for the safe transport and handling of radioactive substances. They also provide enhanced radiation shielding resulting in a reduction in radiation exposure to our pharmacy personnel and customers.

The Company also licenses its proprietary Windows-based SYNtrac(TM), Unit Dose Manager(TM) and NucLink(TM) integrated software and hardware systems to its customers to assist in the management of their nuclear medicine departments and to facilitate electronic communication between the Company's local radiopharmacies and customers. As of December 31, 1999, the Company had almost 1,400 customers who were active licensees of the software systems. The foregoing trademarks, patents and licenses are key components to the Company's ability to operate its pharmacies efficiently, provide high quality customer service, and build mutually beneficial long-term relationships with the Company's customers.

Dependence on Customers

Pharmacy Services Customers

The Company has primarily three types of radiopharmacy customers in the U.S.:
(i) corporate account customers that negotiate contracts on behalf of regional or national networks of hospitals and clinics, including hospital alliances, proprietary hospital systems and group purchasing organizations ("GPOs"); (ii) local independent hospitals and clinics that purchase radiopharmaceuticals from the company independent of any agreement or membership with a national managed care provider or GPO; and (iii) community-based multi-facility integrated healthcare networks ("IHNs") that control purchasing for a limited but highly integrated group of hospitals and clinics that may or may not be affiliated or aligned with a corporate account customer.

In 1999, the Company's largest corporate account customers included Health Trust (formerly Columbia/HCA), AmeriNet, Inc., TENET, Health Service
Corporation of America and Kaiser Foundation Health Plan, Inc.   Sales to
corporate account customers and IHNs affiliated with GPOs were valued at approximately $130 million in 1999, representing nearly 30% of the Company's total radiopharmacy sales, compared to $146 million in 1998 representing 35% of the Company's 1998 radiopharmacy sales. In 1999, sales to the Company's three biggest corporate account customers (TENET, Health Trust and AmeriNet) accounted for approximately 78% of the total corporate account sales, compared to 81% in 1998. The contrast between 1998 and 1999 can be attributed primarily to the loss of the Novation contract in March 1999; while Syncor has been successful in retaining as customers 97 percent of the hospitals and clinics affiliated with Novation after the contract termination, Syncor no longer classified those sales as corporate account sales. The advantage to having a corporate account agreement in place is that the affiliated hospitals and clinics are more likely to be bound by long-term supply agreements with the Company.

Sales to non-corporate account customers, including sales to IHNs not affiliated with a corporate account customer, were valued at approximately $310 million in 1999, representing nearly 70% of the Company's total radiopharmacy sales, compared to $250 million in 1998 representing 63% of the Company's 1998 radiopharmacy sales.

The Company's radiopharmacy operations are not dependent upon a single customer. If two or more corporate account customers were to cause all or most of their affiliated or member hospitals and clinics to cease using the Company's services, it could result in a negative impact on the Company's operations. If a corporate account customer terminates its agreement with the Company, however, the Company's experience has been that many of that customer's affiliated or member hospitals and clinics will continue to do business with the Company. They remain with the Company for one or more of the following reasons: (i) the affiliated hospital or clinic may be contractually committed to purchase radiopharmaceuticals from the Company for a set term, independent of its affiliation with the corporate account customer; (ii) since the Company is the only true nationwide distributor of radiopharmaceuticals, in several markets the Company's radiopharmacy may be the only viable source of radiopharmaceutical products and services; (iii) the Company offers products and services that are not offered by competitors; or (iv) the hospital or clinic prefers the service offered by the Company over the service provided by a competitor.

Medical Imaging Customers

The Company's ability to attract medical imaging customers depends on many factors, including its ability to contract with health care providers and payers and to attract referrals from physicians representing various medical specialties, the type and quality of equipment, and the quality and timeliness of test results. Referrals may depend on the existence of a contractual relationship between a center and a patient's insurance carrier or between a center and a health care provider (such as a managed care provider, hospital or clinic). The loss of one or a few large customers would not have a material adverse effect on the Company's business; however, such a loss could have a material adverse impact on the local imaging centers operated by the Company with whom such customers do business. Approximately 9.1% of CMI's revenues are related to patients participating in the Medicare and Medicaid programs. If CMI were to be disqualified from participation in both the Medicare and Medicaid programs, the resulting loss in revenues would have a material adverse impact on CMI's business.

Manufacturing Customers

The Company's manufacturing facility in Colorado supplies almost all of its Iodine-123 capsules to the Company's radiopharmacies. The Company aims to expand the customer base for its Iodine-123 capsules.

Competitive Conditions

Pharmacy Services Business

The nuclear medicine market is divided into two segments: the market for bulk products and the market for unit dose products. In 1999, the U.S. nuclear medicine market was valued at approximately $850 million, with unit dose sales accounting for approximately 80 percent of the market, and bulk product
sales accounting for the remaining 20 percent.   The Company competes as a
distributor of unit dose products and as a distributor of bulk products on behalf of manufacturers.

With respect to the bulk sales market, the Company competes with radiopharmaceutical manufacturers that sell their products directly to hospitals and clinics. The hospital or clinic, in turn, compounds the bulk product into unit doses. Through its distribution agreements with manufacturers, the Company acts as their agent to compete for bulk business. In the U.S., Syncor's primary supplier of bulk products is DuPont.

The core of the Company's business, however, is in unit dose sales, which generate higher profit margins than bulk sales. In 1999, the Company's unit dose sales represented 92 percent of the Company's total radiopharmacy sales, the same as in 1998. The advantages to customers of using a centralized radiopharmacy to compound unit doses rather than preparing their own radiopharmaceutical products include: (i) reduced risk of radiation exposure to hospital personnel; (ii) cost savings due to the Company's volume purchasing power; (iii) better utilization of time-sensitive products purchased from radiopharmaceutical manufacturers; (iv) reduction in the time needed to maintain extensive records required by regulatory agencies; and (v) elimination or reduction of personnel, working space and equipment that would otherwise have been necessary to compound unit doses.

The Company's radiopharmacies compete for unit dose sales with a number of distributors, including two radiopharmaceutical manufacturers that have also set up their own centralized radiopharmacies to supply unit doses to customers, and approximately 100 to 105 independent radiopharmacies located in cities throughout the U.S. The advantages to operating an independent radiopharmacy include lower start-up and overhead costs and greater management flexibility. In certain markets, there is competition with universities which own and operate centralized radiopharmacies. The advantages to operating a university radiopharmacy include having a guaranteed customer base from the university's nuclear medicine department and having access to subsidies from the university. In 1999, the Company held approximately 50 to 55 percent of the market share for unit dose sales.

The Company differentiates itself from its competitors, and adds value to its customers, by providing, among other things: (i) unit dose radiopharmaceuticals under rigorous quality control standards; (ii) a comprehensive nuclear medicine product line; (iii) professional consultation and delivery services, including health physics and relief technology services; (iv) the SECURE(R) Safety Insert System and the Pigs system for the safe delivery, handling and disposal of unit dose products; and (v) the SYNtrac(TM) and Unit Dose Manager(TM) software and hardware systems to allow customers to better manage their nuclear medicine departments.

Medical Imaging Business

The Company's medical imaging centers compete with other diagnostic imaging centers owned by physicians, hospitals, and other medical imaging providers. The market is fragmented and has no dominant national imaging services provider. In the beginning of 1999, there were approximately 3,000 outpatient diagnostic imaging centers in the U.S., and the largest provider owns approximately 5% of those centers. The principal competitive factors are the quality and timeliness of results, price, center location, type of equipment available at the center, reputation of interpreting radiologists and the center's ability to establish and maintain relationships with health care providers and referring physicians. The Company plans to enhance its network of referrals by building upon existing relationships and developing new relationships through the radiopharmacy business. The Company plans to differentiate itself from the competition by becoming a regional leader in providing medical diagnostic imaging services in selected markets. Managed care entities and other payers increasingly prefer to work with fewer providers of healthcare services, including medical diagnostic imaging. Regional differentiation combined with a complete offering of medical imaging services may allow the Company to be the medical diagnostic imaging partner of choice among regional payers seeking to minimize the number of providers under contract.

Government Regulation and Reimbursement

Pharmacy Services and Manufacturing Business

Each of the Company's pharmacies in the U.S. is licensed by and must comply with the regulations of the United States Nuclear Regulatory Commission ("NRC") or corresponding state agencies. In addition, each pharmacy is licensed and regulated by the Board of Pharmacy in the state where it is located. The Company's manufacturing facility in Colorado is licensed by the state of Colorado for radioactive materials and is licensed by the Food and Drug Administration ("FDA") as a manufacturing facility. The FDA also inspects the facility for compliance with its "good manufacturing practices" standards.

Periodic inspections of the Company's pharmacies are conducted by the NRC and various other federal and state agencies. Unsatisfactory inspection results could lead to escalated enforcement action, the imposition of fines or the suspension, and/or revocation or denial of renewal of the licenses for the location inspected. The Company devotes substantial human and financial resources to ensure continued regulatory compliance and believes that it is currently in material compliance with all material rules and regulations.

The Company is subject to the various federal, state and local regulations relating to occupational safety and health and the use and disposal of bio-hazardous materials. In addition, the Company's products are subject to federal, state and local regulations relating to drugs and medical devices.

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

The Federal Medicare and Medicaid Anti-Kickback Statute and similar state statutes prohibit the offering, payment, solicitation or receipt of any form of remuneration in return for the purchase, lease or order or provision of any item or service that is covered by Medicare or Medicaid. Violations of the Anti-Kickback Statute or similar state statutes could result in substantial civil and/or criminal penalties in connection with willful violations of the statutes. Violations could also result in the Company's exclusion from Medicare or Medicaid programs. The Company believes that its pharmacy services business is in material compliance with the Anti-Kickback Statute and similar state statutes.

Changes to the current framework by which the Health Care Financing Administration ("HCFA") reimburses healthcare providers for healthcare services, primarily with the introduction of ambulatory payment classifications (APCs), are scheduled to take into effect in mid-year 2000. While the Company's pharmacy services business does not get reimbursement from HCFA, the implementation of APCs could have an effect on the hospitals that purchase their radiopharmaceuticals from Syncor, and that impact, in turn, could affect the Company's revenues. The Company cannot predict at this time what impact those changes will have on the Company's pharmacy services business, but based on information currently available to it, the Company's management believes that the changes will have a favorable impact.

Medical Imaging Business

The federal government and all states in which the Company operates or plans to operate medical imaging centers in the U.S. regulate various aspects of the medical imaging business. Failure to comply with these laws and regulations could have an adverse impact on the Company's ability to receive reimbursement for its services from government agencies and could also result in civil and criminal penalties against the Company and its management.

Reimbursement for medical imaging may be undergoing change as third-party payers, such as Medicare and Medicaid, health maintenance organizations and other health insurance carriers, increase efforts to control the cost, utilization and delivery of healthcare services. Legislation has been proposed or enacted at both the federal and state levels to regulate healthcare delivery in general and radiology services in particular. In June 1998, HCFA, acting pursuant to the Balanced Budget Act of 1997, published a proposed reimbursement schedule that, if implemented, would have resulted in reductions in Medicare reimbursement for medical imaging services over a four-year phase-in period. The proposed schedule was not implemented because the data from which HCFA prepared the proposed reimbursement schedule was not complete. As of March 2000, HCFA was still in the process of analyzing data to determine what reductions, if any, should be made in medical imaging reimbursement. The final outcome to the proposed fee restructuring and the impact on diagnostic facilities, and on the Company, cannot be predicted at this time. As for the introduction of APCs in mid-year 2000, since APCs apply only to outpatient services performed by hospital-based medical providers, the Company's management does not expect that change to affect the Company's medical imaging centers, which are not hospital-based.

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

The Company is also subject to licensing and regulation under federal, state and local laws relating to the handling and disposal of medical specimens, infectious and hazardous waste and radioactive materials as well as to the safety and health of laboratory employees. The sanctions for failure to comply with these regulations may include denial of the right to conduct business, significant fines and criminal penalties. The Company believes that it is in material compliance with all such applicable laws and regulations.

International Risks and Uncertainties

The Company's foreign operations are not immune to the inherent uncertainties and risks of currency fluctuations, political and civil unrest, trade restrictions, and inconsistent market and regulatory conditions.

Employees

As of December 31, 1999, the Company employed over 2,900 people in the United States, of whom approximately 2,000 were full-time employees. The Company employs approximately 200 people outside the United States, of whom approximately 180 are full-time employees.


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

The Company and its consolidated subsidiaries lease (and in one location own) and operate a number of pharmacies in the U.S. whose locations are set forth in the following table*:

STATE          LOCATION                   STATE            LOCATION

ALABAMA        Birmingham                 NEBRASKA         Lincoln
               Mobile                                      Omaha
ARIZONA        Gilbert(Mesa)              NEVADA           Las Vegas
               Phoenix                    NEW JERSEY       Kenilworth(Newark)
               Tucson                     NEW MEXICO       Albuquerque
ARKANSAS       Jonesboro                  NEW YORK         The Bronx
               Little Rock                                 Cheektowaga
CALIFORNIA     Bakersfield                                  (Buffalo)
               Berkeley                                    Franklin Square
               Colton                                       (Long Island)
               Fresno                                      Newburgh
               Modesto                                     Rochester
               Palm Springs                                Syracuse
               Redding                                     Troy(Albany)
               Sacramento                 NORTH CAROLINA   Charlotte
               San Diego                                   Greensboro
               San Jose                                    Raleigh
               Torrance                   OHIO             Cincinnati
               Van Nuys(Los Angeles)                       Columbus
COLORADO       Colorado Springs                            Girard(Youngstown)
               Denver                                      Holland(Toledo)
CONNECTICUT    Glastonbury(Hartford)                       Miamisburg(Dayton)
               Stamford                                    Uniontown/Green
DELAWARE       Seaford                                      (Akron)
FLORIDA        Fort Myers                                  Valley View
               Gainesville                                  (Cleveland)
               Jacksonville               OKLAHOMA         Oklahoma City
               Jupiter(West Palm Beach)                    Tulsa
               Miami Lakes(Miami)         OREGON           Portland
               Pensacola                  PENNSYLVANIA     Allentown
               Pompano Beach                               Bristol
                 (Ft. Lauderdale)                           (N. Philadelphia)
               Sarasota                                    Erie
               Tampa                                       Hummelstown
               Winter Park(Orlando)                         (Harrisburg)
GEORGIA        Augusta                                     Pittsburgh
               Columbus                                    Sharon Hill
               Doraville(Atlanta)                           (Philadelphia)
               Rome                       RHODE ISLAND     Providence
ILLINOIS       Chicago                    SOUTH CAROLINA   Columbia
               Elmhurst                   TENNESSEE        Chattanooga
INDIANA        Ft. Wayne**                                 Jackson
               Griffith                                    Knoxville
               Indianapolis                                Memphis
IOWA           Des Moines                                  Nashville
KANSAS         Wichita                    TEXAS            Amarillo
KENTUCKY       Lexington                                   Austin
               Louisville                                  Beaumont
LOUISIANA      New Orleans                                 Corpus Christi
MARYLAND       Silver Springs                              Dallas
               Timonium(Baltimore)                         El Paso
MASSACHUSETTS  Woburn(Boston)                              Fort Worth
MICHIGAN       Grand Rapids                                Houston
               Southfield(Detroit)                         Lubbock
               Swartz Creek(Flint)                         San Antonio
MINNESOTA      Moorhead(Fargo, ND)        VIRGINIA         Richmond
               St. Paul                                    Virginia Beach
MISSISSIPPI    Flowood(Jackson)           WASHINGTON       Seattle
               Tupelo                                      Spokane
MISSOURI       Kansas City                                 Tacoma
               Overland(St. Louis)                         Huntington
               Springfield                                 Princeton
                                          WISCONSIN        Appleton
                                                            (Green Bay)
                                                           Mosinee
                                                           Wauwatosa
                                                            (Milwaukee)

<F1>*  The Company also owns an interest in pharmacies in: Salt Lake City,
       Utah; Midland, Texas; Huntsville, Alabama; and Reno, Nevada.
<F2>** Managed by, and under the name of, Spectrum Pharmacy, Inc.

Pharmacy lease terms vary from less than one year to approximately ten years, and average approximately five years. Leased areas average approximately 4,500 square feet.

CMI has its corporate headquarters in Westlake Village, California. CMI owns or manages medical imaging centers in various locations throughout the U.S. The following table lists the medical imaging centers in the U.S. and describes CMI's ownership interest in each center and the types of imaging modalities offered in each center:

NAME OF CENTER          LOCATION           PROPERY  OWNERSHIP MODALITIES

Anaheim Cath Lab*       Anaheim, CA        N/A        0       Catheterization
                                                              Laboratory
Comprehensive OPEN      Bakersfield, CA    Leased   100       MRI
  MRI-Bakersfield
Comprehensive OPEN
  MRI-Carmichael/Folsom Carmichael, CA     Leased   100       MRI
Comprehensive OPEN
  MRI-Carmichael/Folsom Folsom, CA         Leased   100       MRI
Comprehensive OPEN      Dallas, TX         Leased   100       MRI
  MRI-Dallas
Comprehensive OPEN      Encino, CA         Leased   100       MRI
  MRI-Encino
Comprehensive OPEN      Fullerton, CA      Leased   100       MRI
  MRI-Fullerton
Comprehensive OPEN      Laguna Hills, CA   Leased   100       MRI
  MRI-Laguna Hills
Comprehensive OPEN      Plano, TX          Leased   100       MRI
  MRI-Plano
Comprehensive OPEN      Sacramento, CA     Leased   100       MRI
  MRI-Sacramento
Comprehensive Medical   Bakersfield, CA    Leased   100       MRI/CT/X-ray/
  Imaging-Bakersfield                                         Fluoroscopy/
                                                              Mammography/
                                                              Ultrasound
Comprehensive Medical   Fairfax, VA        Leased   100       MRI/CT/Nuclear
  Imaging-Fairfax                                             Medicine/X-ray/
                                                              Fluoroscopy
Comprehensive Medical   Rancho Cucamonga,  Leased   100       MRI/CT
  Imaging-              CA
  Rancho Cucamonga
Corona Inland MRI       Corona, CA         Leased   100       MRI
Crescent City MRI       New Orleans, LA    Leased    27.07    MRI
Desert CT/MRI           Palm Springs, CA   Leased   100       MRI/CT
Desert CT/MRI           Rancho Mirage, CA  Leased   100       MRI/CT
Fairfield Cath Lab*     Fairfield, CA      N/A        0       Catheterization
                                                              Laboratory
Fox Valley Imaging      Naperville, IL     Leased     7.62    MRI/CT/X-ray/
                                                              Fluoroscopy
Greenville MRI          Greenville, NC     Leased    32.63    MRI
IMI of Arlington        Arlington, VA      Leased   100       MRI
IMI of Boca Raton       Boca Raton, FL     Owned    100       MRI/CT/X-ray/
                                                              Fluoroscopy
IMI Diagnostic Center   Plantation, FL     Leased   100       CT/X-ray/
                                                              Nuclear
                                                              Medicine/
                                                              Ultrasound/
                                                              Mammography/
                                                              Tomography/
                                                              Fluoroscopy
IMI of Kansas City      Overland Park, KS  Owned    100       MRI/X-ray
IMI of Miami            Miami, Fl          Leased   100       MRI/CT/X-ray/
                                                              Fluoroscopy/
                                                              Ultrasound/
                                                              Mammography
IMI of North Miami      North Miami        Leased   100       MRI/X-ray/
  Beach                 Beach, FL                             Fluoroscopy
IMI of Oakland Park     Oakland Park, FL   Leased   100       MRI
IMI of Pine Island      Plantation, FL     Owned    100       MRI
Jefferson Imaging -     Bala Cynwyd, PA    Leased     7.62    MRI
  Bala
Jefferson Imaging -     Langhorne, PA      Leased   100       MRI
  Langhorne
Lodi CT-MRI*            Lodi, CA           N/A        0       CT
Lodi Imaging Center*    Lodi, CA           N/A        0       Catheterization
                                                              Laboratory/
                                                              Nuclear
                                                              Medicine/X-ray/
                                                              Ultrasound
Los Gatos MRI           Los Gatos, CA      Leased   100       MRI
MRI of Woodbridge       Woodbridge, VA     Leased     7.62    MRI
Medical Imaging Center  W. Orange, NJ      Leased   100       MRI/CT/X-ray
  of the Oranges                                              Ultrasound/
                                                              Mammography/
                                                              Fluoroscopy
Mesa MRI                Mesa, AZ           Leased     7.62    MRI
Mid States Diagnostic   Wichita, KS        N/A        0       Ultrasound/
  Services*                                                   Nuclear Medicine
Mountain View MRI       Paradise Valley,   Leased   100       MRI
                        AZ
Riverside MRI Center    Riverside, CA      Leased    52.5     MRI/
                                                              Fluoroscopy/
                                                              X-ray
Santa Maria MRI Center  Santa Maria, CA    Leased   100       MRI
Tampa Diagnostic        Tampa, FL          Leased     7.62    MRI/CT/X-ray
  Institute                                                   Fluoroscopy/
                                                              Ultrasound/
                                                              Mammography/
                                                              Nuclear Medicine
Tempe OPEN MRI          Phoenix, AZ        Leased   100       MRI/X-ray/
                                                              Fluoroscopy/
                                                              Ultrasound
Thunderbird MRI         Glendale, AZ       Leased   100       MRI
Valley Imaging Center-  Apple Valley, CA   Leased   100       MRI/CT/X-ray
  Apple Valley                                                Fluoroscopy/
                                                              Mammography
Valley Imaging Center-  Hesperia, CA       Leased   100       Ultrasound/
  Hesperia                                                    X-ray
                                                              Mammography
Valley Imaging Center-  Victorville, CA    Leased   100       Ultrasound/
   Victorville                                                X-ray
                                                              Fluoroscopy/
                                                              Mammography
Valley MRI              Phoenix, AZ        Leased    59.16    MRI
West Coast Radiology    Santa Ana, CA      N/A        0       MRI/CT/X-ray
  Center*                                                     Mammography/
                                                              Ultrasound/
                                                              Nuclear
                                                              Medicine/
                                                              Bone
                                                              Densitometry/
                                                              Radiation
                                                              Therapy

_____________________
<F1>*  The Company receives a management fee for financial and accounting services from these 6 medical imaging centers.

In addition to the listed imaging centers, the Company receives a fee for managing the equipment leases in 9 other medical imaging centers.

Outside of the United States, the Company operates radiopharmacies and medical imaging centers in the following locations:

LOCATION                     TYPE OF FACILITY           PROPERTY     OWNERSHIP

Auckland, New Zealand        Medical Imaging            Leased       100
                                (Nuclear Medicine)
Auckland, New Zealand        Radiopharmacy              Leased       100
Bangkok, Thailand            Radiopharmacy              Leased       100
Beijing, China               Radiopharmacy              Own           79.78
Bogota, Colombia             Radiopharmacy              Leased       100
Chia-Yi City, Taiwan         Medical Imaging (MRI)      N/A            0
Chia-Yi City, Taiwan         Medical Imaging            Leased       100
                                (Nuclear Medicine)
Hong Kong, S.A.R., China     Radiopharmacy              Leased       100
Johannesburg, South Africa   Radiopharmacy              Leased       100
Kaoshiung, Taiwan            Radiopharmacy              Own          100
Loudon City, Taiwan          Medical Imaging            Leased       100
                                (Nuclear Medicine)
Manila, Philippines          Radiopharmacy              Leased       100
Mexico City, Mexico          Radiopharmacy              Leased       100
Perth, Australia             Radiopharmacy              Leased       100
San Juan, Puerto Rico        Radiopharmacy              Leased       100
Santurce, Puerto Rico        Medical Imaging (MRI)      Own          100
Seoul, South Korea           Radiopharmacy              Own          100
Shanghai, China              Radiopharmacy              Own           83.67
Sydney, Australia            Radiopharmacy              Leased       100
Taichung, Taiwan             Cyclotron Facility         Leased       100
Taichung, Taiwan             Radiopharmacy              Leased       100
Taipei, Taiwan               Radiopharmacy              Own          100
Taipei, Taiwan               Medical Imaging            Leased       100
                                (Nuclear Medicine)
Taipei, Taiwan               Medical Imaging            Leased       100
                                (Nuclear Medicine)
Tel Aviv, Israel             Radiopharmacy              N/A            0*

_________________
<F1>* Licensing arrangement with an Israeli company.

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

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                   PART II


Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

The information relating to the Company's Common Stock which appears in the Company's Annual Report to Stockholders for the year ended December 31, 1999, under "Selected Quarterly Results of Operations" and "Stockholder
Information," included in this Form 10-K Annual Report as Exhibit 13, is incorporated by reference.

Item 6.     SELECTED FINANCIAL DATA.

The selected financial data which appears in the Company's Annual Report to Stockholders for the year ended December 31, 1999, under the heading of "Selected Financial Data," included in this Form 10-K Annual Report as
Exhibit 13, are incorporated by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's discussion and analysis of financial condition and results of operations which appears in the Company's Annual Report to Stockholders for the year ended December 31, 1999, under the heading of "Management's Discussion and Analysis," included in this Form 10-K Annual Report as Exhibit 13, is incorporated by reference.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The quantitative and qualitative disclosures about market risk which appear in the Company's Annual Report to Stockholders for the year ended December 31, 1999, under the heading of "Quantitative and Qualitative Disclosures About Market Risk," included in this Form 10-K Annual Report as Exhibit 13, are incorporated by reference.

Item 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and the notes thereto which appear in the Company's Annual Report to Stockholders for the year ended December 31, 1999, under the headings of "Consolidated Statements of Income" and "Consolidated Balance Sheets," included in this Form 10-K Annual Report as
Exhibit 13, are incorporated by reference. Schedules containing certain supporting information are also included. See Financial Statement Schedules on page 14 hereof.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                  PART III


Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information called for by Item 10 of Form 10-K is incorporated by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders, to be held on June 20, 2000, which will be filed with the Commission pursuant to Regulation 14A of the Securities and Exchange Commission ("Regulation 14A") within 120 days from December 31, 1999.

Based solely upon its review of Forms 3, 4 and 5 furnished to the Company, the Company believes that all reports required to be filed during 1999 pursuant to Section 16(b) of the Securities Exchange Act of 1934 were timely filed, except that George S. Oki was late by 7 days in filing his Form 4 for March 1999 to report a sale.

Item 11.    EXECUTIVE COMPENSATION.

The information called for by Item 11 of Form 10-K is hereby incorporated by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 20, 2000, which will be filed with the Commission pursuant to Regulation 14A within 120 days from December 31, 1999.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information called for by Item 12 of Form 10-K is hereby incorporated by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 20, 2000, which will be filed with the Commission pursuant to Regulation 14A within 120 days from December 31, 1999.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information called for by Item 13 of Form 10-K is hereby incorporated by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 20, 2000, which will be filed with the Commission pursuant to Regulation 14A within 120 days from December 31, 1999.


                                    PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a)  1.  Consolidated Financial Statements.

              The consolidated financial statements listed below, together with the report thereon of KPMG LLP, dated February 16, 2000, which appear in the Company's Annual Report to Stockholders for the year ended December 31, 1999, included in this Form 10-K Annual Report as Exhibit 13, are hereby incorporated herein by reference.

                      Independent Auditors' Report
                      Consolidated Balance Sheets
                      Consolidated Statements of Income
                      Consolidated Statements of Stockholders' Equity and
                        Comprehensive Income
                      Consolidated Statements of Cash Flows
                      Notes to Consolidated Financial Statements

         2.  Financial Statement Schedules.

               The following schedule supporting the financial statements of the Company is included herein:
                                                                         Page

                       Schedule II   Valuation and Qualifying Accounts   17

               All other schedules and financial statements of the Company are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

         3.  Index to Exhibits.

               The list of exhibits filed as part of this report on Form 10-K or incorporated by reference appears as Index to Exhibits on page 18.

    (b)  Reports on Form 8-K filed in the Quarter Ended December 31, 1999.

               Form 8-K, dated September 28, 1999 and filed on October 12, 1999, disclosing the adoption by the Board of Directors of a new Stockholder Rights Plan that superseded the Company's previous rights plan.

     (c)  Exhibits.

               The exhibits required by Item 601 of Regulation S-K are filed with this Form 10-K Annual Report or are incorporated by reference and are listed in the Index to Exhibits on page 18.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 30, 2000            SYNCOR INTERNATIONAL CORPORATION


                                 By  /s/Robert G. Funari
                                        Robert G. Funari
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Monty Fu                   Chairman of the Board       Date: March 30, 2000
   Monty Fu	                  and Director

/s/Robert G. Funari           President, Chief Executive Date: March 30, 2000
   Robert G. Funari           Officer (Principal
                              Executive Officer) and
                              Director

/s/Michael E. Mikity          Senior Vice President,     Date: March 30, 2000
   Michael E. Mikity	         Chief Financial Officer
                              and Treasurer (Principal
                              Financial and Accounting
                              Officer)


/s/George S. Oki              Director                   Date: March 30, 2000
   George S. Oki


/s/Arnold E. Spangler         Director                   Date: March 30, 2000
   Arnold E. Spangler


/s/Steven B. Gerber           Director                   Date: March 30, 2000
   Steven B. Gerber, M.D.


/s/Henry N. Wagner            Director                   Date: March 30, 2000
   Henry N. Wagner, Jr., M.D.


/s/Gail R. Wilensky           Director                   Date: March 30, 2000
   Dr. Gail R. Wilensky


/s/Ronald A. Williams         Director                   Date: March 30, 2000
   Ronald A. Williams


                   SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     Schedule II. Valuation and Qualifying Accounts
(In thousands)
_____________________________________________________________________________

                                   Balance    Costs                   Balance
                                      at       and                    at End
                                  Beginning  Expenses	  Deductions	of
Description                       of Period    (A)         (B)        Period
_____________________________________________________________________________

Year Ended
December 31, 1999
Allowance for doubtful
accounts                           $3,774     $  942	   $    0       $4,716

Year Ended
December 31, 1998
Allowance for doubtful
accounts                           $1,040     $3,009    $  275       $3,774

Year Ended
December 31, 1997
Allowance for doubtful
accounts  	                        $  911     $    0    $ (129)      $1,040


<F1> (A)  Amount due to acquisition of medical imaging businesses and related accounts receivable.
<F2> (B)  Uncollectible accounts written-off, net of recoveries and change in reserve.

                                  INDEX TO EXHIBITS

Exhibit No.


3.    Certificate of Incorporation and By-Laws

      3.1   Restated Certificate of Incorporation of the Company filed as
            Exhibit 3.1 to the Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.

      3.2 Restated By-Laws of the Company, filed as Exhibit 3.2 to the Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

4.    Instruments Defining the Rights of Security Holders

      4.1 Stock Certificate for Common Stock of the Company filed as Exhibit to the Form 10-K for the year ended May 31, 1986, and incorporated herein by reference.

      4.2 Rights Agreement dated as of September 28, 1999 between the Company and American Stock Transfer & Trust Company filed as
            Exhibit 4 to the Form 8-K dated September 28, 1999 and filed on October 12, 1999, and incorporated herein by reference.

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

     	10.6 First Amendment to the Syncor International Corporation 1990 Master Stock Incentive Plan, as amended and restated dated as of June 23, 1999, filed as Exhibit 10.4 to the Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.*

      10.7 Form of Stock Option Agreement substantially as entered into between the Company and certain employee Directors and employees filed as Exhibit 10.15 to the Form 10-K for year ended December 31, 1993, and incorporated herein by reference.*

      10.8 Form of Stock Option Agreement substantially as entered into between the Company and certain non-employee Directors filed as
            Exhibit 10.16 to the Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.*

      10.9 Non-Employee Director 1995 Stock Incentive Award Agreement dated January 24, 1995 entered into between the Company and Arnold E. Spangler, filed as Exhibit 10.17 to the Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.*

      10.10 Non-Employee Director 1995 Stock Incentive Award Agreement dated January 24, 1995 entered into between the Company and George S. Oki, filed as Exhibit 10.18 to the Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.*

      10.11 Non-Employee Director 1995 Stock Incentive Award Agreement dated January 24, 1995 entered into between the Company and Henry Wagner, Jr., filed as Exhibit 10.19 to the Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.*

      10.12 Non-Employee Director 1995 Stock Incentive Award Agreement dated April 29, 1996, entered into between the Company and Gail Wilensky, filed as Exhibit 4.3(b) to the Registration Statement on Form S-8 filed on December 20, 1996 to register the shares underlying said Award Agreement, and incorporated herein by reference.*

      10.13 Non-Employee Director 1995 Stock Incentive Award Agreement dated April 29, 1996, entered into between the Company and Steven Gerber, filed as Exhibit 4.3(a) to the Registration Statement on Form S-8 filed on December 20, 1996 to register the shares underlying said Award Agreement, and incorporated herein by reference.*

      10.14 Subscription Agreement, dated July 15, 1996, executed by Syncor Management Corporation in favor of American Tax Credit Corporate Fund III, L.P., together with a Promissory Note, dated July 15, 1996, executed by Syncor Management Corporation in favor of John Hancock Mutual Life Insurance Company, as assignee of Corporate Credit, Inc., and the Guarantee of Parent Corporation, dated July 15, 1996, executed by the Company in favor of John Hancock Mutual Life Insurance Company, as assignee of Corporate Credit, Inc. These agreements were filed as Exhibit 10.15 to the Form 10-K for the year ended December 31, 1996, and are incorporated herein by reference.

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

      10.18 Non-employee Director Stock Compensation Plan, dated August 27, 1996, filed as Exhibit 4.3 to the Form S-8 Registration Statement filed by the Company with the SEC on December 20, 1996, and incorporated herein by reference.*

      10.19 Loan Agreement, dated March 31, 1997, among Syncor Pharmaceuticals, Inc., as borrower, the Company, as guarantor, and Bank One, NA (formerly The First National Bank of Chicago), as lender, filed as Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.

      10.20 Credit Agreement, dated August 8, 1997, between Syncor International Corporation and Mellon Bank, N.A., filed as Exhibit
            10.2 to the Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

      10.21 Syncor International Corporation Deferred Compensation Plan effective January 1, 1998, filed as Exhibit 10.24 to the Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.*

      10.22 Credit Agreement, dated as of January 5, 1998, among the Company, as borrower, Bank One, NA (formerly The First National Bank of Chicago), as lender and administrative agent, and Mellon Bank, N.A., as lender, filed as Exhibit 10.26 to the Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

      10.23 First Amendment to Credit Agreement, dated as of November 10, 1999, among the Company, as borrower, Bank One, NA, as lender and administrative agent, and Mellon Bank, N.A., as lender.

      10.24 Executive Long-Term Performance Equity Plan, effective as of January 1, 1998, filed as Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.*

      10.25 First Amendment to Executive Long-Term Performance Equity Plan, dated as of November 17, 1998, filed as Exhibit 10.25 to the Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.*

      10.26 Second Amendment to the Executive Long-Term Performance Equity Plan, dated as of June 23, 1999, filed as Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.*

      10.27 1998 Senior Management Stock Purchase Plan, effective as of June 16, 1998, filed as Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.*

      10.28 Universal Performance Equity Participation Plan, effective as of June 16, 1998, filed as Exhibit 10.2 to the Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.*

      10.29 First Amendment to the Universal Performance Equity Participation Plan, dated as of June 16, 1998, filed together with the Universal Performance Equity Plan that was filed as Exhibit 10.2 to the Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.*

      10.30 Second Amendment to the Universal Performance Equity
            Participation Plan, dated as of June 23, 1999, filed as Exhibit
            10.2 to the Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.*

      10.31 Third Amendment to the Universal Performance Equity Participation Plan, dated as of June 23, 1999, filed as Exhibit 10.3 to the Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.*

      10.32 New Employee Stock Option Plan, dated as of June 1, 1998, filed as Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.*

      10.33 Form of Stock Option Agreement under the New Employee Stock Option Plan as entered into between the Company and certain employees, filed as Exhibit 10.31 to the Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.*

      10.34 Non-Qualified Stock Option Award Agreement, dated February 24, 1999, between the Company and Robert G. Funari, filed as Exhibit
            10.1 to the Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference.*

      10.35 Non-Employee Director 1999 Stock Incentive Plan, dated November 11, 1999.*

      10.36 Form of Non-Employee Director 1999 Stock Incentive Award Agreement, dated November 11, 1999, entered into between the Company and each of the non-employee directors (excluding Ronald Williams).*

      10.37 Split Dollar Agreement between the Company and the Monty and Wendy Fu 1998 Irrevocable Trust, dated January 8, 1999.*

      10.38 2000 Corporate Management Incentive Plan.*

      10.39 Amended and Restated Employment Agreement of Monty Fu, dated January 1, 1997, and amended and restated as of December 31, 1997, filed as Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.*

      10.40 Amended and Restated Employment Agreement of Robert G. Funari, dated January 1, 1997, and amended and restated as of December 31, 1997, filed as Exhibit 10.3 to the Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.*

11.   Statement Re:  Computation of Per Share Earnings

      Computation can be clearly determined from the material contained in the Company's Annual Report to Stockholders for year ended December 31, 1999.

13.   Annual Report to Security Holders

      Syncor International Corporation Annual Report to Stockholders for the year ended December 31, 1999, except for specific information in such Annual Report expressly incorporated herein by reference, is furnished for the information of the Commission and is not to be deemed "filed" as part hereof.

21.   Subsidiaries of the Registrant

                                                    State or Country
Name of Subsidiary                                  of Organization

Syncor Management Corporation	         	            Delaware
Syncor Midland, Inc.                                Texas
Syncor Pharmaceuticals, Inc.                        Delaware
Comprehensive Medical Imaging, Inc.                 Delaware
Comprehensive Diagnostic Imaging, Inc.**            Delaware
Medical Diagnostic Leasing, Inc.**                  Delaware
TME, Inc.**                                         Delaware
Beijing Syncor Medicine Corporation, Ltd.           People's Republic of China
Pharmatopes (Proprietary) Limited***                South Africa
Shanghai Syncor Medicine Corporation, Ltd.          People's Republic of China
Syncor de Mexico, S.A. de C.V.***                   Mexico
Syncor de Puerto Rico, Inc.***                      Puerto Rico
Syncor Hong Kong Limited***                         Hong Kong
Syncor International (Thailand) Co., Ltd.           Thailand
Syncor Korea, Inc.***                               South Korea
Syncor New Zealand Limited***                       New Zealand
Syncor Pharmacies Australia Pty. Ltd.***            Australia
Syncor Overseas Ltd.                                British Virgin Islands
Syncor Philippines, Inc.***                         Philippines
Syncor Taiwan, Inc.***                              Taiwan
Syncor Radiofarmacos, S.L. ***                      Spain
Syncor de Colombia, S.A. ***                        Colombia
Syncor Italy, S.R.L. ***                            Italy
Sichuan Syncor Medicine Corporation, Ltd. ***       People's Republic of China
Alva Nuclear S.A. de C.V. ***                       Mexico
Alsyn Corporativos S.A. de C.V. ***                 Mexico

________________________
<F1>*	  Management contracts or compensatory plan
<F2>**  Subsidiaries of Comprehensive Medical Imaging, Inc.
<F3>*** Subsidiaries of Syncor Overseas Ltd.

23.   Independent Auditors' Consent and Report on Schedule
27.   Financial Data Schedule

                                Exhibit 10.35

                        SYNCOR INTERNATIONAL CORPORATION
                           1999 NON-EMPLOYEE DIRECTOR
                              STOCK INCENTIVE PLAN

      1. Purpose of the Plan. The purpose of this 1999 Non-Employee Director Stock Incentive Plan (this "Plan") is to promote the success of Syncor International Corporation (the "Corporation"): (a) by providing an additional means to attract, motivate and retain non-employee directors through the grant of options (each an "Option" or "Award") to purchase shares of the Corporation's common stock ("Common Stock") that provide added long-term incentives for high levels of performance and for significant efforts to improve the financial performance of the Corporation, (b) by providing non-employee directors with an opportunity to increase their stake in the Corporation's future growth and to obtain direct benefits from future appreciation of the Common Stock, and (c) by aligning the interests of non-employee directors with the interests of stockholders.

     2. Administration. The Plan shall be administered by the Officer Director Committee of the Corporation's Board of Directors.

     3. Participation. Awards may be granted only to non-employee directors of the Corporation who have served the Corporation for at least one year as of November 11, 1999.

     4. Stock Subject to the Plan. The maximum aggregated number of shares of Common Stock that may be granted under this Plan shall be 25,000 shares. Each Option shall be a non-qualified stock option, and must be granted on or before December 31, 1999.

     5. Exercisability of Option. Except as otherwise provided in this Plan or the Award Agreement, each Option shall become exercisable from time to time as follows: (i) 25% of the Common Stock shall become purchasable twelve months after the date the Option is granted (the "Award Date"); (ii) an additional 25% of the Common Stock shall become purchasable twenty-four months after the Award Date; (iii) an additional 25% of the Common Stock shall become purchasable thirty-six months after the Award Date; and (iv) an additional 25% of the Common Stock shall become purchasable forty-eight months after the Award Date; provided, however, that the Option may not be exercised as to less than 10 shares at any one time unless the number of shares purchased is the total number at the time available for purchase under an installment of the Option. If the participant does not, in any given installment period, purchase all of the shares which he or she is entitled to purchase in such installment period, the participant's right to purchase any shares not so purchased shall continue until ten years after the Award Date (the "Expiration Date"), unless theretofore terminated in accordance with the provisions hereof and of the Plan. The Option may be exercised only as to whole shares.

     6. Method of Exercise and Payment. Each exercise of the Option shall be by means of written notice of exercise duly delivered to the Corporation, specifying the number of whole shares with respect to which the Option is being exercised, together with any written statements required pursuant to
Section 11 below and payment of the Price.

     7. Effect of Termination of Directorship. The Option and all other rights hereunder, to the extent such rights shall not have been exercised prior thereto, shall terminate on the date the participant ceases to serve as a director of the Corporation; provided, however, that the participant may, to the extent the Option shall have become exercisable prior to such date, exercise the Option at any time within (1) up to twelve months after such termination; or (2) up to twelve months after the participant's death, if the participant dies while serving as a director of the Corporation or during the period referred to in clause (1) above. During the period after death, the Option may, to the extent exercisable on the date of death (or earlier termination), be exercised by the person or persons to whom the participant's rights under this Plan shall pass by will or by the applicable laws of descent and distribution. Unless sooner terminated pursuant to this Plan, the Option shall expire at the end of the applicable period specified in clauses (1) or (2) above, to the extent not exercised within that period. In no event may the Option be exercised by any person after the Expiration Date.

     8. Non-Assignabilitv of Option. The Option shall not be subject to sale, transfer, pledge, assignment or alienation other than by will or the laws of descent and distribution regardless of any community property or other interest therein of the participant's spouse or such spouse's successor in interest. In the event that the spouse of the participant shall have acquired a community property interest in the Option, the participant, or such transferees, may exercise it on behalf of the spouse of the participant or such spouse's successor in interest.

     9. Acceleration. Upon the occurrence of an Event, as defined in the Corporation's 1990 Master Stock Incentive Plan ("MSIP"), including a Change of Control, the Option shall become immediately exercisable to the full extent theretofore not exercisable unless prior to an Event the Board determines otherwise; subject, however, to compliance with applicable regulatory requirements including without limitation Rule 16b-3 promulgated by the Exchange Act.

     10. Participant Not a Shareholder. Neither the participant nor any other person entitled to exercise the Option shall have any of the rights or privileges of a shareholder of the Corporation as to any shares of Common Stock for which stock certificates have not been actually issued and delivered to him or her. No adjustment will be made for dividends or other rights for which the record date is prior to the date on which such stock certificate or certificates are issued even if such record date is subsequent to the date upon which notice of exercise was delivered and the tender of payment was accepted.

     11.  Application of Securities Laws.

     (a) No shares of Common Stock may be purchased pursuant to the Option unless and until any then applicable requirements of federal and state securities laws and regulations, and any exchanges upon which the Common Stock may be listed, shall have been fully satisfied. The participant must represent, agree and certify that:

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

     (b) The certificates representing the Common Stock acquired pursuant to the Option may bear a legend referring to the foregoing matters and any limitations under the Securities Act and state securities laws with respect to the transfer of such Common Stock, and the Corporation may impose stop transfer instructions to implement such limitations, if applicable. Any person or persons entitled to exercise the Option under the provisions of
Section 7 above shall be bound by and obligated under the provisions of this
Section 11 to the same extent as is the participant.

     (c) The Officer Director Committee of the Corporation's Board of Directors may impose such conditions on an Award or on its exercise or acceleration or on the payment of any withholding obligation (including without limitation restricting the time of exercise to specified periods) as may be required to satisfy applicable regulatory requirements, including, without limitation, Rule 16b-3 (or any successor rule) promulgated by the Commission pursuant to the Exchange Act.

     12. Notices. Any notice to be given to the Corporation pursuant to this Plan shall be in writing and addressed to the Secretary of the Corporation at its principal office and any notice to be given to the participant shall be addressed to him or her at the address stated in the Award Agreement, or at such other address as either party may hereafter designate in writing to the other party. Any such notice shall be deemed to have been duly given when enclosed in a properly sealed envelope addressed as aforesaid, registered or certified, and deposited (postage and registry or certification fee prepaid) in a post office or branch post office regularly maintained by the United States Government.

     13. Tax Withholding. The provisions of Section 6.6 of the MSIP are hereby incorporated and shall govern any withholding that the Corporation is required to make with respect to an exercise of the Option, as well as the Corporation's right to condition a transfer of Common Stock upon compliance with the applicable withholding requirements of federal, state and local authorities.

     14. Law Applicable to Construction. The interpretation, performance and enforcement of this Plan shall be governed by the laws of the State of Delaware.


                                 Exhibit 10.36

                       SYNCOR INTERNATIONAL CORPORATION
                            NON-EMPLOYEE DIRECTOR
                             1999 STOCK INCENTIVE
                               AWARD AGREEMENT


Name of Non-Employee
Director ("Participant")        :

Address of Participant          :

Social Security Number          :

Number of Shares                :    5,000

Exercise Price per Share        :    $34.75

Award Date                      :    November 11, 1999

Expiration Date                 :    November 11, 2009


     WHEREAS, pursuant to the Corporation's 1999 Non-Employee Director Stock Incentive Plan (the "Plan"), which is not exempt from the limitation of Rule 16b-3 promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Participant has been granted a Non-Qualified Stock Option (the "Option" or "Award") to purchase shares of Common Stock of the Corporation upon the terms and conditions hereinafter set forth;

     NOW, THEREFORE, the Participant and the Corporation agree as follows:

     1. Grant of Option. The Corporation has granted to the Participant as a matter of separate inducement and agreement in connection with his or her status as a Non-Employee Director, and not in lieu of any salary or other compensation for his or her services, the right and option to purchase, in accordance with the Plan and on the terms and conditions of the Plan and those hereinafter set forth, all or any part of the number of shares of Common Stock stated above (the "Common Stock") at the price stated above (the "Price"), exercisable from time to time subject to the provisions of this Award Agreement prior to the close of business on the Expiration Date stated above.

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

     3. Method of Exercise and Payment. Each exercise of the Option shall be by means of written notice of exercise duly delivered to the Corporation, specifying the number of whole shares with respect to which the Option is being exercised, together with any written statements required pursuant to
Section 8 below and payment of the Price.

     4. Effect of Termination of Directorship. The Option and all other rights hereunder, to the extent such rights shall not have been exercised prior thereto, shall terminate on the date the Participant ceases to serve as a director of the Corporation; provided, however, that the Participant may, to the extent the Option shall have become exercisable prior to such date, exercise the Option at any time within (1) up to twelve months after such termination; or (2) up to twelve months after the Participant's death, if the Participant dies while serving as a director of the Corporation or during the period referred to in clause (1) above. During the period after death, the Option may, to the extent exercisable on the date of death (or earlier termination), be exercised by the person or persons to whom the Participant's rights under the Plan and this Award Agreement shall pass by will or by the applicable laws of descent and distribution. Unless sooner terminated pursuant to the Plan, the Option shall expire at the end of the applicable period specified in clauses (1) or (2) above, to the extent not exercised within that period. In no event may the Option be exercised by any person after the Expiration Date.

     5. Non-Assignabilitv of Option. The Option shall not be subject to sale, transfer, pledge, assignment or alienation other than by will or the laws of descent and distribution regardless of any community property or other interest therein of the Participant's spouse or such spouse's successor in interest. In the event that the spouse of the Participant shall have acquired a community property interest in the Option, the Participant, or such transferees, may exercise it on behalf of the spouse of the Participant or such spouse's successor in interest.

     6. Acceleration. Upon the occurrence of an Event, as defined in Syncor's 1990 Master Stock Incentive Plan ("MSIP"), including a Change of Control, the Award shall become immediately exercisable to the full extent theretofore not exercisable unless prior to an Event the Board determines otherwise; subject, however, to compliance with applicable regulatory requirements including without limitation Rule 16b-3 promulgated by the Exchange Act.

     7. Participant Not a Shareholder. Neither the Participant nor any other person entitled to exercise the Option shall have any of the rights or privileges of a shareholder of the Corporation as to any shares of Common Stock for which stock certificates have not been actually issued and delivered to him or her. No adjustment will be made for dividends or other rights for which the record date is prior to the date on which such stock certificate or certificates are issued even if such record date is subsequent to the date upon which notice of exercise was delivered and the tender of payment was accepted.

     8.   Application of Securities Laws.

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

     (b) The Participant understands that the certificates representing the Common Stock acquired pursuant to the Option may bear a legend referring to the foregoing matters and any limitations under the Securities Act and state securities laws with respect to the transfer of such Common Stock, and the Corporation may impose stop transfer instructions to implement such limitations, if applicable. Any person or persons entitled to exercise the Option under the provisions of Section 4 above shall be bound by and obligated under the provisions of this Section 8 to the same extent as is the Participant.

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

     9. Notices. Any notice to be given to the Corporation under the terms of the Award Agreement or pursuant to the Plan shall be in writing and addressed to the Secretary of the Corporation at its principal office and any notice to be given to the Participant shall be addressed to him or her at the address stated above, or at such other address as either party may hereafter designate in writing to the other party. Any such notice shall be deemed to have been duly given when enclosed in a properly sealed envelope addressed as aforesaid, registered or certified, and deposited (postage and registry or certification fee prepaid) in a post office or branch post office regularly maintained by the United States Government.

     10. Tax Withholding. The provisions of Section 6.6 of the MSIP are hereby incorporated and shall govern any withholding that the Corporation is required to make with respect to an exercise of the Option, as well as the Corporation's right to condition a transfer of Common Stock upon compliance with the applicable withholding requirements of federal, state and local authorities.

     11. Law Applicable to Construction. The interpretation, performance and enforcement of the Award and this Award Agreement shall be governed by the laws of the State of Delaware.

     IN WITNESS WHEREOF, the Corporation has caused this Award Agreement to be executed on its behalf by a duly authorized officer and the Participant has hereunto set his or her hand as of the Award Date.

CORPORATION:	                            PARTICIPANT:
SYNCOR INTERNATIONAL CORPORATION,
a Delaware corporation


By:  _____________________________	          _______________________________
     Robert G. Funari
     President and Chief Executive
     Officer


Date:  ________________________	          Date:  ________________________




                               CONSENT OF SPOUSE

     I join with my spouse, the Participant herein named, in executing the foregoing Non-Employee Director Stock Option Award Agreement and agree to be bound by all of the terms and provisions thereof and of the Plan.


                                            _________________________________
                                            Signature of Participant's Spouse


                                Exhibit 10.37

                              SPLIT DOLLAR AGREEMENT
                    BETWEEN SYNCOR INTERNATIONAL CORPORATION AND
                    THE MONTY AND WENDY FU 1998 IRREVOCABLE TRUST


This Agreement, entered into this 8th day of January, 1999, by and between Syncor International Corporation, (the "Corporation") organized and existing under the laws of Delaware, and the Monty and Wendy Fu 1998 Irrevocable Trust (the "Third Party Owner").

Witnesseth:

WHEREAS, Monty Fu (the "Employee") has rendered competent and faithful services on behalf of the Corporation and the Corporation highly values the services, abilities and accomplishments of the Employee; and

WHEREAS, the Corporation desires to encourage the Employee to continue to render faithful and high quality services to the Corporation; and

WHEREAS, the Corporation is desirous of providing protection for the beneficiaries of the Employee in the event of his untimely death; and

WHEREAS, the adoption of this Agreement is contingent upon the adoption by the Employee and Wendy Fu (the "Spouse") of the agreement regarding all current and future interests in the Syncor International Corporation Deferred Compensation Plan (the "Plan"); and

WHEREAS, The Third Party Owner has applied for, and is the owner of Life Insurance Policy Number 02002979-9 (the "Policy") in the specified face amount of $16,300,000 from the John Hancock Variable Life Insurance Company; and

WHEREAS, the Third Party Owner has assigned the Policy to the Corporation as collateral for amounts to be advanced by the Corporation under this Agreement by an instrument of assignment (the "Collateral Assignment") executed on January 8, 1999, and

WHEREAS, it is understood and agreed that this Agreement is to be considered effective as of the date on which the Policy was issued by the Insurance Company or the date of execution of this Agreement whichever is later.

NOW THEREFORE, for value received and in consideration of the mutual covenants and agreements contained herein, the sufficiency and receipt of which is hereby acknowledged, the Corporation, for itself, its successors and assigns, and the Third Party Owner for itself, its executors, administrators and assigns, agree as follows:


                                    Article I
                          Ownership Rights In the Policy

A. The Third Party Owner shall have all of the ownership rights, options and privileges permitted by the Policy except those expressly granted to the Corporation by the terms of this Agreement.

B. The Corporation's interest in the Policy shall be limited to the total of the net premiums paid by the Corporation as described in Schedule A attached hereto and incorporated herein by reference.

C. The Corporation may not take any action with respect to the Policy that will impair any right or interest of the Third Party Owner in the Policy.

                                    Article II
                              Premium Payment Options

A. The Third Party Owner shall pay that portion of the premium which is sufficient to offset all taxable income which, but for this paragraph, would be deemed to be received by the Employee under Revenue Rulings 64-328, 1964-2 C.B. 11 and 66-110, 1966-1 C.B. 12, by reason of the insurance protection afforded to the Employee.

B. The balance of the premium set forth in Schedule A, if any, shall be paid by the Corporation no later than the due date of the policy each year.

C. The Corporation and the Third Party Owner shall each pay their respective portion of the total amount of the premium payable on the policy. The Corporation shall pay its portion of the premium directly to the Insurance Company. Notwithstanding the foregoing, the Corporation may pay the entire premium, but the Third Party Owner shall reimburse the Corporation within one year for its said premium obligation.

D. The Corporation shall pay an annual bonus to the Employee equal to the premiums paid by the Third Party Owner during that year under this Agreement as well as an additional amount sufficient to cover any income tax liability incurred by the Employee by virtue of the bonus.

                                    Article III
                      Division of Death Proceeds of Policy

In the event that the Employee and the Spouse shall die while this Agreement is in force, the Corporation shall be entitled to receive from the Policy proceeds an amount equal to the Corporation's interest in the Policy, as determined under Article I.B. of this Agreement. The portion of the Policy proceeds which is in excess of the amount paid to the Corporation shall be paid to the beneficiary named by the Third Party Owner in accordance with the terms of the Policy as reflected in the records of the insurance company.

                                    Article IV
                             Termination of Agreement

A. Unless otherwise altered by written agreement between the parties, this Agreement will automatically terminate upon repayment by the Third Party Owner to the Corporation of the amounts described in paragraph B of this Article.

B. Prior to such termination, the Third Party Owner shall pay the Corporation an amount equal to the Corporation's interest in the Policy under
Article I.B. Such payment will be due without additional interest or penalties as long as it is paid within sixty days after the end of the sixteenth year period described in Schedule A of this document. Should the Third Party Owner be unable, due to the amounts available in the Policy, to pay the entire balance due at that time, it may, at its option, extend the payment period. The Third Party Owner may do so by providing a note payable to the Corporation for a period of up to ten years with interest accruing at rate of six percent per annum. Upon receipt of the premiums paid by the Corporation under Article I.B plus interest, if applicable, the Corporation shall release its claim to its interest in the policy.

C. If the Third Party Owner fails to pay the Corporation within the required time frame, the Third Party Owner shall be deemed to have relinquished all rights in the Policy and the Corporation will be free to surrender or take any other action with respect to the Policy as it may desire. As such, the Agreement will terminate and the Third Party Owner agrees, upon request of the Corporation, to execute any and all instruments that may be required to transfer all right, title, and interest in the Policy to the Corporation.

D. Upon the division of death proceeds of the Policy pursuant to Article III above, this Agreement shall terminate.

E. Upon a bankruptcy, insolvency, or sale of more than fifty percent of the assets of the Corporation which precludes the Corporation from making any or all of the premiums required by it under Schedule A, the Third Party Owner will no longer be obligated to re-pay the Corporation its interest under
Article I.B. and the Agreement shall terminate. The Corporation agrees, upon request of the Third Party Owner, to execute any and all instruments that may be required to transfer all right, title and interest in the Policy to the Third Party Owner.

F. Upon the Change of Control of the Corporation, as defined below, as described in Schedule A, the Third Party may elect, in its sole discretion, any of the following options:

       1. To require the immediate payment of any and all unpaid premiums described in Schedule A and continue the Agreement.
       2. During years one through seven of the policy , to terminate the Agreement. As such, the Third Party Owner will no longer be obligated to re-pay the Corporation its interest under Article I.B. and the Agreement shall terminate. The Corporation agrees, upon request of the Third Party Owner, to execute any and all instruments that may be required to transfer all right, title and interest in the Policy to the Third Party Owner.
       3.  To continue the Agreement.

For purposes of this Agreement, a Change in Control shall be defined as the circumstance where (i) any person or company becomes the beneficial owner, directly or indirectly, of more than fifty percent of the shares of the Corporation, or of any entity resulting from a merger or consolidation involving the Corporation representing more than fifty percent of the combined voting power of the then outstanding shares of the Corporation or such entity; or (ii) the Corporation ceases to exist due to a merger, acquisition or consolidation of the Corporation with another entity or person.

                                    Article V
              Conflict Between Collateral Assignment and Agreement

In the event that there shall be any conflict between this Agreement and the Collateral Assignment, the Collateral Assignment shall take precedence over this Agreement.

                                    Article VI
                                     Amendment

This Agreement may be amended at any time and from time to time, by a written instrument signed by the Corporation and the Third Party Owner.

                                    Article VII
                          Agreement Binding Upon Parties

This Agreement shall bind both the Corporation, the Employee and the Third Party Owner, as well as their heirs, successors, personal representatives and assigns.

                                    Article VIII
                          Insurer Not a Party to Agreement

The Insurance Company shall not be deemed a party to this Agreement. Payment or other performance of its contractual obligations in accordance with the Policy provisions shall fully discharge the Insurance Company from any and all liability.

                                    Article IX
                      Named Fiduciary and Plan Administrator

The Corporation is hereby designated the Named Fiduciary. As Named Fiduciary, the Corporation shall be responsible for the management and administration of this Split Dollar Agreement. The Corporation's Board of Directors may delegate to others the management and operating responsibilities of the plan including the employment of advisors and may exercise any other powers necessary for the discharge of its duties to the extent not in conflict with the provisions of the Employee Retirement Income Security Act of 1974.

                                    Article X
                                 Claims Procedure

A claim form or a request for claim information with respect to benefits under the Plan may be obtained upon written request to the Plan
Administrator.

In the event that the claim is in whole or in part denied, the Plan Administrator shall provide notification of such denial to the claimant within ninety days. The notification shall contain the specific reasons for the denial as well as specific reference to the pertinent Plan provision upon which the denial is based. The claimant shall also be informed of the Plan's claim review procedure and shall be provided with description of the method by which the claim may be perfected.

A claimant seeking claims review may, within sixty days following receipt by the claimant of a written claims denial, request a claim's review by written application to the Named Fiduciary. In connection with the claim's review the claimant shall be afforded an opportunity to review claims documents and submit comments in writing. A final decision shall be rendered by the Named Fiduciary within sixty days after receipt of request for review. The decision on review shall be in writing and shall include, in the event the claims for benefits are wholly or partially denied:

     (1)     The specific reasons for the denial;
     (2) Specific reference to pertinent Plan provisions upon which the denial or dispute is based;
     (3) A description of any additional information necessary for the claimant to perfect the claim and an explanation of why such material or information is necessary; and
     (4)     An explanation of the Plan's review procedures.


                                    Article XI
                                  Governing Law

This Agreement sets forth the entire agreement between the parties hereto, and any and all prior agreements are hereby superseded. The law of the State of California shall govern this Agreement.

IN WITNESS WHEREOF, the Parties hereto have set their hands on the day and year first hereinabove written.



Monty and Wendy Fu 1998 Irrevocable Trust

/s/Druce Fu
   Druce Fu, as Trustee for the Monty
   and Wendy Fu 1998 Irrevocable Trust



Syncor International Corporation



By:    /s/John S. Baumann
   Name:  John S. Baumann
   Title: Vice President and General Counsel

                                       Schedule A
                                    Payment Schedule
Policy Years      Annual Premium to be Paid in       Repayment to Corporation
                  Accordance with Article II of      in Accordance with and
                  this Agreement                     Subject to Article IV.B

1-7               $411,996                            0

8-16              0                                   0

End of Year 16    0                                   $2,866,459


                                Exhibit 10.38





                                   2000
                            Corporate Management
                              Incentive Plan



PURPOSE The 2000 Corporate Management Incentive Plan is designed to support the achievement of Syncor's business profit objectives. This is accomplished by providing incentive opportunity to Syncor's Corporate Program Managers and above who have direct influence on the accomplishment of Syncor's business objectives. The plan also ensures consistency with overall Company performance and shareholder interests through an Earnings per Share (EPS) measure.

OVERVIEW The 2000 Corporate Management Incentive Plan consists of two key features:
                      1. Specific goals, or triggers, that must be met to
                         activate a payout under the plan
                      2. Targeted incentive opportunity for plan participants
                      3. Financial and Individual performance components used
                         to calculate the final incentive payout

                    Each of these features is outlined in the following sections.

PLAN TRIGGERS       A "trigger" is a goal that must be met to activate a
                    payout under the plan. The 2000 plan "trigger" is Earnings per Share (EPS). To activate a payout through this plan, Syncor must achieve EPS of $1.95 at year-end for fiscal year 2000. Upon achievement of this goal, the incentive is calculated as defined under Incentive
                    Components.

TARGET INCENTIVE    Each plan participant is designated either as a target
                    incentive opportunity expressed as a percentage of base salary or a flat dollar amount.

                    The target incentive opportunity for ________ is
                    ____________.

INCENTIVE           The plan is comprised of financial and MBO components
COMPONENTS          used in the incentive calculation.  Each component is
                    weighted to identify the value of the component within the overall incentive calculation. The chart below outlines the components, their weightings, and the basis of payment that will be used to calculate your incentive.

                    Component      Weighting      Basis of Payment for the
                                                  Component

                    Financial      ________       Achievement of budget
                                                  attainment results for the
                                                  applicable department cost
                                                  center(s).  Budget
                                                  attainment must be met at
                                                  100% or less for payment of
                                                  the financial portion of
                                                  the incentive.

                    MBO            ________       Achievement of individual
                                                  performance objectives.

MBOs MBOs are individual performance objectives established in conjunction with the plan participant's supervisor. They are assessed are year-end by the supervisor to determine the percentage of achievement.

                    It is your responsibility in conjunction with your supervisor to track your performance throughout the year. To simplify the tracking process, a MBO worksheet is available from Human Resources or on the Syntranet. You and your immediate supervisor's signature are required on the form. After the end of the Plan Year, complete the MBO Worksheet and give it to your manager for their approval. Your final annual results must be turned in to Corporate Compensation for processing no later than January 19, 2001.

INCENTIVE           The incentive calculation is based upon achievement of
CALCULATION         both financial and MBO incentive components after the EPS
                    "trigger" has been met. The financial and MBO component weightings are each multiplied by the target incentive opportunity and your achievement results to determine the total incentive payment. Please refer to the sample calculation for further explanation of incentive calculation.


SAMPLE CALCULATION


	Assumptions
      Syncor International achieves $1.95 EPS

      The financial component is weighted at 40% and has been met at 100%.

      The MBO component is weighted at 60% and has been met at 96%.

	          $65,000	Salary
	          x   15%	Target
                ______________
                 $9,750	Incentive Opportunity

      Component      Weighting     Achievement    Payment Calculation
      Financial      40%           100%           $9,750 x .40 x 1.0 = $3,900
      MBO            60%           96%            $9,750 x .60 x .96 = $5,616
                                                               TOTAL = $9,516


                                   DEFINITIONS

BUDGET ATTAINMENT        Budget attainment is one possible component of the
                         Corporate Management incentive calculation. Budget attainment assesses how well a business partner manages his/her expenses. At the end of 2000, if results are equal to or less than budget, then budget attainment is considered to have been achieved.

EARNINGS PER SHARE       The net income of the Company divided by the number
(EPS)                    of shares of common stock outstanding as shown on
                         the Company's Annual Report to shareholders.

MANAGEMENT BY            Also referred to as MBOs, it is a goal-oriented
OBJECTIVES               method used to evaluate the performance of
                         management against established objectives. MBOs include three stops: 1) establishing goals; 2)
                         setting performance standards for each goal; and 3) comparing actual goal attainment against the established goals.

PLAN YEAR                The period of time in which this plan is in effect
                         beginning January 1 and ending December 31, 2000.

TARGET INCENTIVE         Expressed as a percentage of base salary or as a
OPPORTUNITY              flat dollar rate, specific for each plan participant
                         based on role and responsibility.

BASE SALARY              The salary used in the final incentive calculation
                         is based upon the salary effective January 1, 2000.
                         If a plan participant's salary is adjusted during the Plan Year, the base salary used is the average
                         2000 salary.

TRIGGER A company financial goal that must be met to activate a payout under this plan.


                    ELIGIBLITY AND OTHER RULES GOVERNING THE PLAN

1. Eligible plan participants must be actively employed at Syncor on the last calendar day of the year to receive an annual payout. Plan participants that leave Syncor after the end of the plan year are still eligible to receive a payout unless terminated for cause.

2. Eligible plan participants must have a current performance appraisal rating of Successful* or above and not be in the progressive discipline process at the time of payout. If a plan participant has a current performance rating of less than Successful or is in the progressive discipline process, he/she must develop a performance improvement plan agreed upon with the employee's supervisor. When improvement plans have been carried out (no later than 60 days after the original incentive payment date), the plan participant's supervisor must reevaluate the plan participant's performance. If the plan participant is rated Successful or above at that time, he/she is eligible to participate in the Incentive Plan. An incentive payment may or may not be prorated for the year, based on performance issues, at the discretion of the supervisor with approval of Human Resources.

3. Incentive payments for part-time employees are based on the salary earned for hours less than 40 in a week.

4. Plan participants must begin employment with Syncor International Corporation before October 1, 2000 to participate in this Incentive Plan. Eligible plan participants whose first date of employment is between January 1, 2000 and October 1, 2000 will participate on a prorated basis based on their date of hire.

5. Plan participants that transfer or are promoted into incentive eligible positions by December 1st of the plan year will be eligible to participate in the plan on a prorated basis based on the effective date of the transfer or promotion. Plan participants that transfer or are promoted after December 1st will continue to participate in any previous plan he/she was eligible for through December 31st.

6. Eligible plan participants who change positions or locations during the year will participate in the Incentive Plan prorated to the positions or locations held. In the event that a plan participant assumes a new position and for a time fulfills the duties of the previous position until it is filled, the incentive payment will be calculated based on the new position. In the event the new position is not incentivized, the incentive will be calculated based on the previous position according the rules of the Plan. The prorating rule as described above in rule 5 will apply based on the change in status date.

7. Payment of an incentive to eligible plan participants who take a leave of absence for any reason during the year will be prorated based on the effective date of the leave the return.
[FN]
<F1>* Based on 2000 performance appraisal ratings

8. In the circumstance of a windfall (e.g. a result that was realized outside the normal influencing role or function within the department or division), management has the right to exclude the windfall from the normal incentive calculation.

9. The payout for this plan is a one-time annual payment made before March 15th of the following year.


THE INCENTIVE PLAN, AS DESCRIBED, SHALL BE THE MECHANISM AND THE WAY TO IMPLEMENT THE INTENTION OF MANAGEMENT. THIS INCENTIVE PLAN SHALL NOT OBLIGATE THE COMPANY OR MANAGEMENT TO GRANT THE BENEFITS CONTEMPLATED HEREUNDER. CURRENTLY, IT IS MANAGEMENT'S INTENTION AND BEST JUDGMENT THAT THE PLAN SHOULD BE CARRIED OUT AS DESCRIBED. HOWEVER, MANAGEMENT RESERVES THE RIGHT TO CHANGE THE PLAN AT ANY TIME, RETROACTIVE TO THE BEGINNING OF THE PLAN YEAR. NO BENEFITS ARE VESTED OR COUPLED WITH INTEREST BEFORE PAYMENT IS COMMENCED.

     2000 CORPORATE MANAGEMENT INCENTIVE PLAN FOR EXECUTIVE OFFICERS
Name                    Position                                  MBO%  Fin%
Monty Fu                Chairman of the Board                     20%   80%
Robert G. Funari        President and CEO                         20%   80%
Haig S. Bagerdjian      Exec VP and Secretary/CEO of Syncor       20%   80%
                          Overseas
David L. Ward           Exec VP/President and CEO of CMI          20%   80%
Michael E. Mikity       Sr VP, Treasurer and CFO                  30%   70%
John (Jack) S. Baumann  Sr VP and General Counsel                 30%   70%
Michael L. Lach         Sr VP and CIO                             30%   70%
Jack L. Coffey          VP - Q&R                                  30%   70%
Sheila H. Coop          VP - HR                                   30%   70%