Form 10-Q
period 2000-03-31
SYNCOR INTERNATIONAL CORP /DE/
filed 2000-05-15
CIK 202763

--------------------------------------------------------------------------
--------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             _____________________

                                   Form 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                             _____________________


For Quarter Ended March 31, 2000               Commission File Number 0-8640



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


                             Yes   X    No ___
                                  ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 31, 2000, 11,912,320 shares of $.05 par value common stock were outstanding.

------------------------------------------------------------------------
------------------------------------------------------------------------
               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES


                                     INDEX
                                     _____


                                                                        Page
                                                                        ____


Part I.   Financial Information

   Item 1.  Consolidated Condensed Financial Statements

            Balance Sheets as of
              March 31, 2000 and December 31, 1999. . . . . . . . . . . . 3

            Statements of Income for Three Months
              Ended March 31, 2000 and 1999 . .. . . . . . . . . . . . .  4

            Statements of Cash Flows for Three Months
              Ended March 31, 2000 and 1999 . . . . . . . . . . . . . . . 5

            Notes to Consolidated Condensed Financial Statements . . . .  6

   Item 2.  Management's Discussion and Analysis of Financial Condition . 9

Part II.  Other Information . . . . . . . . . . . . . . . . . . . . . .  12

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

                SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                 (in thousands)

                                                        March 31,  December 31,
                                                           2000         1999
                                                           ____         ____
                                                        (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                          $ 17,033      $ 13,352
     Short-term investments                               11,794         8,536
     Trade receivables, net                               82,995        73,962
     Patient receivables, net                             21,474        15,924
     Inventory                                            10,927        21,727
     Prepaids and other current assets                    15,017        14,446
                                                        ________      ________

     Total current assets                                159,240       147,947

Marketable investment securities                           1,183         1,185
Property and equipment, net                               72,079        66,640
Excess of purchase price over net assets acquired, net    77,120        75,308
Other assets                                              19,598        21,562
                                                        ________      ________
                                                        $329,220      $312,642
                                                        ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                   $ 51,488      $ 53,205
     Accrued liabilities                                  11,863         9,682
     Accrued wages and related costs                      15,817        16,997
     Federal and state taxes payable                       7,076         2,425
     Current maturities of long-term debt                  7,338         9,312
                                                        ________      ________

          Total current liabilities                       93,582        91,621

Long-term debt, net of current maturities                 85,773        76,326
Deferred Taxes                                             3,618         4,358

Stockholders' equity:
     Common stock, $.05 par value                            666           665
     Additional paid-in capital                           91,574        91,269
     Notes receivable-related parties                    (17,551)      (18,692)
     Employee savings and stock ownership loan guarantee  (2,949)       (3,370)
     Accumulated other comprehensive income                 (417)         (410)
     Retained earnings                                    91,961        84,481
     Treasury stock, at cost;  1,535 shares at
          March 31, 2000 and 1,393 shares at
          December 31, 1999                              (17,037)      (13,606)
                                                        ________      ________

          Net stockholders' equity                       146,247       140,337
                                                        ________      ________

                                                        $329,220      $312,642
                                                        ========      ========

See notes to consolidated condensed financial statements.

              SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 Consolidated Condensed Statements of Income
                    (in thousands, except per share data)

                                                  Three Months Ended March 31,
                                                  ____________________________
                                                         2000          1999
                                                         ____          ____
                                                             (Unaudited)
Net sales                                              $148,958      $123,867

Cost of sales                                            98,000        85,121
                                                       ________      ________

     Gross profit                                        50,958        38,746

Operating, selling and administrative expenses           32,008        24,976

Depreciation and amortization                             5,282         4,148
                                                       ________      ________

     Operating income                                    13,668         9,622

Other expense, net                                       (1,197)         (883)
                                                       ________      ________

Income before taxes                                      12,471         8,739

Provision for income taxes                                4,991         3,710
                                                       ________      ________

Net income                                             $  7,480      $  5,029
                                                       ========      ========


Net income per share - Basic                              $0.63         $0.44
                                                       ========      ========

Weighted average shares outstanding - Basic              11,863        11,363
                                                       ========      ========

Net income per share - Diluted                            $0.59         $0.41
                                                       ========      ========


Weighted average shares outstanding - Diluted            12,595        12,393
                                                       ========      ========


See notes to consolidated condensed financial statements.

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                 (in thousands)

                                                    Three Months Ended March 31,
                                                    ___________________________
                                                              2000      1999
                                                              ____      ____
                                                              (Unaudited)
Cash flows from operating activities:

Net income                                                  $ 7,480   $ 5,029
Adjustments to reconcile net income to net
   cash provided by operating activities:
       Depreciation and amortization                          5,282     4,148
       Provision for losses on receivables                    1,124       215
       Amortization of ESSOP loan guarantee                     421       422
       Decrease (increase) in:
          Accounts receivable, trade                         (9,036)  ( 8,129)
          Accounts receivable, patient                       (4,412)      959
          Inventory                                          10,807     3,067
          Other current assets                                 (453)   (1,498)
          Other assets                                          185    (8,091)
        Increase (decrease) in:
          Accounts payable                                   (1,724)      262
          Accrued liabilities                                 1,056     3,444
          Accrued wages and related costs                    (1,184)   (3,989)
          Federal and state taxes payable                     4,735     1,808
          Deferred compensation                                   -       120
                                                            _______   _______

        Net cash provided (used) by operating activities     14,281    (2,233)
                                                            _______   _______

Cash flows from investing activities:

        Purchase of property and equipment, net              (5,727)   (4,374)
        Acquisitions of businesses, net of cash acquired     (2,738)        -
        Net increase in short-term investments               (3,257)   (2,543)
        Net decrease in long-term investments                     2        (3)
        Unrealized gain on investments                           67       (52)
                                                            _______   _______

        Net cash used in investing activities               (11,653)   (6,972)
                                                            _______   _______

Cash flow from financing activities:

        Proceeds from long-term debt                          5,591    13,001
        Repayment of long-term debt                          (2,460)   (3,212)
        Issuance of common stock                              1,354     1,266
        Reacquisition of common stock for treasury           (3,431)        -
                                                            _______   _______

        Net cash provided by financing activities             1,054    11,055
                                                            _______   _______


        Net increase (decrease) in cash and cash equivalents  3,682     1,850

        Effect of exchange rate on cash                          (1)      (31)

        Cash and cash equivalents at beginning of period     13,352    13,824
                                                            _______   _______

        Cash and cash equivalents at end of period          $17,033   $15,643
                                                            =======   =======

See notes to consolidated condensed financial statements.

              SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Condensed Financial Statements



GENERAL
_______

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain line items in the prior year's consolidated condensed financial statements have been reclassified to conform to the current year's presentation.


NEW ACCOUNTING PRONOUNCEMENTS
_____________________________

On March 31, 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25 (FIN 44). This interpretation provides guidance for issues that have arisen in applying APB Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. The new interpretation is not expected to have a material impact upon the financial statements.


COMPREHENSIVE INCOME
____________________

Other comprehensive income includes foreign currency translation adjustments and net unrealized gains and losses on investments in equity securities. Such amounts are as follows:

                                                             Three Months Ended
                                                             __________________
                                              March 31, 2000                     March 31, 1999
                                              ______________                     ______________
                                                    Tax                                Tax
                                     Before-Tax  (expense)  Net of Tax  Before-Tax  (expense) Net of Tax
                                        Amount  or benefit   Amount       Amount    or benefit   Amount
                                     _________________________________  ________________________________

Foreign currency translation adjustments   (74)         0       (74)         302          0        302

Unrealized gains (losses) on investments:
      Unrealized holding gains (losses)
      arising during period                112        (45)       67          (86)        34        (52)

Other comprehensive income                  38        (45)       (7)         216         34        250

Net income                              12,471     (4,991)    7,480        8,739     (3,710)     5,029
                                       _______    ________   ______       ______    ________    ______

Total comprehensive income             $12,509    $(5,036)   $7,473       $8,955    $(3,676)    $5,279
                                       =======    ========   ======       ======    ========    ======

SEGMENT INFORMATION
___________________

Syncor has identified three primary operating segments: U.S. Pharmacy Services, U.S. Medical Imaging and International Operations. Segment selection was based upon internal organizational structures, the way these operations are managed and evaluated, the availability of separate financial results, and materiality considerations. Segment detail is summarized as follows:

                                                     Three Months Ended
                                                     __________________
                                              March 31, 2000   March 31, 1999
                                              ______________   ______________
U.S. PHARMACY SERVICES BUSINESS
_______________________________

      Revenues                                   $122,189         $108,238
      Operating Income                           $ 15,064         $ 12,255

U.S. MEDICAL IMAGING BUSINESS
_____________________________

      Revenues                                   $ 17,927         $ 11,138
      Operating Income                           $  1,687         $    918

INTERNATIONAL OPERATIONS
________________________

      Revenues                                   $  8,842         $  4,491
      Operating Income                           $    992         $   (211)

UNALLOCATED CORPORATE
_____________________

      Operating Loss                             $ (4,075)        $ (3,340)


NET INCOME PER SHARE
____________________

Basic earnings per share (EPS) amounts are computed by dividing earnings applicable to common stockholders by the average number of shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. Anti-dilutive outstanding stock options have been excluded from the diluted calculation.

The reconciliation of the numerator and denominators of the basic and diluted earnings per share computations are as follows for the three months ended March 31, 2000 and 1999:

                                         Three Months Ended
                                         __________________
                          March 31, 2000                     March 31, 1999
                          ______________                     ______________
                  Income      Shares    Per Share   Income       Shares    Per Share
               (Numerator) (Denominator)  Amount  (Numerator) (Denominator)  Amount
               __________________________________ __________________________________
Net income        $7,480                             $5,029

Basic EPS         $7,480       11,863      $.63      $5,029       11,363      $.44

Effect of Dilutive
  Stock Options                   732                              1,030

Diluted EPS       $7,480       12,595      $.59      $5,029       12,393      $.41


ACQUISITION OF BUSINESSES
_________________________

During the first quarter of 2000, the Company acquired four imaging center sites as part of the expansion of its medical imaging business. The first of these was the acquisition of three sites previously managed by the Company and will now be part of the consolidated entity for a purchase price of $2.7 million plus the assumption of $2.7 million in debt. The other site acquisition was in Boynton Beach, Florida for a purchase price of $.2 million plus the assumption of $1.3 million in debt.


NOTES RECEIVABLE-RELATED PARTIED
________________________________

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

              SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
         Management's Discussion and Analysis of Financial Condition
                         and Results of Operations
              For the Three Months Ended March 31, 2000 and 1999


NET SALES
_________

Consolidated net sales for the three months ended March 31, 2000 increased 20.3% or $25.1 million to $149.0 million versus $123.9 million for the first quarter of 1999.

U.S. PHARMACY SERVICES BUSINESS

The Pharmacy Services business grew at a pace of 12.9% for the current quarter, which is a result of continued growth in both the overall market place and the cardiology sector of the Company's business. The overall year-over-year growth rate for the cardiology sector was approximately 15% for the quarter. Sales of Cardiolite(R) a proprietary technetium-based heart imaging agent to which the Company has preferential distribution rights, led the growth in cardiology with an approximately 18% growth rate over the corresponding period. Cardiolite(R) market share is now estimated at 64% and continues to outpace its competing product. The growth in Cardiolite(R) has been partially offset by declining sales of two other generic cardiology agents, Thallium and I.V. Persantine(R). Competition from a competing cardiac agent continues; however, it is the Company's belief that the market penetration of this agent has not increased. The Company continues to gain market share as our sales levels outpace the industry growth rates. The Company instituted a 5% price increase effective January 1, 2000 to be phased in over a three month period. The Company estimates that it achieved an increase of approximately 3.8% at the end of March 2000 for approximately 80% of the customers.

The Company has continued to see growth in servicing certain group purchasing participants despite losing the contract awards through competitive bidding processes. The Company has seen a corresponding growth in gross profit margins associated with this group as the result of the loss of this contract due primarily to the absence of administrative fees and higher product pricing.

U.S. MEDICAL IMAGING BUSINESS

The Company continues to grow the medical imaging business both as a result of the acquisition of sites and growth of existing sites. Overall, sales have increased year-over-year 61% for the first quarter. Same store sales growth was approximately 12% for the quarter. Growth in this segment of the business has been driven primarily by a number of small acquisitions (eleven) that have taken place since the first quarter of 1999. The Company expects to continue to grow this business through a combination of growth in existing sites, buyouts of equity interests in existing sites not owned by the Company and strategic acquisitions in areas of the country that fit within the Company's overall strategy of becoming a significant provider in targeted geographic regions. In order to accomplish these goals, the Company has devoted additional resources for certain critical management positions and is in the process of consolidating the billing and collection functions on a single electronic platform.

INTERNATIONAL OPERATIONS

The Company's international operations continue to grow as sales for the quarter increased 80.3% as compared to the prior year. This is the result of the opening or acquisition of five new sites and the continued expansion of existing sites. Same store growth was approximately 43% for the quarter. We look for the continued expansion of this segment as these operations mature and through further strategic acquisitions.


GROSS PROFIT
____________

Gross profit for the first quarter ended March 31, 2000 increased $12.2 million to $51.0 million. As a percentage of net sales, gross margins reached 34.2% for the first quarter ended March 31, 2000 compared to 31.3% for the respective period in 1999.

U.S. PHARMACY SERVICES BUSINESS

The gross profit from this group increased from 26.1% to 28.1% for the first quarter of 2000 as compared to the prior year due to better contracting and improved cost controls and the continued product mix shift to Cardiolite(R). The Company renewed business from hospital buying group contracts that were marginally profitable to individual hospital agreements that provided greater margins. Material costs, as a percentage of sales, are down due to the continued product mix shift to Cardiolite(R) and the price increase that was instituted in January. Direct labor costs as a percentage of sales were reduced in this quarter as compared to the first quarter of 1999 by 0.2%. This shows the continued commitment to staffing controls at the pharmacy locations and the additional leverage generated from these increased scales volumes. Additionally, the cost of delivery showed an actual decline from the prior year quarter of 1.5%. The use of newly contracted delivery services in addition to better control of vehicle costs contributed to this decline.

U.S. MEDICAL IMAGING BUSINESS

The gross profit margin for this group decreased from 75.9% to 69.7% for the first quarter of 2000 as compared to the prior year. This decline is principally from two factors. The first is the conversion of sites from managed sites to owned sites, which resulted in the loss of "management fee income". The second is an increase in reading fees paid to contracted radiologists.

INTERNATIONAL OPERATIONS

The gross profit margin for this segment increased from 36.8% in the first quarter of 1999 to 41.8% in the first quarter of 2000. These margins have improved as volumes increased and efficiencies improved at the pharmacy sites. The increasing share of revenues generated from owning and managing imaging centers also increased these margins as traditionally imaging centers have lower cost of materials.


OPERATING, SELLING AND ADMINISTRATIVE EXPENSES
______________________________________________

Operating, Selling and Administration costs showed a year-over-year increase for the quarter ended March 31, 2000 of approximately 28.2% or $7.0 million. In addition, the ratio of these expenses to sales increased to 21.5% from 20.2% for the comparative quarter of 1999. The primary reasons for the increase in this percentage were the accrual of bonuses which are linked to reaching certain stock price levels and certain other performance bonuses, and the continued acquisitions within the medical imaging business which has higher costs in this category than the pharmacy operations.


DEPRECIATION AND AMORTIZATION
_____________________________

Depreciation and amortization increased by $1.1 million for the quarter ended March 31, 2000, compared to the first quarter of 1999. The increase is primarily the result of goodwill and non-compete costs associated with the medical imaging business acquisitions, which accounted for $0.8 million of this increase. In addition, the Company has invested in information systems and other infrastructure changes that also contributed to the increases.


OTHER EXPENSE, NET
__________________

The change in Other Expense, Net was the result of increased borrowings and the resulting interest for acquisition debt incurred since the first quarter of 1999.


ACQUISITION OF BUSINESSES
_________________________

During the first quarter of 2000, the Company acquired four imaging center sites as part of the expansion of its medical imaging business. The first of these was the acquisition of three sites previously managed by the Company and will now be part of the consolidated entity for a purchase price of $2.7 million plus the assumption of $2.7 million in debt. The other site acquisition was in Boynton Beach, Florida for a purchase price of $.2 million plus the assumption of $1.3 million in debt.


LIQUIDITY AND CAPITAL RESOURCES
_______________________________

The Company had cash, cash equivalents and investments of $30.0 million at March 31, 2000 compared with $23.1 million at December 31, 1999. The Company's total debt of $93.1 million at March 31, 2000 reflects an increase of $3.1 million when compared to the balance of $90.0 million at December 31, 1999. The increase for the three months ended March 31, 2000 results primarily from the financing of the continued expansion of the medical imaging business. Working capital increased by $9.4 million to $65.7 million at March 31, 2000 compared to $56.3 million at December 31, 1999.

The Company believes that sufficient internal and external sources exist to fund operations and future expansion plans. The Company had $42.1 million available on its $100 million credit line facility at March 31, 2000.


YEAR 2000
_________

Like many other companies, the Year 2000 calendar change was a smooth transition and the Company did not experience any significant adverse consequences. We have continued to monitor our critical computer systems and have not experienced any significant problems in this quarter. We will continue this process throughout the Year 2000 to ensure a timely response to any matters that might arise.


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

              SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES



Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

10.       Material Contracts

               10.1 Employment Agreement of Robert G. Funari, dated as of January 1, 2000.

               10.2   Employment Agreement of Monty Fu, dated as of January 1,
                      2000.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SYNCOR INTERNATIONAL CORPORATION
                                              (Registrant)





May 15, 2000                        By:  /s/ Michael E. Mikity
                                         Michael E. Mikity
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Financial/Accounting
                                         Officer)

                                  Exhibit 10.1

                     EMPLOYMENT AGREEMENT OF ROBERT G. FUNARI

     This Employment Agreement (this "Agreement"), is made and entered into as of the 1st day of January, 2000, by and between Syncor International Corporation, a Delaware corporation (the "Company"), and Robert G. Funari ("Employee").

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

     2. Employment Period; Extension. The "Employment Period," as used herein, means the period beginning on January 1, 2000 (the "Commencement Date") and ending on December 31, 2001 (the "Expiration Date"), unless extended or terminated as provided herein. The Employment Period shall be extended for a period of two years, commencing on January 1, 2002 and ending on December 31, 2003 (the "Extension Period") unless, on or before November 1, 2001, one party delivers written notice to the other, that it does not desire to extend the Employment Period beyond December 31, 2001, in which case, this Agreement shall expire by its terms on the Expiration Date. On or after June 1, 2003, the Company will negotiate with Employee regarding an extension of the Employment Period beyond December 31, 2003. Such negotiations shall conclude on or before October 1, 2003. Any extension of this Agreement beyond December 31, 2003 shall be subject to the mutual written agreement of Employee and the Company with respect to the terms thereof. Neither the Company nor Employee shall have any obligation to extend the Employment Period.

            2.1 If Employee and the Company do not execute a written agreement extending the Employment Period beyond December 31, 2003:

                    (a) and if Employee performs the same duties following such date as he had before such date, such employment shall be at-will, subject to termination by either party, with or without cause, upon 90 days written notice (the "90-Day Notice") to the other party; otherwise

                    (b) Employee shall not be entitled to earn incentive compensation and no stock options shall vest after such date and Company's sole liability to Employee following such date shall be (1) payment of Employee's Annual Base Salary, in bi-weekly installments, (2) to provide the same medical benefits; (3) not to trigger a termination event for the purposes of vested options, ESSOP and deferral plan(s) if any; all through June 30, 2004 (the "Additional Compensation"); provided, however, that in order for Employee to receive any portion of the Additional Compensation, Employee must perform his duties hereunder through December 31, 2003.

     3.     Annual Salary and Benefits.

            3.1 Base Salary and Incentive Compensation. For all services rendered by Employee during the Employment Period, the Employee shall be entitled to be paid by the Company a base salary of $400,000, which may be adjusted annually, subject to agreement of the parties (the "Annual Base Salary"), and to receive such fringe benefits as may be made available by the Company to Employee, including participation in the Corporate Executive Management Incentive Plan, the Performance Equity Plan, the Deferred Compensation Plan, and any other incentive plan(s) that may be prepared and approved by the Board of Directors which are applicable generally to the Company's executives of comparable rank to Employee, including, without limitation, a ten year stock option with a Black Scholes value equal to $240,000 (as of the date the Board approves the option) which shall vest according to the schedule described in the applicable stock option agreement. Employee also shall be eligible to receive such additional compensation, contingent or otherwise, as determined solely in the discretion of the Board of Directors (or a committee of the Board of Directors to which such discretion is delegated). The Annual Base Salary shall be payable in biweekly installments, subject to all applicable withholding and deductions.

            3.2 Stock Options. From time to time, at the Board of Directors meetings, the appropriate Board committee shall consider the adequacy of Employee's then existing stock options. If, in the Board of Directors' sole discretion, additional options are warranted, they shall be granted with terms and conditions which the Board deems appropriate and at all times consistent with the Company's then existing stock option plans. At any time that Employee wants to exercise any of his vested stock options, upon Employee's request, the Company may loan to him the amount necessary to exercise such options; provided, however, that any such loan shall not include any amount for Employee's withholding taxes, unless such exercise is in connection with a Termination Without Cause following a Change in Control, as such terms are defined in Section 7.3 below. The terms and conditions of any such loan shall be determined by the Board of Directors.

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

     5. Execution of Documents and Other Agreements. If, prior to the date hereof, Employee has not already done so, Employee (a) shall execute an Invention, Secrecy and Other Matters Agreement substantially in the form attached hereto as Exhibit A, (b) shall execute a Benefits Agreement substantially in the form attached hereto as Exhibit B; provided however, the express provisions of this Agreement will control in the event they conflict or are inconsistent with the provision of such Benefits Agreement, and (c) shall deliver to the Company the Form I-9 prescribed by the Immigration and Naturalization Service together with the original documentation required therewith. In addition, Employee shall execute and deliver to the Company all such documents as the Company may from time to time deem necessary or desirable to evidence, protect, enforce or defend its right, title and interest in or to any Proprietary Information, as defined in the Invention, Secrecy & Other Matters Agreement.

     6.     Termination.

            6.1 This Agreement and Employee's employment hereunder will automatically terminate upon the first to occur of the following circumstances, effective on the specified date (any such termination and any termination pursuant to Section 6.2 being referred to herein as a "Termination of Employment"):

                    (a) on December 31, 2001 if a notice is served pursuant to Section 2 thereof;

                    (b) if on December 31, 2003 the parties fail to extend the Employment Period beyond the Extension Period pursuant to Section 2 hereof; or,

                    (c)     on the date of Employee's death.

            6.2 This Agreement and Employee's employment hereunder may be terminated by the Company or Employee, as the case may be, by written notice to the other under the following circumstances:

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

            6.3 Subject to the provisions of Section 7.2 hereof, this Agreement and Employee's employment hereunder may be terminated by the Company by notice to the Employee at any time and for any reason, or for no reason, without "cause" (any such termination being referred to herein as a "Termination Without Cause").

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

                    7.1.1 With respect to the 1997 Management Incentive plan, as amended (the "1997 MIP"), in the event of a Termination of Employment pursuant to Section 6.1 or 6.2 hereof, the Company shall pay Employee any Long Term Incentive (as defined in the 1997 MIP, as amended), including any Company match component, earned but deferred under the 1997 MIP.

                    7.1.2 With respect to the Corporate Executive Management Incentive Plan (the "CEMIP"), in the event of a Termination of Employment pursuant to Section 6.1 or 6.2 (b) hereof, the Company shall pay Employee the applicable incentive compensation for the year during which the Termination of Employment occurs (assuming the achievement of applicable EPS and other targets for the applicable year) prorated through the date of the Termination of Employment. The applicable incentive compensation shall be paid to Employee pursuant to the terms of the CEMIP at the same time that officers of the Company receive their payments under the CEMIP.

                    7.1.3 With respect to the Performance Equity Plan, in the event of a Termination of Employment pursuant to Section 6.1 or 6.2 hereof, Employee shall be entitled to receive any stock, cash or option award that vested on or prior to the date of the Termination of Employment, in accordance with the terms of the Performance Equity Plan. Employee shall not be entitled to receive any award resulting from the attainment of any stock price targets under the Performance Equity Plan after the Termination of Employment.

                    7.1.4 With respect to any other incentive plan(s) that may be approved by the Board of Directors during the Employment Period "New Plans"), in the event of a Termination of Employment pursuant to Section
6.1 or 6.2 (b), the Company's obligation to pay Employee any portion of such New Plans shall be consistent with the Company's obligations under the preceding Sections 7.1.1, 7.1.2 and 7.1.3. However, with respect to a Termination of Employment pursuant to Section 6.2 (a) or (c), the Company shall have no obligation to pay any unvested incentive compensation to Employee pursuant to any New Plans.

            7.2 Further Rights in Connection with a Termination Without Cause. Subject to Section 7.3 below, upon a Termination Without Cause (as defined in Section 6.3 above), neither Employee nor Employee's beneficiaries or estate shall have any further rights under this Agreement or any claims against the Company arising out of this Agreement, except (a) subject to and so long as Employee is in compliance with the terms of Sections 8, 9 and 10 hereof following the Termination Without Cause, the severance compensation shall be equal to the unpaid portion of the Annual Base Salary at the time of Termination Without Cause, which shall be paid in biweekly installments to Employee through December 31, 2001 if the Termination Without Cause occurs prior thereto, or, if the Termination Without Cause occurs during the Extension Period, then through December 31, 2003, and (b) the right to receive the amounts described in Section 7.1, as modified below:

                    7.2.1 In the event of a Termination Without Cause, the Performance Equity Plan shall be construed to entitle Employee to receive any award resulting from the attainment of any stock price targets under the Performance Equity Plan through the 30th calendar day subsequent to the date of the Termination Without Cause (a "Post Termination Award"). Employee shall not be entitled to receive any award resulting from the attainment of any stock price targets under the Performance Equity Plan more than 30 calendar days after the Termination Without Cause; and

                    7.2.2 Employee shall have the right to exercise any vested stock options at any time through the date of the Termination Without Cause and for 90 days following the Termination Without Cause, in accordance with and subject to the terms of the applicable stock option agreement. Any Post Termination Award in the form of a vested stock option must also be exercised, if at all, within 90 days following the Termination Without Cause.

            7.3    Termination Without Cause Following a Change in Control.

                    7.3.1 Upon a Termination Without Cause following a "Change in Control" as defined below, the Employment Period shall be extended to include the two-year period following such Termination Without Cause.

                    7.3.2 A "Change in Control" shall be defined to include either (i) acquisition of 20% or more of the outstanding common stock of the Company by a person, or group of related persons (as defined by Securities and Exchange Commission Rule 13d-3), that is not affiliated with the Company as of the date hereof, or (ii) the sale by the Company of more than 50% of the Company's assets not in the ordinary course of business, or
(iii) the failure by the Board of Directors to determine a "Qualified Offer".

For the purpose of the above, a Qualified Offer shall mean a tender or exchange offer for all outstanding common stock of the Company at a price and on terms determined by at least a majority of the members of the Board of Directors who are not officers of the Company to be adequate and otherwise in the best interests of the Company and its stockholders (other than the person or an affiliate or associate thereof on whose behalf the offer is made).

                    7.3.3 All payments under this Section 7.3 shall be payable in biweekly installments as provided in Section 3 above; provided, however, that Employee shall have the option to receive such payments due under this Section 7.3 in a lump sum.

                    7.3.4 In the event of a Change in Control, Employee's vesting in all grants of stock option shares, all incentive plans and all other benefits as provided in the Benefits Agreement shall be accelerated and shall be fully vested to the date of such Change in Control. If a Change in Control results in the involuntary or voluntary termination of Employee, (a) such vested options shall be exercisable by Employee at any time during the Employment Period and for 90 days thereafter and (b) Company shall pay to Employee all amounts due under any and all components of any incentive plan applicable to Employee, including the EPS Incentive, Long Term Incentive and Company Match components, CEMIP incentive awards and Performance Equity Plan Awards, without any proration, through the end of the Employment Period. At any time that Employee wants to exercise any of his vested stock options in connection with a Termination Without Cause following a Change in Control, upon Employee's request, the Company shall loan to him the amount necessary to exercise such options, including an amount equal to Employee's withholding taxes payable in connection with such exercise. Such loan shall be for a period of three years with interest charged at the prime rate as determined by the First National Bank of Chicago at the time of such loan. Notwithstanding the foregoing, in the event of any difference or conflict between the terms and provisions contained herein relating to Employee's rights in the event of a Change in Control and any similar terms and provisions contained in any other agreement to which Employee and Company are parties, including without limitation, the Benefits Agreement and the Stock Purchase Plan, those terms and provisions most favorable to Employee shall control.

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

                              SYNCOR INTERNATIONAL CORPORATION,
                              a Delaware corporation


                              By:/s/John S. Baumann
                                    John S. Baumann
                                    Senior Vice President and General Counsel




EMPLOYEE


/s/Robert G. Funari
   ROBERT G. FUNARI

                               Exhibit 10.2

                       EMPLOYMENT AGREEMENT OF MONTY FU

     This Employment Agreement (this "Agreement"), is made and entered into as of the 1st day of January, 2000, by and between Syncor International Corporation, a Delaware corporation (the "Company"), and Monty Fu
("Employee").

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

     2. Employment Period; Extension. The "Employment Period," as used herein, means the period beginning on January 1, 2000 (the "Commencement Date") and ending on December 31, 2001 (the "Expiration Date"), unless extended or terminated as provided herein. The Employment Period shall be extended for a period of two years, commencing on January 1, 2002 and ending on December 31, 2003 (the "Extension Period") unless, on or before November 1, 2001, one party delivers written notice to the other, that it does not desire to extend the Employment Period beyond December 31, 2001, in which case, this Agreement shall expire by its terms on the Expiration Date. On or after June 1, 2003, the Company will negotiate with Employee regarding an extension of the Employment Period beyond December 31, 2003. Such negotiations shall conclude on or before October 1, 2003. Any extension of this Agreement beyond December 31, 2003 shall be subject to the mutual written agreement of Employee and the Company with respect to the terms thereof. Neither the Company nor Employee shall have any obligation to extend the Employment Period.

          2.1 If Employee and the Company do not execute a written agreement extending the Employment Period beyond December 31, 2003:

                  (a) and if Employee performs the same duties following such date as he had before such date, such employment shall be at-will, subject to termination by either party, with or without cause, upon 90 days written notice (the "90-Day Notice") to the other party; otherwise

                  (b) Employee shall not be entitled to earn incentive compensation and no stock options shall vest after such date and Company's sole liability to Employee following such date shall be (1) payment of Employee's Annual Base Salary, in bi-weekly installments, (2) to provide the same medical benefits; (3) not to trigger a termination event for the purposes of vested options, ESSOP and deferral plan(s) if any; all through June 30, 2004 (the "Additional Compensation"); provided, however, that in order for Employee to receive any portion of the Additional Compensation, Employee must perform his duties hereunder through December 31, 2003.

     3.     Annual Salary and Benefits.

            3.1 Base Salary and Incentive Compensation. For all services rendered by Employee during the Employment Period, the Employee shall be entitled to be paid by the Company a base salary of $300,000, which may be adjusted annually, subject to agreement of the parties (the "Annual Base Salary"), and to receive such fringe benefits as may be made available by the Company to Employee, including participation in the Corporate Executive Management Incentive Plan, the Performance Equity Plan, and any other incentive plan(s) that may be prepared and approved by the Board of Directors which are applicable generally to the Company's executives of comparable rank to Employee. Employee specifically waives participation in the Deferred Compensation Plan and instead has entered into a Split Dollar Agreement with the Company. Employee also shall be eligible to receive such additional compensation, contingent or otherwise, as determined solely in the discretion of the Board of Directors (or a committee of the Board of Directors to which such discretion is delegated). The Annual Base Salary shall be payable in biweekly installments, subject to all applicable withholding and deductions.

            3.2 Stock Options. From time to time, at the Board of Directors meetings, the appropriate Board committee shall consider the adequacy of Employee's then existing stock options. If, in the Board of Directors' sole discretion, additional options are warranted, they shall be granted with terms and conditions which the Board deems appropriate and at all times consistent with the Company's then existing stock option plans. At any time that Employee wants to exercise any of his vested stock options, upon Employee's request, the Company may loan to him the amount necessary to exercise such options; provided, however, that any such loan shall not include any amount for Employee's withholding taxes, unless such exercise is in connection with a Termination Without Cause following a Change in Control, as such terms are defined in Section 7.3 below. The terms and conditions of any such loan shall be determined by the Board of Directors.

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

     5. Execution of Documents and Other Agreements. If, prior to the date hereof, Employee has not already done so, Employee (a) shall execute an Invention, Secrecy and Other Matters Agreement substantially in the form attached hereto as Exhibit A, (b) shall execute a Benefits Agreement substantially in the form attached hereto as Exhibit B; provided however, the express provisions of this Agreement will control in the event they conflict or are inconsistent with the provision of such Benefits Agreement, and (c) shall deliver to the Company the Form I-9 prescribed by the Immigration and Naturalization Service together with the original documentation required therewith. In addition, Employee shall execute and deliver to the Company all such documents as the Company may from time to time deem necessary or desirable to evidence, protect, enforce or defend its right, title and interest in or to any Proprietary Information, as defined in the Invention, Secrecy & Other Matters Agreement.

     6.     Termination.

            6.1 This Agreement and Employee's employment hereunder will automatically terminate upon the first to occur of the following circumstances, effective on the specified date (any such termination and any termination pursuant to Section 6.2 being referred to herein as a "Termination of Employment"):

                    (a) on December 31, 2001 if a notice is served pursuant to Section 2 thereof;

                    (b) if on December 31, 2003 the parties fail to extend the Employment Period beyond the Extension Period pursuant to Section 2 hereof; or,

                     (c)     on the date of Employee's death.

            6.2 This Agreement and Employee's employment hereunder may be terminated by the Company or Employee, as the case may be, by written notice to the other under the following circumstances:

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

             6.3 Subject to the provisions of Section 7.2 hereof, this Agreement and Employee's employment hereunder may be terminated by the Company by notice to the Employee at any time and for any reason, or for no reason, without "cause" (any such termination being referred to herein as a "Termination Without Cause").

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

                    7.1.1 With respect to the 1997 Management Incentive plan, as amended (the "1997 MIP"), in the event of a Termination of Employment pursuant to Section 6.1 or 6.2 hereof, the Company shall pay Employee any Long Term Incentive (as defined in the 1997 MIP, as amended), including any Company match component, earned but deferred under the 1997 MIP.

                    7.1.2 With respect to the Corporate Executive Management Incentive Plan (the "CEMIP"), in the event of a Termination of Employment pursuant to Section 6.1 or 6.2 (b) hereof, the Company shall pay Employee the applicable incentive compensation for the year during which the Termination of Employment occurs (assuming the achievement of applicable EPS and other targets for the applicable year) prorated through the date of the Termination of Employment. The applicable incentive compensation shall be paid to Employee pursuant to the terms of the CEMIP at the same time that officers of the Company receive their payments under the CEMIP.

                    7.1.3 With respect to the Performance Equity Plan, in the event of a Termination of Employment pursuant to Section 6.1 or 6.2 hereof, Employee shall be entitled to receive any stock, cash or option award that vested on or prior to the date of the Termination of Employment, in accordance with the terms of the Performance Equity Plan. Employee shall not be entitled to receive any award resulting from the attainment of any stock price targets under the Performance Equity Plan after the Termination of Employment.

                    7.1.4 With respect to any other incentive plan(s) that may be approved by the Board of Directors during the Employment Period ("New Plans"), in the event of a Termination of Employment pursuant to Section 6.1 or 6.2 (b), the Company's obligation to pay Employee any portion of such New Plans shall be consistent with the Company's obligations under the preceding Sections 7.1.1, 7.1.2 and 7.1.3. However, with respect to a Termination of Employment pursuant to Section 6.2 (a) or (c), the Company shall have no obligation to pay any unvested incentive compensation to Employee pursuant to any New Plans.

            7.2 Further Rights in Connection with a Termination Without Cause. Subject to Section 7.3 below, upon a Termination Without Cause (as defined in Section 6.3 above), neither Employee nor Employee's beneficiaries or estate shall have any further rights under this Agreement or any claims against the Company arising out of this Agreement, except (a) subject to and so long as Employee is in compliance with the terms of Sections 8, 9 and 10 hereof following the Termination Without Cause, the severance compensation shall be equal to the unpaid portion of the Annual Base Salary at the time of Termination Without Cause, which shall be paid in biweekly installments to Employee through December 31, 2001 if the Termination Without Cause occurs prior thereto, or, if the Termination Without Cause occurs during the Extension Period, then through December 31, 2003, and (b) the right to receive the amounts described in Section 7.1, as modified below:

                    7.2.1 In the event of a Termination Without Cause, the Performance Equity Plan shall be construed to entitle Employee to receive any award resulting from the attainment of any stock price targets under the Performance Equity Plan through the 30th calendar day subsequent to the date of the Termination Without Cause (a "Post Termination Award"). Employee shall not be entitled to receive any award resulting from the attainment of any stock price targets under the Performance Equity Plan more than 30 calendar days after the Termination Without Cause; and

                    7.2.2 Employee shall have the right to exercise any vested stock options at any time through the date of the Termination Without Cause and for 90 days following the Termination Without Cause, in accordance with and subject to the terms of the applicable stock option agreement. Any Post Termination Award in the form of a vested stock option must also be exercised, if at all, within 90 days following the Termination Without Cause.

            7.3     Termination Without Cause Following a Change in Control.

                    7.3.1 Upon a Termination Without Cause following a "Change in Control" as defined below, the Employment Period shall be extended to include the two-year period following such Termination Without Cause.

                    7.3.2 A "Change in Control" shall be defined to include either (i) acquisition of 20% or more of the outstanding common stock of the Company by a person, or group of related persons (as defined by Securities and Exchange Commission Rule 13d-3), that is not affiliated with the Company as of the date hereof, or (ii) the sale by the Company of more than 50% of the Company's assets not in the ordinary course of business, or
(iii) the failure by the Board of Directors to determine a "Qualified Offer". For the purpose of the above, a Qualified Offer shall mean a tender or exchange offer for all outstanding common stock of the Company at a price and on terms determined by at least a majority of the members of the Board of Directors who are not officers of the Company to be adequate and otherwise in the best interests of the Company and its stockholders (other than the person or an affiliate or associate thereof on whose behalf the offer is made).

                    7.3.3 All payments under this Section 7.3 shall be payable in biweekly installments as provided in Section 3 above; provided, however, that Employee shall have the option to receive such payments due under this Section 7.3 in a lump sum.

                    7.3.4 In the event of a Change in Control, Employee's vesting in all grants of stock option shares, all incentive plans and all other benefits as provided in the Benefits Agreement shall be accelerated and shall be fully vested to the date of such Change in Control. If a Change in Control results in the involuntary or voluntary termination of Employee, (a) such vested options shall be exercisable by Employee at any time during the Employment Period and for 90 days thereafter and (b) Company shall pay to Employee all amounts due under any and all components of any incentive plan applicable to Employee, including the EPS Incentive, Long Term Incentive and Company Match components, CEMIP incentive awards and Performance Equity Plan Awards, without any proration, through the end of the Employment Period. At any time that Employee wants to exercise any of his vested stock options in connection with a Termination Without Cause following a Change in Control, upon Employee's request, the Company shall loan to him the amount necessary to exercise such options, including an amount equal to Employee's withholding taxes payable in connection with such exercise. Such loan shall be for a period of three years with interest charged at the prime rate as determined by the First National Bank of Chicago at the time of such loan. Notwithstanding the foregoing, in the event of any difference or conflict between the terms and provisions contained herein relating to Employee's rights in the event of a Change in Control and any similar terms and provisions contained in any other agreement to which Employee and Company are parties, including without limitation, the Benefits Agreement and the Stock Purchase Plan, those terms and provisions most favorable to Employee shall control.

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

                              SYNCOR INTERNATIONAL CORPORATION,
                              a Delaware corporation


                              By:/s/John S. Baumann
                                    John S. Baumann
                                    Senior Vice President and General Counsel


EMPLOYEE


/s/Monty Fu
   MONTY FU

[TYPE]             EX-27
[DESCRIPTION]      ART. 5 FDS FOR 3RD QUARTER 10-Q
[TEXT]
[ARTICLE]          5
[MULTIPLIER]       1,000


                            Exhibit 27
                     Financial Data Schedule

PERIOD-TYPE                   3-MOS
FISCAL-YEAR-END               DEC-31-2000
PERIOD-START                  JAN-01-2000
PERIOD-END                    MAR-31-2000
CASH                          17,033
SECURITIES                    11,794
RECEIVABLES                   116,973
ALLOWANCES                    (12,504)
INVENTORY                     10,927
CURRENT-ASSETS                159,240
PP&E                          143,649
DEPRECIATION                  (71,570)
TOTAL-ASSETS                  329,220
CURRENT-LIABILITIES           93,582
BONDS                         0
PREFERRED-MANDATORY           0
PREFERRED                     0
COMMON                        666
OTHER-SE                      145,581
TOTAL-LIABILITY-AND-EQUITY    329,220
SALES                         148,958
TOTAL-REVENUES                148,958
CGS                           98,000
TOTAL-COSTS                   98,000
OTHER-EXPENSES                37,290
LOSS-PROVISION                988
INTEREST-EXPENSE              1,931
INCOME-PRETAX                 12,471
INCOME-TAX                    4,991
INCOME-CONTINUING             7,480
DISCONTINUED                  0
EXTRAORDINARY                 0
CHANGES                       0
NET-INCOME                    7,480
EPS-BASIC                     .63
EPS-DILUTED                   .59
