Form 10-Q
period 2000-06-30
SYNCOR INTERNATIONAL CORP /DE/
filed 2000-08-14
CIK 202763

---------------------------------------------------------------------
---------------------------------------------------------------------


                        SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                             _________________________


                                     FORM 10-Q
                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934



FOR QUARTER ENDED JUNE 30, 2000                  COMMISSION FILE NUMBER 0-8640



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

                                   YES  X   NO
                                       ___    ___


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 30, 2000, 12,000,921 (24,001,842 post split)
     shares of $.05 par value common stock were outstanding.


--------------------------------------------------------------------
--------------------------------------------------------------------


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

           Balance Sheets as of
             June 30, 2000 and December 31, 1999 . . . . . . . . . . . . . .3

           Statements of Income for Three Months
             Ended June 30, 2000 and 1999 . . . . . . . . . . . . . . . . . 4

           Statements of Income for Six Months
             Ended June 30, 2000 and 1999 . . . . . . . . . . . . . . . . . 5

           Statements of Cash Flows for Six Months
             Ended June 30, 2000 and 1999 . . . . . . . . . . . . . . . . . 6

           Notes to Consolidated Condensed Financial Statements . . . . . . 7

  Item 2.  Management's Discussion and Analysis of Financial Condition . . 11


Part II.   Other Information . . . . . . . . . . . . . . . . . . . . . . . 14

           SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

              SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                     (in thousands, except per share data)

                                                        JUNE 30,   DECEMBER 31,
                                                          2000         1999
                                                     __________________________
                                                      (Unaudited)

ASSETS
Current assets:
     Cash and cash equivalents                         $  15,380     $  13,352
     Short-term investments                               10,608         8,536
     Trade receivables, net                               82,414        73,962
     Patient receivables, net                             28,553        15,924
     Inventory                                            17,065        21,727
     Prepaid and other current assets                     18,414        14,446
                                                      ___________    __________

           Total current assets                          172,434       147,947

Marketable investment securities                           1,184         1,185
Property and equipment, net                               81,105        66,640
Excess of purchase price over net assets acquired, net    80,071        75,308
Other assets                                              18,751        21,562
                                                     ____________    __________

                                                        $353,545      $312,642
                                                     ============    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                   $ 52,952      $ 53,205
     Accrued liabilities                                  16,324         9,682
     Accrued wages and related costs                      11,462        16,997
     Federal and state taxes payable                       2,922         2,425
     Current maturities of long-term debt                  8,974         9,312
                                                    _____________    ___________

           Total current liabilities                      92,634        91,621

Long-term debt, net of current maturities                 94,333        76,326
Deferred taxes                                             3,618         4,358

Stockholders' equity:
     Common stock, $.05 par value                            677           665
     Additional paid-in capital                           98,234        91,269
     Notes receivable-related parties                    (17,239)      (18,692)
     Employee stock ownership loan guarantee              (2,528)       (3,370)
     Accumulated other comprehensive income                 (186)         (410)
     Retained earnings                                   101,039        84,481
     Treasury stock, at cost; 1,536 shares at June 30,
            2000 and 1,393 shares at December 31, 1999   (17,037)      (13,606)
                                                      ___________     __________

           Net stockholders' equity                      162,960       140,337
                                                      ___________     __________

                                                        $353,545      $312,642
                                                      ===========     ==========

See notes to consolidated condensed financial statements.

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  Consolidated Condensed Statements of Income
                     (in thousands, except per share data)

                                                    THREE MONTHS ENDED JUNE 30,
                                                    ___________________________
                                                           2000         1999
                                                           ____         ____
                                                              (Unaudited)

Net sales                                                $154,366     $130,290

Cost of sales                                              98,887       87,045
                                                         _________    _________

     Gross profit                                          55,479       43,245

Operating, selling and administrative expenses             32,944       27,436

Depreciation and amortization                               6,489        4,343
                                                        __________   __________

     Operating income                                      16,046       11,466

     Other expense, net                                      (911)        (676)
                                                        __________   __________

Income before taxes                                        15,135       10,790

Provision for income taxes                                  6,057        4,403
                                                        __________   __________

Net income                                                $ 9,078       $6,387
                                                        ==========    ==========

Net income per share - Basic                                $ .76         $.55
                                                        __________    __________

Weighted average shares outstanding - Basic                11,886       11,675
                                                        ==========    ==========

Net income per share - Diluted                              $ .69        $ .50
                                                        ==========    ==========

Weighted average shares outstanding - Diluted              13,164       12,757
                                                        ==========    ==========

See notes to consolidated condensed financial statements.

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  Consolidated Condensed Statements of Income
                     (in thousands, except per share data)

                                                      Six Months Ended June 30,
                                                      _________________________
                                                        2000           1999
                                                        ____           ____
                                                            (Unaudited)

Net sales                                            $303,324        $254,158

Cost of sales                                         196,887         172,331
                                                    __________      __________

     Gross profit                                     106,437          81,827

Operating, selling and administrative expenses         64,952          52,250

Depreciation and amortization                          11,771           8,490
                                                    __________      __________

     Operating income                                  29,714          21,087

Other expense, net                                     (2,108)         (1,558)
                                                    __________      __________

Income before taxes                                    27,606          19,529

Provision for income taxes                             11,048           8,113
                                                    __________      __________


Net income                                            $16,558         $11,416
                                                    ==========      ===========

Net income per share - Basic                           $ 1.39           $0.99
                                                    ==========      ===========

Weighted average shares outstanding - Basic            11,874          11,515
                                                    ==========      ===========

Net income per share - Diluted                          $1.28           $0.91
                                                    ==========      ===========

Weighted average shares outstanding - Diluted          12,919          12,588
                                                    ==========      ===========

See notes to consolidated condensed financial statements.

                SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                 (in thousands)

                                                      SIX MONTHS ENDED JUNE 30,
                                                      _________________________
                                                            2000       1999
                                                            ____       ____
                                                              (Unaudited)
Cash flows from operating activities:

Net income                                                $16,558     $11,416
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                         11,771       8,490
     Provision for losses on receivables                    3,023         213
     Amortization of ESSOP loan guarantee                     843         843
     Decrease (increase) in:
           Accounts receivable, trade                      (8,773)     (7,750)
           Accounts receivable, patient                    (9,366)      1,783
           Inventory                                        4,653       1,835
           Other current assets                            (3,314)     (2,935)
           Other assets                                       994         971
     Increase (decrease) in:
           Accounts payable                                 1,041        (182)
           Accrued liabilities                               (676)      3,736
           Accrued wages and related costs                 (2,602)     (1,059)
           Federal and state taxes payable                 (1,877)      1,817
           Deferred compensation                                -       1,034
                                                          _________   __________

     Net cash provided by operating activities             12,275      20,212
                                                          _________   __________

Cash flows from investing activities:

     Purchase of property and equipment, net              (12,885)    (13,549)
     Acquisitions of businesses, net of cash acquired     (11,471)     (8,800)
     Net increase in short-term investments               ( 2,075)     (1,814)
     Net increase (decrease) in long-term investments           1          (1)
     Unrealized gain on investments                           133          17
                                                         _________   __________

     Net cash used in financing activities                (26,297)    (24,147)
                                                         _________   __________

Cash flow from financing activities:

     Proceeds from long-term debt                           9,884      13,031
     Repayment of long-term debt                           (1,140)     (9,955)
     Issuance of common stock                              10,826       3,075
     Reacquisition of common stock for treasury            (3,431)          -
                                                         _________   __________

     Net cash provided by financing activities             16,139       6,151
                                                         _________   __________

     Net increase in cash and cash equivalents              2,117       2,216

     Effect of exchange rate on cash                          (89)         77

     Cash and cash equivalents at beginning of period      13,352      13,824
                                                         _________   __________

     Cash and cash equivalents at end of period           $15,380     $16,117
                                                         =========   ==========

See notes to consolidated condensed financial statements.

                SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. GENERAL. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain line items in the prior year's consolidated condensed financial statements have been reclassified to conform to the current year's presentation.

2. NEW ACCOUNTING STANDARDS. On March 31, 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25 (FIN44). This interpretation provides guidance for issues that have arisen in applying APB Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. The new interpretation is not expected to have a material impact upon the financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance ont he recognition, presentation, and disclosure of revenue in financial statements of all public registrants. Any change in the Company's revenue recognition policy resulting from the implementation of SAB 101 would be reported as a change in accounting principle. In june 2000, the SEC issued SAB 101B which delays the implementation date of SAB 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999.

3. COMPREHENSIVE INCOME. Other comprehensive income includes foreign currency translation adjustments and net unrealized gains and losses on investments in equity securities. Such amounts are as follows:

                                                         THREE MONTHS ENDED
                                                         __________________
                                          JUNE 30, 2000                      JUNE 30, 1999
                                          _____________                      _____________
                                                Tax                                Tax
                                 Before-tax  (Expense)  Net of Tax  Before-Tax  (Expense)  Net-of Tax
                                   Amount    or Benefit   Amount      Amount    or Benefit   Amount
                                ___________________________________  ________________________________
Foreign currency translation
  adjustments                       $165        $  -       $165        $337        $  -       $337

Unrealized gains (losses) on
  investments:
    Unrealized holding gains (losses)
    (losses) arising during period   110        (44)         66         129        (59)         70
                                ______________________________________________________________________
Other comprehensive income           275        (44)        231         466        (59)        407

Net Income                        15,135     (6,057)      9,078      10,790     (4,403)      6,387
                                  ______     _______      _____      ______     _______      _____

Total comprehensive income       $15,410    ($6,101)     $9,309     $11,256    ($4,462)     $6,794
                                 =======    ========     ======     =======    ========     ======

                                                          THREE MONTHS ENDED
                                                          __________________
                                           JUNE 30, 2000                      JUNE 30, 1999
                                           _____________                      _____________
                                                Tax                                Tax
                                 Before-tax  (Expense)  Net of Tax  Before-Tax  (Expense)  Net-of Tax
                                   Amount    or Benefit   Amount      Amount    or Benefit   Amount
                                __________________________________  _________________________________
Foreign currency translation
  adjustments                       $ 91        $  -       $ 91        $640        $  -       $640

Unrealized gains (losses) on
  investments:
    Unrealized holding gains (losses)
    (losses) arising during period   222        (89)        133          42        (25)         17
                                ______________________________________________________________________
Other comprehensive income           313        (89)        224         682        (25)        657
                                                ____                               ____

Net Income                        27,606    (16,558)     19,529      (8,113)     (4,403)    11,416
                                  ______    ________     ______      _______     _______    ______

Total comprehensive income       $27,919   ($11,137)    $16,782     $20,211     ($8,138)    $12,073
                                 =======   =========    =======     =======     ========    =======

4. SEGMENT INFORMATION. Syncor has identified three primary operating segments: U.S. Pharmacy Services, U.S. Medical Imaging and International Operations. Segment selection was based upon internal organizational structures, the way these operations are managed and evaluated, the availability of separate financial results, and materiality considerations. Segment detail is summarized as follows:

                                           THREE MONTHS ENDED
                                           __________________

U.S. Pharmacy Services Business     June 30, 2000     June 30, 1999
_______________________________     _____________     _____________

  Revenues                             $123,744          $111,828
  Operating Income                     $ 16,421          $ 14,003

U.S. Medical Imaging Business
_____________________________

  Revenues                             $ 22,541          $ 12,409
  Operating Income                     $  3,124          $  1,081

International Operations
________________________

  Revenues                             $  8,081          $  6,053
  Operating Income (loss)              $    235          $   (245)

Unallocated Corporate
_____________________

  Operating Loss                       $ (3,734)         $ (3,373)

                                           SIX MONTHS ENDED
                                           ________________

U.S. Pharmacy Services Business     June 30, 2000     June 30, 1999
_______________________________     _____________     _____________

  Revenues                             $245,933          $220,067
  Operating Income                     $ 31,485          $ 26,257

U.S. Medical Imaging Business
_____________________________

  Revenues                             $ 40,468          $ 23,547
  Operating Income                     $  4,811          $  1,999

International Operations
________________________

  Revenues                             $ 16,923          $ 10,544
  Operating Income (loss)              $  1,227          $   (456)

Unallocated Corporate
_____________________

  Operating Loss                       $ (7,809)         $ (6,713)


5. NET INCOME PER SHARE. Basic earnings per share (EPS) amounts are computed by dividing earnings applicable to common stockholders by the average number of shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. Anti-dilutive outstanding stock options of 331 at June 30, 2000 and 147 at June 30, 1999 have been excluded from the diluted calculation.

The reconciliation of the numerator and denominators of the basic and diluted earnings per share computations are as follows for the three and six months ended June 30, 2000 and 1999:


                                            THREE MONTHS ENDED
                                            __________________
                            June 30, 2000                        June 30, 1999
                 ________________________________________________________________________
                    Income      Shares     Per Share    Income       Shares     Per Share
                 (Numenator) (Denominator)   Amount   (Numenator) (Denominator)   Amount
_________________________________________________________________________________________
Net income         $9,078                               $6,387

Basic EPS          $9,078       11,886        $.76      $6,387       11,675        $.55
                                              ____                                 ____

Effect of Dilutive
    Stock Options   1,278                                             1,082
                    _____                                             _____

Diluted EPS        $9,078       13,164        $.69      $6,387       12,757        $.50
                                              ____                                 ____

                                             SIX MONTHS ENDED
                                             ________________
                            June 30, 2000                        June 30, 1999
                 ________________________________________________________________________
                    Income      Shares     Per Share    Income       Shares     Per Share
                 (Numenator) (Denominator)   Amount   (Numenator) (Denominator)   Amount
_________________________________________________________________________________________
Net income         $16,558                              $11,416

Basic EPS          $16,558      11,886       $1.39      $11,416       11,515        $.99
                                             _____                                  ____

Effect of Dilutive
    Stock Options                1,045                                 1,073
                                 _____                                 _____

Diluted EPS        $16,558      12,919       $1.28      $11,416       12,588        $.91
                                             _____                                  ____

6. NOTES RECEIVABLE-RELATED PARTIES. The Company initiated a Senior Management Stock Purchase Plan effective June 16, 1998, pursuant to which, officers and key employees of the Company purchased shares of Syncor stock. The shares were paid with a five-year interest-bearing promissory note payable to the Company. Interest on each note is payable on each anniversary date, with the entire outstanding principal and unpaid interest due on the fifth anniversary date.

7. SUBSEQUENT EVENT - ACQUISITION. Subsequent to the end of quarter on August 4, 2000, the Company announced an agreement that its subsidiary, Comprehensive Medical Imaging (CMI), will acquire 14 medical imaging centers located in California and Florida. The acquisition price is approximately $39.5 million plus the assumption of $1.5 million in debt.

              SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS
         FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999


NET SALES
_________

Consolidated net sales for the three months ended June 30, 2000 increased 18.5% or $24.1 million to $154.4 million versus $130.3 million for the second quarter of 1999. For the six months ended June 30, 2000 net sales increased 19.3% or $49.2 million to $303.3 million compared to $254.1 million for the same period in 1999.

U.S. PHARMACY SERVICES

The Pharmacy Services revenue grew in excess of 10% for the quarter and 11.8% for the six months ended June 30, 2000. The Company's sales growth continues to outpace the overall industry growth in the marketplace estimated by the Company to be between 8-10%.
However, the primary source of growth continues to be from cardiology. Within the cardiology sector the Company's sales grew at the rate of 12% for the quarter, which is a slight improvement over the first quarter growth of 11.7%. Sales of Cardiolite(R), a proprietary heart imaging agent to which the Company has preferential distribution rights, increased approximately 17% in the second quarter as compared to the second quarter of 1999 on a per day basis. The Company's most recent price increase which took effect in January 2000, contributed approximately 3.5% of this increase. Despite competition from a competing cardiac agent, it is the Company's belief that Cardiolite(R) continues to gain market share among the cardiac imaging agents, which is estimated at 62% presently, and is outpacing this competing agent which has an estimated market share of 20%.

The Company continues to see growth in servicing the cardiology requirements of certain group purchasing contracts despite losing the contract awards through the competitive bidding processes. The Company continues to see growth in gross profit margins associated with these groups primarily due to the absence of administrative fees and higher product pricing.

U.S. MEDICAL IMAGING

The Company continues to see excellent growth in the medical imaging business as a result of both acquisitions of sites and growth from existing sites. Sales from the Medical Imaging businesses grew at 81.7% for the quarter and 71.9% for the six months ended June 30, 2000. Same store sales growth was approximately 14.0% for the quarter. The Company expects to continue to grow this business through a combination of growth at existing sites and strategic acquisitions in targeted geographic regions. To accomplish these goals, the Company has devoted additional funding for critical management positions and intends to consolidate the billing and collection functions on a single platform.

INTERNATIONAL OPERATIONS

The Company's international operations continue to grow as sales for the quarter increased 29.2% from the prior year quarter. Sales for the six months ended June 30, 2000 increased 51.6% from the prior year. This is the result of continued expansion of existing sites and the opening or acquisition of four new sites which were operating in the second quarter of 2000 that were not operating in 1999.

GROSS PROFIT
____________

Gross profit for the three months ended June 30, 2000 increased $12.2 million to $55.4 million, and as a percentage of net sales reached 35.9% for this quarter as compared to 33.2% of net sales for the second quarter of 1999. The gross profit for the six months ended June 30, 2000 increased by $24.6 million to $106.4 million or 30.1% and as a percentage of net sales to 35.1% compared to 32.2% for the comparable period in 1999.

U.S. PHARMACY SERVICES

The gross profit margin for this segment increased in the quarter ended June 30, 2000 from 27.9% in 1999 to 28.4% in 2000. For the six months ended June 30, 2000, the gross margin increased from 27.0% to 28.2%. Material costs have decreased slightly as a percentage of sales in spite of vendor price increases due to better contracted rates, product mix changes resulting in higher sales of higher margin products (primarily Cardiolite(R)), and the price increase that was instituted in January. Direct labor costs have declined as a percentage of sales due to more efficient staffing levels and additional leverage generated from these increased sales volumes.

U.S. MEDICAL IMAGING

The gross profit margin for this segment decreased in the quarter ended June 30, 2000 from 75.1% in 1999 to 72.3% in 2000. For the six months ended June 30, 2000 the gross margin decreased from 75.5% to 71.2%. These declines are primarily the result of two factors. The first is the conversion of sites from managed sites to owned sites, which results in the loss of "management fee income" without a corresponding impact on the "cost of goods sold." The second is an increase in the reading fees paid to contracted radiologists.
Volume continues to increase as a result of increased site growth and site acquisitions. This segment has contributed $11.0 million of the $24.6 million increase in gross profit for the six months ended June 30, 2000.

INTERNATIONAL OPERATIONS

The gross profit margin for this segment increased in the quarter ended June 30, 2000 from 38.6% in 1999 to 43.7% in 2000. For the six months ended June 30, 2000 the gross margin increased from 37.8% in 1999 to 42.7% in 2000. International operations continue to improve margins as volume increases, which allows for better utilization of site resources. The addition of owned and managed imaging centers, which have a lower cost of materials when compared to pharmacy operations, has also contributed to these margin increases.

OPERATING, SELLING AND ADMINISTRATIVE EXPENSES
______________________________________________

Operating, Selling and Administrative costs for the quarter ended June 30, 2000 increased by $5.5 million or 20.1% to $32.9 million as compared to $27.4 million for the comparable quarter in 1999. For the six months ended June 30, 2000 these expenses increased by $12.7 million or 24.3% to $65.0 million as compared to $52.3 million for the same period in 1999. The ratio of these expenses to sales increased from 21.1% in 1999 to 21.3% in 2000 for the comparable quarters and from 20.6% to 21.4% for the comparable six-month periods. The Medical Imaging business, which traditionally has higher operating cost to sales ratio, contributed the majority of the six months change. This business showed an increase in costs of $3.3 million for the quarter and $5.7 million for the six-month period. The Pharmacy Services business expenses in this area increased due to higher labor costs and certain sales incentives programs.

DEPRECIATION AND AMORTIZATION
_____________________________

Depreciation increased by $2.1 million to $6.5 million or 49.4% in the three months ended June 30, 2000 as compared to the same period in 1999. For the six months ended June 30, 2000 depreciation expense increased by $3.3 million to $11.8 million or 38.6%. The medical imaging business contributed $1.6 million of the increase in the quarter and $2.5 million of the increase for the six-month period. This increase is the result of goodwill, depreciation, and non-compete costs associated with the medical imaging business expansion. The Company expects these trends to continue as this segment of the Company is very capital intensive and as further expansion of this segment is undertaken.

OTHER EXPENSE, NET
__________________

The change in Other Expense, Net is the result of increased borrowings resulting from the medical imaging business acquisitions which were completed in 1999 and 2000. This increase in interest expense was partially offset in the quarter by miscellaneous income from legal settlements, which have been classified as a non-recurring item. The settlements total $.25 million after tax or $.02 on a fully diluted basis.

LIQUIDITY AND CAPTIAL RESOURCES
_______________________________

The Company had cash, cash equivalents and investments of $27.2 million at June 30, 2000 compared with $23.1 million at December 31, 1999. The Company's total debt position of $103.3 million at June 30, 2000 reflects an increase of $17.7 million when compared to the balance of $85.6 million at December 31, 1999. The increase in debt for the six months ended June 30, 2000, results primarily from the financing of the continued expansion of the Medical Imaging business. Working capital increased by $25.4 million to $81.7 million at June 30, 2000, compared to $56.3 million at December 31, 1999.

The Company believes sufficient internal and external sources exist to fund operations and future expansion plans. Of the $100 million credit line facility initiated on January 5, 1998, $31.4 million is available at June 30, 2000. The Company is in the process of expanding the line of credit to $125 million.

ACQUISITION OF BUSINESSES
_________________________

During the second quarter of 2000, in further expansion of its medical imaging business, the Company acquired the remaining interest in nine managed sites for a total acquisition price of $8.7 million plus the assumption of $2.4 million in debt.

Subsequent to the end of quarter on August 4, 2000, the Company announced an agreement that its subsidiary, Comprehensive Medical Imaging (CMI), will acquire 14 medical imaging centers located in California and Florida. The acquisition price is approximately $39.5 million plus the assumption of $1.5 million in debt.

YEAR 2000
_________

Like many other companies, the Year 2000 calendar change was a smooth transition and the Company did not experience any significant adverse consequences. We have continued to monitor our critical computer systems and have not experienced any significant problems this quarter or year-to-date. We will continue this process throughout the Year 2000 to ensure a timely response to any matters that might arise.

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

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES


PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 20, 2000, the Company held its annual meeting of stockholders. Three proposals were presented to the stockholders for their approval. The following summarizes the proposals and the results of the voting:

1.     Election of Directors

The first proposal was to elect Steven B. Gerber, Arnold E.
Spangler and Gail R. Wilensky as directors for an additional three-year term. The stockholders voted to re-elect the three directors:

                             FOR             AGAINST
Steven B. Gerber             9,367,984       1,416,785
Arnold E. Spangler           9,342,990       1,441,579
Gail R. Wilensky             9,367,934       1,416,835

2.     Selection of Independent Auditors

The second proposal was to ratify the selection of KPMG LLP as the Company's independent auditors for the 2000 fiscal year. The stockholders ratified the selection:

                   FOR             AGAINST
                   10,813,096       16,113

3.     The third proposal was to approve the 2000 Master Stock
Incentive Plan  The stockholders voted to approve the proposal:

                   FOR             AGAINST
                   5,939,759       3,986,290

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

      10. Material Contracts

          10.1 Third Amendment to Executive Long-Term Performance Equity Plan, dated as of June 20, 2000

          10.2 Fourth Amendment to Executive Long-Term Performance Equity Plan, dated as of June 20, 2000


          10.3 Amendment No. 3 to the Syncor International Corporation Employees' Savings and Stock Ownership Plan, effective as of
January 1, 1999

          10.4 Amendment No. 4 to the Syncor International Corporation Employees' Savings and Stock Ownership Plan, effective as of May 1, 2000

          10.5 Trustee Agreement between North Star ESOP & Fiduciary Services, LLC and Syncor International Corporation, effective as of April 28, 2000

          10.6 T. Rowe Price Trust Company Qualified Plan Trust
Agreement, between  T. Rowe  Price Trust Company and Syncor
International Corporation

          10.7 Term Loan Credit Agreement between Bank One, NA and Syncor Management Corporation, dated as of May 5, 2000

      27.  Financial Date Schedule (filed electronically)

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SYNCOR INTERNATIONAL CORPORATION
                                              (Registrant)





August 14, 2000                    By: /s/  Michael E. Mikity
                                       Michael E. Mikity
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial /
                                       Accounting Officer)

                                Exhibit 10.1

                             THIRD AMENDMENT TO
                  EXECUTIVE LONG-TERM PERFORMANCE EQUITY PLAN

     This Third Amendment to Executive Long-Term Performance Equity Plan, dated as of June 20, 2000 (this "Amendment"), hereby amends that certain Executive Long-Term Performance Equity Plan, dated as of January 1, 1998 and amended as of November 17, 1998 and June 23, 1999 (the "Plan"), for Syncor International Corporation, a Delaware corporation (the "Company").

     1. The stock and cash awards for the $53 and $65 stock price targets are canceled and cannot be re-earned. In substitution thereof, for each of the $53 and $65 stock price targets, each participant shall receive a stock option grant to purchase a number of shares of the Company's stock equal to the result of: (a) the difference between the closing price of the stock on June 20, 2000 and $32.625 (the original exercise price); multiplied by (b) the sum of the number of option shares originally granted to the participant for the $53 and $65 targets, divided by (c) $18.41 (the Black Scholes value), multiplied by (d) 2 (for each of the stock award and the cash award provided for by the Plan). Half of the option shares will have the opportunity to vest on an accelerated basis on the date that the $53 stock price target is achieved, and the other half will have the opportunity to vest on an accelerated basis on the date that the $65 stock price target is achieved. Options that do not vest on an accelerated basis for the $53 and $65 targets, will vest on December 20, 2009. The same options will expire on June 20, 2010. The options will not be exercisable, however, until six months after the date hereof, in accordance with the terms of the applicable stock option plan. In addition, an overachievement bonus pool shall be created for the officers of the Company equal to 50% of the excess, if any, that the corporation's year 2000 annual earnings per share would otherwise exceed $2.17 per share. The overall size of the overachievement bonus pool shall be capped at $1.5 million.

     2. In the event that the Board decides to set new stock price targets under the Plan, all awards for the new targets, except as set forth in Paragraph 4 below, will be made with stock option grants. All options which are issued with respect to a stock price target will vest upon the attainment of the target.

     3. Due to his effective start date of June 20, 2000, Rodney Boone shall be eligible to participate in the $65 stock price target and any new stock price targets under the Plan. Except as set forth in Paragraph 4 below, Mr. Boone's award under the $65 stock price target shall be made entirely with stock option grants pursuant to the terms of the Plan on the date of this Amendment.

     4. Awards will continue to be adjusted based upon the Total Shareholder Return ("TSR") modifier. Any additional payments resulting from a positive TSR modifier will be made in cash or stock, in accordance with the provisions set forth in the First Amendment to the Plan. Any downward adjustments resulting from a negative TSR modifier shall be made by reducing the number of option shares which vest on an accelerated basis by the same percentage which Syncor stock will have underperformed relative to the S&P Small Cap Healthcare Index.

     5. This Amendment is effective as of the date first set forth above. Except as amended hereunder, all other terms and conditions of the Plan shall remain in full force and effect.


                                Exhibit 10.2

                             FOURTH AMENDMENT TO
                 EXECUTIVE LONG-TERM PERFORMANCE EQUITY PLAN

     This Fourth Amendment to Executive Long-Term Performance Equity Plan, dated as of June 20, 2000 (this "Amendment"), hereby amends that certain Executive Long-Term Performance Equity Plan, dated as of January 1, 1998 and amended as of November 17, 1998, June 23, 1999 and June 20, 2000 (the "Plan"), for Syncor International Corporation, a Delaware corporation (the "Company").

     1. The following stock price targets will be added: $82; $104; and $130. The outside date for achievement of these stock price targets shall be set by the close of business on July 31, 2000.

     2. Awards may be granted at any time up to June 30, 2007; thereafter, no new awards may be granted under the Plan.

     3. Options that do not vest on an accelerated basis for the $82, $104 and $130 targets will vest on December 20, 2009. The same options will expire on June 20, 2010.

     4. The options and shares to be granted on or after the date hereof shall be granted under the 2000 Master Stock Incentive Plan or, if applicable, under the New Employee Stock Option Plan.

     5. This Amendment is effective as of the date first set forth above. Except as amended hereunder, all other terms and conditions of the Plan shall remain in full force and effect.


                                 Exhibit 10.3

                                Amendment No. 3
                                   to the
                       Syncor International Corporation
                  Employees' Savings and Stock Ownership Plan

      WHEREAS, Syncor International Corporation (the "Company") approved and adopted the Syncor International Corporation Employees' Savings and Stock Ownership Plan (the "Plan"), originally effective July 31, 1986 and most recently restated effective July 1, 1994 and thereafter amended; and

     WHEREAS, Subsection 21.1 of the Plan provides that the Company reserves the right to amend the Plan.

     NOW THEREFORE BE IT RESOLVED, that the Plan is hereby amended as follows effective January 1, 1999:

      1. The third paragraph of Section 1.43 of the Plan is amended by changing the reference to "Section 1.12" therein to "Section 1.13."

      2.  Section 12.12 is added to the Plan to read as follows:

          12.12 Effect of Certain Distributions and Deemed Distributions; Repayment

                        (a) If, following termination of employment, a Participant receives a single lump sum distribution of his entire vested Account balance, in accordance with Sections 12.1 and 12.3, or Section 12.4, the non-vested balance in his Account shall thereupon be forfeited and disposed of in accordance with Section 9.4. If such Participant should return to the employ of the Employer and repay the full amount of the distribution prior to the earlier of (i) 5 years after the first date on which he is subsequently re-employed by the Employer or (ii) the close of the first Break in Service commencing after such distribution, the previously-forfeited portion, unadjusted by any subsequent gains or losses, shall be reinstated by use of amounts in the Forfeiture
                        Account, or if there are none, by means of an additional contribution by the Administrator to the Plan for this purpose. It shall be the duty of the Employer to give timely notice to any rehired Participant, if such Participant is eligible to make a repayment of the distribution to him, of the consequences of not making such repayment.

                        (b) If, following termination of employment, a Participant is deemed to have received a distribution of his entire vested Account balance, in accordance with Section 12.6, the non-vested balance in his Account shall thereupon be forfeited and disposed of in accordance with Section 9.4. If such Participant should return to the employ of the Employer prior to the earlier of (i) 5 years after the first date on which he is subsequently re-employed by the Employer or (ii) the close of the first Break in Service commencing after the date of such deemed distribution, the previously-forfeited portion, unadjusted by any subsequent gains or losses, shall be reinstated by use of amounts in the Forfeiture Account, or if there are none, by means of an additional contribution by the Employer to the Plan for this purpose.

                        (c) Years of Service attributable to a distribution or a deemed distribution in accordance with Sections
                        12.1 and 12.3, 12.4 or 12.6 shall not be disregarded for purposes of eligibility or vesting under the Plan.


Date:  May 1, 2000                         SYNCOR INTERNATIONAL CORPORATION


                                           BY: /s/Sheila Coop
                                               Corporate Vice President

                                Exhibit 10.4

                               Amendment No. 4
                                  to the
                     Syncor International Corporation
               Employees' Savings and Stock Ownership Plan

          WHEREAS, Syncor International Corporation (the "Company") approved and adopted the Syncor International Corporation Employees' Savings and Stock Ownership Plan (the "Plan"), originally effective July 31, 1986 and most recently restated effective July 1, 1994 and thereafter amended; and

          WHEREAS, Subsection 21.1 of the Plan provides that the Company reserves the right to amend the Plan.

          NOW, THEREFORE, the Plan is hereby amended as follows effective May 1, 2000:

          1.     Subsection 1.39A is added to the Plan to read as follows:

          1.39A "North Star Trust Agreement." The agreement between the Company and North Star ESOP & Fiduciary Services, LLC, as amended from time to time, establishing a trust forming a part of the Plan with respect to assets of the Plan to be used to fund the benefits provided under the employee stock ownership portion of the Plan and to be used to fund benefits provided under the non-employee stock ownership portion of the Plan which are invested in Company Stock.

          2.     Subsection 1.58A is added to the Plan to read as follows:

          1.58A "T. Rowe Price Trust Agreement." The agreement between the Company and T. Rowe Price Trust Company, as amended from time to time, establishing a trust forming a part of the Plan with respect to assets of the Plan to be used to fund the benefits provided under the non-employee stock ownership portion of the Plan which are not invested in Company Stock.

          3.     The following sentence is added to Subsection 1.59 of the
Plan:

          Effective May 1, 2000, the term "Trust" shall mean, with respect to the assets of the Plan held pursuant to the North Star Trust Agreement, the trust created pursuant to said agreement. Effective May 1, 2000, the term "Trust" shall mean, with respect to the assets of the Plan held pursuant to the T. Rowe Price Trust Agreement, the trust created pursuant to said agreement.

          4.     The following sentences are added to Subsection 1.60 of the
Plan:

          Effective May 1, 2000, with respect to the assets of the Plan held pursuant to the North Star Trust Agreement, the term "Trustee" shall mean North Star ESOP & Fiduciary Services, LLC, and with respect to the assets of the Plan held pursuant to the T. Rowe Price Agreement, the term "Trustee" shall mean T. Rowe Price Trust Company.

          5.     Subsection 19.10 is added to the Plan to read as follows:

          19.10 Applicability of T. Rowe Price Trust Agreement and North Star Trust Agreement

                    Effective May 1, 2000 the assets of the Plan held pursuant to the North Star Trust Agreement shall be subject to the provisions of said agreement in addition to the provisions of the Plan, and in the event of any conflict between the provisions of the Plan and the provisions of the North Star Trust Agreement as to such assets, the provisions of the North Star Trust Agreement shall be controlling. Effective May 1, 2000 the assets of the Plan held pursuant to the T. Rowe Price Trust Agreement shall be subject to the provisions of said agreement in addition to the provisions of the Plan, and in the event of any conflict between the provisions of the Plan and the provisions of the T. Rowe Price Trust Agreement as to such assets, the provisions of the T. Rowe Price Trust Agreement shall be controlling; provided, further, that with respect to T. Rowe Price Trust Company, no provision of the Plan shall be construed so as to provide in T. Rowe Price Trust Company any discretionary power, function or responsibility, nor shall any provision of the Plan be construed in a manner which would deem T. Rowe Price Trust Company to be other than a directed trustee pursuant to the provisions of
                    Section 403(a)(1) of ERISA.

          6.     The following sentence is added to Subsection 20.9 of the
Plan:

                    Effective May 1, 2000, the Plan and Trust shall be construed, regulated and administered under ERISA and other applicable federal laws and, where not otherwise preempted, by the laws of the State of California.


Date: May 1, 2000                            SYNCOR INTERNATIONAL CORPORATION


                                             BY: /s/Sheila Coop
                                                 Corp Vice President





     The provisions of the above amendment which relate to North Star ESOP & Fiduciary Services, LLC are hereby approved.

Date: May 1, 2000                                NORTH STAR ESOP & FIDUCIARY
                                                    SERVICES, LLC, Trustee


                                                  BY:   /s/Anne C. Umlauf
                                                  Title:Trust Officer

     The provisions of the above amendment which relate to T. Rowe Price Trust Company are hereby approved.

Date: July 17, 2000                              T. ROWE PRICE TRUST COMPANY,
                                                           Trustee


                                                 BY:    /s/ David M. Abbey
                                                 Title: V.P.


                             Exhibit 10.5

                           TRUSTEE AGREEMENT

     This Trustee Agreement is made and entered into this 28th day of April, 2000 by and between North Star ESOP & Fiduciary Services, LLC, an Illinois limited liability company (the "Trustee"), and Syncor International Corporation, a Delaware corporation (the "Company").


                                  RECITALS

     The Company established the Syncor International Corporation Employees' Savings and Stock Ownership Plan (the "Plan") for the benefit of its employees. The Plan is designed to be a tax-qualified savings plan and an employee stock ownership plan. The Company desires to retain the Trustee to act as a trustee of the trust forming a part of the Plan (the "Trust") with respect to the custody and management of the Trust assets to be used to fund the benefits provided under the employee stock ownership portion of the Plan (called the "ESOP Subtrust") and with respect to the benefits provided under the non-employee stock ownership portion of the Plan that is invested in stock of the Company, which together with the ESOP Subtrust is referred to as the "Subtrust". Pursuant to an agreement between T. Rowe Price Trust Company ("T. Rowe Price") and the Company, T. Rowe Price will serve as trustee of those assets of the Trust that are not part of the Subtrust and T. Rowe Price will have no duties or responsibilities with respect to the assets of the Trust that are part of the Subtrust. The Trustee will have no duties or responsibilities with respect to the assets of the Trust that are not part of the Subtrust.

     The Company desires to retain the Trustee to act as a trustee of the Trust with respect to the Subtrust, and the Trustee is willing to serve as a trustee, on the terms and subject to the conditions set forth in this Agreement.

                               AGREEMENT

     In consideration of the mutual covenants and agreements set forth in this Agreement, the parties agree as follows:


APPOINTMENT AND DUTIES

     1. Appointment of Trustee. The Company hereby appoints the Trustee to serve as a trustee of the Trust with respect to the assets of the Subtrust only, effectively immediately, and the Trustee hereby accepts this appointment.

     2. Duties of Trustee. (a) The Trustee shall hold and manage all properties of the ESOP Subtrust in accordance with the terms of the Plan relating to the employee stock ownership portion of the Plan, to the extent that they are consistent with the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). The Trustee shall hold and manage the properties of the Subtrust other than the assets of the ESOP Subtrust in accordance with the terms of the Plan and of the Trust relating to the non employee stock ownership portion of the Plan, to the extent that they are consistent with the provisions of the ERISA. The Trustee will exercise its independent discretionary judgment in connection with the custody and disposition of ESOP Subtrust assets in accordance with the terms of the Plan and the requirements of part 4 of Title I of ERISA.

            (b) The Trustee will maintain accurate records regarding the acquisition and holding of Subtrust investments and regarding distributions to Plan participants. The Trustee will not provide participant recordkeeping, accounting, or tax or other reporting services for the Plan. These services will be provided by the Plan Administrator or its agent; and the Company or the Plan Administrator will provide periodic reports to the Trustee demonstrating that these services are being provided by the Plan Administrator or its agent.

     3. Retention of Advisors. The Trustee may engage its own independent legal counsel, upon prior notice to the Company. The Trustee's legal counsel shall be entitled to timely periodic payment by the Company for all of its reasonable fees and expenses.

     4. Confidentiality. The Trustee shall use the information disclosed to it by the Company only for the purpose of carrying out its duties as a trustee. The Trustee shall restrict disclosure of the information that it obtains from the Company to those persons who require knowledge of the information in order to help the Trustee in connection with the administration of the employee stock portion of the Plan (including, but not limited to, officers, directors, employees, and professional advisors of the Trustee). Neither the Trustee nor any of its agents or advisors shall disclose any confidential information regarding the Company to any third parties, except as may be required under ERISA or other laws or as may be requested by the Department of Labor, the Internal Revenue Service, the Securities and Exchange Commission, or other federal or state agencies. Neither the Trustee nor any of its agents or employees shall be obligated to maintain the confidentiality of any information that is publicly available or that becomes publicly available without violation by the Trustee or any of its agents or employees of the terms of this Section 4.


COMPENSATION

     5.     Initial Set-Up Fee.  Not Applicable.

     6. Annual Fees. In consideration for the Trustee's ongoing service, the Trustee shall be paid an annual fee equal to an amount determined in accordance with the following schedule, but not less than $5,000:

            One-twentieth of one percent of the first $20 million in Subtrust assets; and one-fortieth of one percent on assets in excess of $20 million in Subtrust assets.

            In addition, a fee of $2 will be charged for each Plan participant for each proxy solicitation as to pass-through voting.

     7. Fees for Extraordinary Services. In addition to the fees due and payable to the Trustee under Sections 5 and 6, the Trustee shall be paid additional fees for any services performed by the Trustee in addition to those provided for in this Agreement. Examples of additional services that may be provided by the Trustee from time to time include: becoming a party to, providing counsel or testimony in connection with, or other involvement in litigation relating to the Plan; and exercising fiduciary responsibilities in connection with proposed mergers, acquisitions, divestitures, public offerings, reorganizations, or similar transactions involving the Company. The Trustee will charge for its extraordinary services based on the time spent on a particular matter by officers or employees of the Trustee, charged at their normal hourly rates then in effect.

     8. Reimbursement of Expenses. The Trustee shall be reimbursed for all reasonable expenses incurred by the Trustee in connection with the performance of its services pursuant to this Agreement. Expenses for which the Trustee shall be entitled to reimbursement shall include charges for fees and expenses of the Trustee's legal counsel and out-of-pocket expenses incurred by officers or employees of the Trustee, such as charges for copying, postage, facsimile transmissions, and private express mail deliveries.

     9. Payment by Company. The Company shall pay the fees due and payable to the Trustee under Sections 5 and 6 and any reimbursement of reasonable expenses as provided in Sections 8 and 13. To the extent that the Company does not pay the fees due to the Trustee or reimburse the Trustee for its reasonable expenses on a timely basis, the Trust shall pay any amounts due to the Trustee, and the Trustee shall be authorized to sell assets of the Subtrust to obtain sufficient cash to pay such amounts.


TAX QUALIFICATION OF PLAN

     10. Representations and Warranties of the Company. The Company hereby represents and warrants to the Trustee as follows:

            (a) the Plan is qualified under Section 401(a) of the Internal Revenue Code of 1986 (the "Code"); and

            (b) the Trust is exempt from taxation under Section 501(a) of the Code.

     11. Tax Ruling. The Company has received from the Internal Revenue Service a letter of determination that: (i) the Plan is qualified under
Section 401(a) of the Code; (ii) the Plan constitutes an "employee stock ownership plan" within the meaning of Section 4975(e)(7) of the Code; (iii) the Plan contains a cash or deferred arrangement that meets the requirements of Section 401(k) of the Code; (iv) the Trust is exempt from taxation under
Section 501(a) of the Code.


INDEMNIFICATION

     12. Indemnification. For purposes of this Section 12, the term "Indemnitees" shall mean the Trustee and its officers, directors, employees, and agents. Subject to the applicable provisions of ERISA, the Indemnitees shall be indemnified for any loss, cost, expense, or other damage, including attorney's fees, suffered by any of the Indemnitees resulting from or incurred with respect to any legal proceedings related in any way to the performance of services by any one or more of the Indemnitees pursuant to this Agreement. The indemnification provided for in this Section 12 shall extend to: (a) any action taken or not taken by any of the Indemnitees at the direction or request of the Plan Administrator or of any agent of the Plan Administrator; and (b) all reasonable costs and expenses incurred by the Indemnitees in enforcing the indemnification provisions of this Section 12, including reasonable attorney's fees and court costs. However, these indemnification provisions shall not apply to the extent that any loss, cost, expense, or damage with respect to which any of the Indemnitees shall seek indemnification is held by a court of competent jurisdiction, in a final judgment from which no appeal can be taken, to have resulted either from the negligence of one or more of the Indemnitees or from the willful misconduct of one or more of the Indemnitees.

     13.    Defense of Actions.  (a)  Notice and Assumption of Defense.
If one or more of the Indemnitees receives notice of any legal proceeding with respect to which indemnification may be sought against the Company pursuant to Section 12 (a "Proceeding"), the Indemnitees shall notify the Company of the Proceeding in writing within ten days of the commencement of the Proceeding. However, the failure by the Indemnitees to so notify the Company shall not relieve the Company from any liability, except to the extent that the failure to notify the Company shall actually have prejudiced the defense of any Proceeding. The Company will be entitled to assume the defense of the Proceeding with counsel reasonably satisfactory to the Indemnitees or to otherwise participate in the Proceeding. If the Company elects to assume the defense of the Proceeding, it then shall pay all costs of defense.

            (b) Reimbursement of Expenses. The Company agrees that the Trust shall reimburse the Indemnitees for all reasonable costs that they incur in connection with any Proceeding, including costs of investigation, of testifying at any hearing, of responding to discovery proceedings, and of consulting with the Company or with the attorneys for the Company. The Indemnitees shall have the right to employ their own counsel in any Proceeding, and the fees and expenses of the Indemnitees' counsel shall be paid by the Trust as they are incurred, if any one or more of the following conditions are satisfied:

                  (i) the employment by the Indemnitees of their own counsel shall be authorized by the Company;

                  (ii) the Indemnitees are advised by their counsel that there may be one or more legal defenses available to them which are different from or additional to defenses available to the company (in which case the Company shall not have the right to assume the defense of the Proceeding on behalf of the Indemnitees);

                  (iii) the Company fails to assume the defense of the
            proceeding and to employ counsel satisfactory to the Indemnitees within 14 days after being notified of the commencement of the Proceeding; or

                  (iv) the Indemnitees shall be informed by their counsel that a conflict exists with the counsel selected by the Company.

     14. Governmental Investigations. The provisions of this Section 14 shall apply if any governmental or private commission or regulatory authority shall investigate any of the Indemnitees, or shall require any of the Indemnitees to testify at any hearing or in connection with any investigation, regarding the performance of services by the Indemnitees pursuant to this Agreement. Investigations covered by this Section 14 shall include, but shall not be limited to, investigations conducted by any agency of the United States or of any state, by any committee of the Congress of the United States or of the legislature of any state, or by a stock exchange or other entity having authority to investigate or regulate similar to that of a stock exchange. In the case of any investigation, the Indemnitees shall have the right to employ separate counsel to represent them, and the Company shall pay the reasonable fees and expenses of the Indemnitees' counsel as they are incurred. The Trustee agrees that it shall reasonably cooperate with the Company in connection with any investigation.


MISCELLANEOUS

     15. Successors and Assigns. The provisions of this Agreement shall be binding upon and inure to the benefit of the successors, assigns, and legal representatives of the Company and of the Trustee. Neither termination nor completion of the engagement of the Trustee or of any of the Indemnitees shall affect the indemnification provisions of this Agreement, which shall remain operative and in full force and effect after the termination or completion of the engagement. The Company shall not merge or consolidate with any other corporation or entity in a transaction after which the Company is not the surviving entity, and the Company shall not sell all or substantially all of its assets to any other person, corporation, or entity, unless the other person, corporation, or entity expressly assumes the duties and obligations of the Company as set forth in this Agreement.

     16. Notice. Any notice required or permitted to be given under this Agreement shall be in writing and shall be delivered in person or sent by certified or by private express mail, postage prepaid, and properly addressed as follows:

     To the Company:          Syncor International Corporation
                              6464 Canoga Avenue
                              Woodland Hills, CA  91367
                              Attn:  General Counsel

     With a Copy to:          T. Rowe Price Trust Company
                              Attention: Legal Department
                              100 East Pratt Street
                              Baltimore, MD 21202

     To the Trustee:          North Star Trust & Fiduciary Services, LLC
                              500 West Madison Street, Suite 3800
                              Chicago, IL  60661
                              Attention:  John G. Hommel

     With a Copy to:          McBride Baker & Coles
                              500 West Madison Street, 40th Floor
                              Chicago, IL 60661
                              Attention:  David Ackerman

     17. Partial Invalidity. If any portion of this Agreement shall be determined to be unenforceable, the remaining provisions shall remain in full force and effect.

     18. Waivers. Either the Company or the Trustee may, by written notice to the other party: (a) extend the time for the performance of any of the obligations or other actions of the other party under this Agreement; or
(b) waive or modify performance of any of the obligations of the other party under this Agreement. Except as provided in the preceding sentence, no action taken pursuant to this Agreement shall be deemed to constitute a waiver by that party of compliance with any of the obligations contained in this Agreement. The waiver by either party of a breach of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach.

     19. Governing Law. This Agreement shall be interpreted and enforced in accordance with, and governed by, the laws of the State of Illinois.

     20. Entire Agreement. This Agreement supersedes all prior agreements and understandings between the parties and may not be changed or terminated orally. No attempted change, termination, or waiver of any of the provisions of this Agreement shall be binding, unless in writing and signed by the party against whom the change, termination, or waiver is sought to be enforced.

     IN WITNESS WHEREOF, the Company and the Trustee have caused this Agreement to be signed as of the day and year first written above.


                                    NORTH STAR ESOP & FIDUCIARY SERVICES, LLC

                                    By:   /s/John G. Hommel
                                    Its:  President


                                    SYNCOR INTERNATIONAL CORPORATION

                                    By:   /s/Sheila Coop
                                    Its:  Vice President of Human Resources


                               Exhibit 10.6


                        T. ROWE PRICE TRUST COMPANY
                       QUALIFIED PLAN TRUST AGREEMENT


     This TRUST AGREEMENT is made by and between SYNCOR INTERNATIONAL CORPORATION, hereinafter referred to as the "Employer," and T. ROWE PRICE TRUST COMPANY, a Maryland limited trust company, hereinafter referred to as the "Trustee.


                                  WITNESSETH

           WHEREAS, the Employer has adopted the SYNCOR INTERNATIONAL CORPORATION EMPLOYEES' SAVINGS AND STOCK OWNERSHIP PLAN, a defined contribution plan intended to be a qualified plan under Section 401(a) of the Internal Revenue Code ("Code"), which plan is hereinafter referred to as the "Plan," for the benefit of all those individuals eligible to participate under the Plan terms (including beneficiaries and alternate payees), hereinafter referred to individually as "Participant" and collectively as "Participants;" and

      WHEREAS, the Plan provides that the assets thereof be held, in trust, by a trustee, subject to the provisions of a trust agreement to be entered into between the Employer and a trustee or trustees;

      NOW THEREFORE, the Employer and the Trustee agree as follows:


                            ARTICLE I - TRUST FUND

1.1 Trust. The Employer hereby establishes with the Trustee, a trust account or accounts ("Accounts") consisting of such sums of U.S. currency and such other property acceptable to the Trustee as shall from time to time be contributed to, paid or delivered to the Trustee pursuant to this Trust Agreement at the address specified by the Trustee. All such money and property, all investments and reinvestments made therewith and proceeds thereof, less any payments or distributions made by the Trustee pursuant to the terms of this Trust Agreement are referred to herein as the "Trust." The Trust shall be held by the Trustee in accordance with the express provisions of this instrument and the requirements of law. As provided for in Section 403(b) of the Employee Retirement Income Security Act of 1974 ("ERISA"), this Trust excludes any Plan assets held by any insurance company.

1.2 Custody of Trust Assets. The Trustee is authorized to: (a) hold property hereunder in bearer form or in its own name or the name of its nominee; (b) combine certificates representing investments of the Trust with certificates of the same issue held by the Trustee or other fiduciaries; (c) hold securities in definitive form on a segregated or nonsegregated basis or with a correspondent bank or depository (or nominee of such bank or depository); and (d) hold obligations of the United States Government and agencies thereof on a book entry basis at the appropriate Federal Reserve bank; provided, however, that the Trustee may not serve as custodian or appoint or terminate a custodian for any plan assets, as defined in ERISA and the regulations thereunder, that are managed by an investment manager, as defined in Section 3(38) of ERISA ("Investment Manager"). In all cases, the books and records of the Trustee shall, at all times, show that all such property and securities are held in trust. The Trustee shall not hold any property or securities hereunder in the same account as any individual property of the Trustee. The Trustee is also authorized to appoint a subcustodian to perform any of the above functions. Notwithstanding any language in this Agreement to the contrary, the Trustee will not serve as trustee for any assets of the Plan used to fund the benefits provided under the employee stock ownership portion of the Plan ("ESOP"), nor will the Trustee serve as trustee for any assets of the Plan that are invested in securities which constitute qualifying employer securities within the meaning of Section 407(d) of ERISA ("Qualifying Employer Securities"). The trustee of the ESOP and for the Qualifying Employer Securities will be North Star ESOP & Fiduciary Services, LLC pursuant to an agreement between the Employer and North Star ESOP & Fiduciary Services, LLC.

1.3 Limitations of Trustee's Duties. With respect to its duties hereunder, the Trustee is a directed trustee and shall have no duty to: (a) determine or enforce payment of any contribution due under the Plan; (b) inquire into the accuracy of any contribution; (c) determine the adequacy of the funding policy adopted by the Employer to meet its obligations under the Plan; (d) look into the propriety of any investment or distribution made under the Plan; or (e) ensure the qualification of the Plan under the Code. The Trustee shall not be deemed to be the administrator, the Plan sponsor or a "named fiduciary" of the Plan as defined in Sections 3(16)(A), 3(16)(B) and 402(a)(2), respectively, of ERISA.


                             ARTICLE II - ACCOUNTS

2.1 Establishing Accounts. The Trustee shall open and maintain an Account for the Plan.

2.2 Charges Against the Trust. Upon receipt of written instructions from the Employer, the Trustee shall charge the Trust for any withdrawals or distributions made under the Plan and for any fees which may be charged against the Trust assets. Excluding those fees and expenses set forth in this Trust Agreement and the Plan's Recordkeeping Agreement, the Employer shall follow the procedures in Exhibit A with respect to expenses to be charged to the Trust.

2.3 Custody of Participant Loan Documents. The Trustee shall retain custody of original executed documents evidencing loans to Participants made after May 1, 2000. The Trustee shall not have custody of any documents evidencing loans made to Participants prior to May 1, 2000. Such documents shall be retained by the Employer, and the Employer shall have fiduciary responsibility with respect to such documents. The Employer or the prior trustee shall provide the Trustee with a list of all outstanding loans made to Participants prior to May 1, 2000.


                   ARTICLE III - INVESTMENT OF TRUST ASSETS

3.1 Investment of Trust Assets. The Trustee shall not have any discretion, and is specifically prohibited from having or exercising any discretion, with respect to the investment of Trust assets. The Employer shall be the "named fiduciary" and except as provided in Section 3.5 (Participant Directed Investments), the Employer shall be solely responsible for giving the Trustee directions as to the investment and disposition of the Trust assets, including but not limited to investment companies or trusts, guaranteed investment contracts, bank investment contracts, synthetic investment contracts, certificates of deposit and insurance company annuity contracts. The Trustee, unless it has knowledge that an investment direction constitutes a violation of ERISA or any other applicable law, shall be entitled to rely on such direction, and the Trustee shall not review any securities or other assets or make suggestions with respect to the investment, reinvestment, retention or disposition of any Trust assets. The Trustee shall invest and reinvest the Trust's assets only as directed and free from any limitations imposed by state law on investments of trust funds and without distinction between income and principal in any property, including, but not limited to, common and preferred stocks, governmental obligations, equipment trust certificates, participation certificates, investment companies or trusts (including any investment company or trust which has an investment management or other agreement with an affiliate of the Trustee), collateral trust notes, savings and time deposits, commercial paper (including participation in variable amount notes), leasebacks, mortgages and other interests in realty, corporate bonds, debentures, notes and other evidences of indebtedness, secured or unsecured, non-income producing securities or property, options and participation in any group or common trust funds, including any such funds held or maintained by the Trustee or an affiliate of the Trustee, for commingling assets of participating trusts and exempt from Federal income tax, including but not limited to, any group or common trust fund which is qualified under the provisions of Section 401(a) of the Code or any successor provisions thereto (the instrument of trust creating any such qualified group or common trust fund, to the extent of the Trust's equitable share thereof, being adopted hereby).

3.2 Investment and Insurance Contracts. In the event that the Trust holds assets consisting of bank investment contracts, structured or synthetic investment contracts or insurance contracts selected by the Employer or its designee ("Contracts"), the Trustee shall not be liable for the refusal or inability of any insurance company or financial institution to issue, change, pay proceeds or make payments due under any Contract; for the form, terms, genuineness, validity or sufficiency of any Contract; or for any delay in payment or proceeds due under any Contract. The Trustee shall not be responsible for evaluating or monitoring the financial condition or status of any financial institution or insurance company issuing any such Contract which the Employer directs the Trustee to hold or to purchase with assets of the Trust.

3.3 Plan Loans. At the direction of the Employer, the Trustee shall invest assets of the Trust in loans to Participants in accordance with procedures established by the Employer. The Trustee shall accept as collateral for each Participant loan only the appropriate amount of the Participant's Plan account designated by the Plan document or established policies. No asset, other than the Participant's Plan account, can be pledged as collateral for any such loan. The Trustee shall process all loan repayments and distributions of loans in accordance with the directions of the Employer.

      The Employer hereby directs the Trustee to make loans to Plan Participants upon telephone or other electronic requests by Plan Participants in accordance with written procedures established by T. Rowe Price Retirement Plan Services, Inc. ("RPS") and the Employer. The Trustee makes no representations or warranties with respect to the legality of the method of effecting such loans under any federal, state or local law or regulation. Neither RPS nor the Trustee shall have a responsibility to inform Participants as to any tax consequences of such loans. The Employer shall indemnify and hold harmless the Trustee (including its affiliates, employees, representatives and agents) from and against any penalty, liability, cost or other expense, including but not limited to, the payment of attorney's fees, which the Trustee may incur in connection with making such loans.

3.4 Written Instruction. Any action of the Employer pursuant to any provisions of this Trust Agreement shall be in writing, from the Employer, and the Trustee shall be fully protected in relying upon such written notification as actions of the Employer. Written instructions shall include the electronic transmission of information or data as mutually agreed upon by the Trustee and the Employer. The term "Employer," as used throughout this Trust Agreement, includes any duly authorized designee of the Employer, such as a Plan Administrator, or any individual having apparent authority as such. If written instructions are not received by the Trustee, or if such instructions are received but are deemed by the Trustee to be unclear, the Trustee may elect to hold all or part of any such contribution in cash, without liability for rising security prices or distributions made, pending receipt by it from the Employer of written instructions or other clarification. If any contributions received by the Trustee from the Employer are less than any minimum which a directed investment requires, the Trustee may hold the specified portion of such contributions in cash, without interest, until such time as the proper amount has been contributed so that the directed investment may be made. The Trustee shall receive all directions or instructions in writing provided that the Trustee may accept oral directions for purchases or sales from the Employer or Participant with subsequent written confirmation.

3.5   Participant Directed Investments.  When so instructed by the
Employer, the Trustee shall invest all or any portion of the Trust as directed by Participants. The Employer or its designee shall have the duty to select and monitor all investment options made available to Participants under the Plan. The Employer shall ensure that all Participants who are entitled to direct the investment of Trust assets allocated to their Plan accounts previously received or receive a copy of all material describing such investment options that is required by law. Delivery of investment directions by the Employer in accordance with the instructions of a Participant or by the Participant directly to the Trustee shall entitle the Trustee to assume that the Participant has received all such descriptive material. Each Participant who directs the investment of Trust assets allocated to his Plan account shall be solely and absolutely responsible for the investment, or reinvestment of any such directed Plan investment held on his behalf in the Trust, and, except as otherwise provided herein, the Trustee shall not question any such direction, review any securities or other such assets, or make suggestions with respect to the investment, reinvestment, retention or disposition of any such assets. The Trustee shall not have any liability or responsibility for diversification of such assets, for any loss to or depreciation of such assets because of the purchase, retention or sale of assets in accordance with a Participant's direction, and the Participant shall have sole responsibility for the overall diversification, liquidity and prudence of the investments held on his behalf in the Trust. If a Participant fails to direct the investments of Trust assets held on his behalf, the Trustee shall invest such assets in accordance with the written directions of the Employer.

3.6 Employer Directed Investments. The Employer, by written direction to the Trustee, is authorized to designate all or a portion of the Trust assets of which the Employer will direct investments, and the Trustee may segregate such assets into one or more separate Accounts or administer the Trust as one Account. In the event the Employer shall employ or appoint an Investment Manager to direct the Trustee with respect to all or a portion of the Trust, the Employer will notify the Trustee in writing of the appointment of an Investment Manager, including its name and address. Whether or not the Trust is segregated into separate Accounts, the Trustee shall invest such portion of the Trust as directed by the Employer or its duly appointed Investment Manager. The Trustee shall have no duty to question any action or direction of the Employer or Investment Manager or any failure of the Employer or Investment Manager to give directions, or to review the securities or other investments which are held pursuant to the Employer's or Investment Manager's directions, or to make suggestions to the Employer or Investment Manager as to the investment, reinvestment, retention or disposition of any such assets. The Trustee shall not have any liability or responsibility for diversification of such assets, or for any loss to or the depreciation of such assets because of the purchase, retention or sale of assets in accordance with the Employer's or Investment Manager's direction. The Employer shall have responsibility for the overall diversification of the Trust.

3.7 Trustee's Responsibility with Respect to Directed Accounts. The Trustee shall not be responsible for, and the Employer will indemnify and hold harmless the Trustee (including its employees, affiliates, representatives and agents) from and against, any liability or expense (including counsel fees) because of: (a) any investment action taken or omitted by the Trustee in accordance with any direction of the Employer, an Investment Manager or a Participant; or (b) any investment inaction in the absence of investment directions from the Employer, an Investment Manager or a Participant; or (c) any investment action taken by the Trustee pursuant to an order to purchase or sell securities placed by the Employer, an Investment Manager or a Participant directly with a broker, dealer or issuer.

3.8 Limitations on Investments. Notwithstanding any other provision of this Trust Agreement to the contrary:

      The Trustee may establish such reasonable rules and regulations, applied on a uniform basis to all Participants, with respect to the requirements for, and the form and manner of, effecting any transaction with respect to Participant directed investments as the Trustee shall determine to be consistent with the purposes of the Plan. Any such rules and regulations shall be binding upon all persons interested in the Trust.

      In no event shall the Trustee engage in any transactions that would be prohibited under ERISA.


                      ARTICLE IV - DUTIES OF THE TRUSTEE

4.1 Duties of the Trustee. The Trustee is authorized and empowered with respect to the Trust:

      a) To make, execute, acknowledge and deliver any and all documents of transfer and conveyance and any and all other instruments that may be necessary or appropriate to carry out the powers herein granted.

      b) To register any investment held in the Trust in the name of the Trustee or in the name of a nominee, and to hold any investment in bearer form, but the books and records of the Trustee shall at all times show that all such investments are part of the Trust.

      c) To employ suitable agents and counsel (who may also be agents and/or counsel for the Employer) and to pay their reasonable expenses and compensation out of the Trust.

           Each and all of the foregoing powers may be exercised without a court order or approval. No one dealing with the Trustee need inquire concerning the validity or propriety of anything that is done or need see the application of any money paid or property transferred to or upon the order of the Trustee.

4.2 Valuation of Trust. The Trustee, as of the valuation date set forth in the Plan and at such other time or times as is necessary or as the Trustee and the Employer agree, shall determine the net worth of the assets of the Trust. The valuation shall be based, without independent investigation, upon valuations provided by Investment Managers, trustees of common trust funds, sponsors of mutual funds and records of securities exchanges.
Notwithstanding the foregoing, the Trustee shall not be responsible for providing the value of any Contracts, or for any asset which is not liquid or not publicly traded, the value of which shall be provided by the Employer.

4.3 Trust Records. The Trustee shall keep accurate and detailed records of all receipts, investments, disbursements and other transactions required to be performed hereunder with respect to the Trust. The Trustee agrees to treat as confidential all records and other information relative to the Trust.
The Trustee shall not disclose such records and other information to third parties except to the extent required by law or as requested in writing by the Employer.

4.4 Accounting. Within 90 days after the close of the Plan's fiscal year or such other period as the Employer and the Trustee may agree, and within 90 days after the resignation or removal of the Trustee, as provided herein, the Trustee shall file with the Employer a written account setting forth all investments, receipts, disbursement and other transactions effected by it during such fiscal year or during the period from the close of the last fiscal year to the date of notice of such resignation or removal. Except as otherwise proscribed by ERISA and except for willful misconduct, negligence or lack of good faith on the part of the Trustee, upon expiration of 360 days from the date of receipt of the report by the Employer, the Trustee shall be released and forever discharged from all liability or further accountability to the Employer for the accuracy of such accounting and for the propriety of all acts and the transactions of the Trustee reflected in said account to which the Employer has not specified written objections with the Trustee within such 360 day period.

4.5 Distributions. At the direction of the Employer, the Trustee shall make distributions from the Trust to the Participants. The Trustee shall not be liable or responsible for any errors made by the Employer with respect to distributions. The Trustee shall be entitled to rely conclusively upon the Employer's directions. Notwithstanding any other provision of the Trust Agreement, the Trustee may condition its delivery, transfer or distribution of any Trust assets upon the Trustee's receiving satisfactory assurances that the approval of appropriate governmental agencies or other authorities have been secured and that all notice and other procedures required by applicable law have been satisfied.

4.6 Duties not Assigned. The duties of the Trustee with respect to the Trust are limited to those assumed by the Trustee under the terms of this Trust Agreement. The Trustee shall not be responsible for filing reports, returns or disclosures with any government agency except as may otherwise be required by its duties as Trustee under applicable law.

4.7 Standards for the Trustee's Powers. Notwithstanding any other provision of this Trust Agreement, the Trustee shall discharge its duties hereunder solely in the interest of the Participants and for the exclusive purpose of providing benefits to the Participants and defraying reasonable expenses of administering the Trust, with the skill, care, prudence and diligence under the circumstances then prevailing that a prudent man acting in a like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims. The Trustee shall perform its duties in accordance with this Trust Agreement insofar as this Trust Agreement is consistent with the provisions of ERISA. To the extent not prohibited by ERISA, the Trustee shall not be responsible in any way for any action or omission of the Employer with respect to the performance of its duties and obligations set forth in this Trust Agreement and in the Plan.
The Trustee may rely upon such information, direction, action or inaction of the Employer as being proper under the Plan or the Trust Agreement and is not required to inquire into the propriety of any such information, direction, action or inaction.


                      ARTICLE V - DUTIES OF THE EMPLOYER

5.1 Duties of the Employer. It is understood that the Employer shall be responsible for the performance of the following functions with respect to the Trust:

      a) Transmitting all Trust contributions made by or on behalf of each Participant in accordance with the instructions of each Participant to the Trustee at such times and in such manner as is mutually agreed between the Employer and the Trustee.

      b) Providing to the Trustee, on a timely basis, a copy of the Plan document including all amendments and restatements

      c) Determining that the contributions made by or on the behalf of each Participant are in accordance with any applicable Federal and state law and regulations.

      d) Assuring that the Plan maintains qualified status under applicable provisions of the Code.

      e)   Providing the Trustee with the value of any Contracts.

      f) Determining the suitability of any investment offered as an option in the Plan.

      g) Determining that loans to Participants are made in accordance with ERISA section 408(b)(1).

5.2 Bonding. The Employer agrees to obtain and maintain a fiduciary bond and to include as those covered by such bond the employees of the Employer, the Plan Administrator and the Trustee, including any of the Trustee's employees, officers and agents required by law to be so covered. The cost of any such bond shall be paid by the Employer.

5.3 Information and Data to be Furnished to the Trustee. The Employer shall furnish the Trustee with such information and data relevant to the Plan as is necessary for the Trustee to properly perform its duties assumed hereunder, including but not limited to a copy of the Plan's qualification letter from the Internal Revenue Service.

5.4 Qualified Domestic Relations Orders. It shall be the responsibility of the Employer to determine whether any domestic relations order is "qualified" in accordance with Code Section 414(p). The Trustee will act only as directed by the Employer with respect to the payment of benefits to an alternate payee under any qualified domestic relations order.


                 ARTICLE VI - TERMINATION OF TRUST AGREEMENT

6.1 Resignation or Removal of Trustee. The Trustee may resign at any time upon 90 days prior written notice to the Employer and may be removed by the Employer at any time upon 90 days prior written notice to the Trustee. If mutually agreed upon between the parties, the 90 days notice may be waived or reduced. Upon resignation or removal of the Trustee, the Employer shall appoint a successor trustee. Upon receipt by the Trustee of written acceptance of such appointment by the successor trustee, the Trustee shall transfer and pay over to the successor the assets of the Trust and all records (or copies) pertaining thereto. The Trustee is authorized, however, to reserve such reasonable sum of money or property as it may deem advisable for payment of all fees, compensation, costs and expenses, or for payment of any liabilities constituting a charge on or against the assets of the Trust or on or against the Trustee, with any balance of such reserve remaining after payment of all such items to be paid over to the successor trustee. The successor trustee shall hold the assets paid over to it under the terms similar to those of this Trust Agreement under a trust that will qualify under Section 401(a) of the Code. If within 30 days after the Trustee's resignation or removal, the Employer has not appointed a successor trustee which has accepted such appointment, the Trustee shall have the right to apply to a court of competent jurisdiction for the appointment of such successor and for the determination of any question of construction or instruction. If the Trustee fails to receive a judgment or decree with respect to the appointment of a successor trustee within 60 days of its initial filing with the court, the Trustee may either terminate the Trust pursuant to Section 6.2 hereof or appoint such successor trustee itself.

6.2 Termination of the Trust. Subject to the right of the Trustee to terminate the Trust in accordance with this Section, this Trust shall continue as to the Employer so long as the Plan is in full force and effect. If the Plan ceases to be in full force and effect, this Trust shall thereupon terminate unless expressly extended by the Employer. Termination of the Trust shall be effected by distribution of all assets thereof to the Participants or other persons entitled thereto pursuant to the directions of the Employer (or, in the absence of such direction, as determined by the Trustee), subject to the Trustee's right to reserve funds as provided in
Section 6.1 hereof. Upon the completion of such distribution, the Trustee shall be relieved from all further liability with respect to all amounts so paid, other than any liability arising out of the Trustee's willful misconduct or negligence.


                          ARTICLE VII - PROXY VOTING

7.1 General Provisions. The Employer shall direct the Trustee as to the manner in which it shall:

      a) vote in person or by proxy, general or special, any securities held in the Trust;

      b) exercise conversion privileges, subscription rights and other options; and

      c) participate in or dissent from reorganizations, tender offers or other changes in property rights.

      Notwithstanding the foregoing, the Trustee shall follow any directions of the Employer or Participants in the performance of these functions only to the extent that following such directions would not violate the provisions of ERISA.

7.2 Receipt of Notices. Upon receipt, the Trustee shall transmit to the Employer all notices of conversion, redemption, tender, exchange, subscription, class action, claim in insolvency proceedings or other rights or powers relating to any investment in the Trust, which notices are received by the Trustee from its agents or custodian, from issuers of securities in question and from the party (or its agents) extending such rights. The Trustee shall have no obligation to determine the existence of any conversion, redemption, tender, exchange, subscription, class action, claim in insolvency proceedings or other right or power relating to any investments in the Trust.


                         ARTICLE VIII - MISCELLANEOUS

8.1 Purpose. This Trust has been established for the exclusive benefit of the Plan's Participants. Except as provided herein, it shall be impossible at any time prior to the satisfaction of all liabilities to the Participants for any part of the principal or income of the Trust, other than such part as is required to pay taxes, administrative expenses or refund contributions as provided herein, to be paid or diverted to the Employer or to be used for any purpose whatsoever other than for the exclusive benefit of the Participants.

8.2 Indemnification and Hold Harmless. The Employer shall indemnify and hold harmless the Trustee (including its affiliates, employees, representatives and agents) from and against any penalty, liability, cost or other expense, including, but not limited to, the payment of reasonable attorneys' fees which the Trustee may incur in connection with this Trust Agreement or the Plan, unless such liability, cost or expense arises out of the Trustee's own willful misconduct or negligence. The Trustee shall not be obligated or expected to commence or defend any legal action or proceeding in connection with this Trust Agreement unless agreed upon in writing by the Trustee and Employer and unless the Trustee is fully indemnified for doing so to its satisfaction.

      The Trustee shall indemnify and hold harmless the Employer (including its affiliates, employees, representatives and agents) and the Plan from and against any penalty, liability, cost or other expense, including, but not limited to, the payment of reasonable attorneys' fees which the Employer or the Plan may incur and which arise out of the Trustee's own willful misconduct or negligence in performing, or failing to perform, its duties under this Trust Agreement.

8.3 Trustee's Fees. The Trustee's fees for performing its duties hereunder shall be $2,000.00 annually. The Trustee shall give written notice to the Employer whenever its fees are changed or revised. Such fees, any taxes of any kind whatsoever which may be levied or assessed upon the Trust, and any expenses incurred by the Trustee in the performance of its duties, including fees for legal services rendered to the Trustee, shall, unless paid by the Employer, be paid from the Trust.

8.4 Conflict with the Plan Document. In the event of any conflict between the provisions of the Plan document and this Trust Agreement, the provisions of this Trust Agreement shall prevail.

8.5 Construction. Whenever used in this Trust Agreement, unless the context indicates otherwise, the singular shall include the plural, the plural shall include the singular, and the male gender shall include the female gender.

8.6 Headings. Headings in this Trust Agreement are inserted solely for convenience of reference and shall neither constitute a part of this Trust Agreement, nor affect its meaning, construction or intent.

8.7 Severability. If any provision of this Trust Agreement is held invalid or unenforceable, such invalidity or unenforceability shall not affect any other provision, and this Trust Agreement shall be construed and enforced as if such provision had not been included.

8.8 Return of Contributions. The Trustee shall return amounts to the Employer upon the Employer's written direction due to a "mistake of fact" as described in Section 403(c) of ERISA or upon the Employer's direction due to the nondeductibility of a contribution that is conditioned on its deductibility under Section 404(c) of the Code. Contributions returned to the Employer under this section shall be paid to the Employer within one year after the date of denial of initial qualification payment of such mistaken contributions, or date of disallowance of the deduction, if the Employer so directs the Trustee in writing. In making such a return of assets to the employer, the Trustee shall accept the Employer's written direction as its warranty that such return is provided for in the Plan and complies with the Plan document and ERISA Section 403(c), and the Trustee need make no further investigation.

8.9 Nonalienation of Benefits. No rights or claims to any of the monies or other assets of the Trust shall be assignable, nor shall such rights or claims be subject to garnishment, attachment, execution or levy of any kind; and any attempt to transfer, assign or pledge the same, except as specifically permitted by law, shall not be recognized by the Trustee.

8.10 Amendments. The Employer and the Trustee may amend this Trust Agreement at any time by a written agreement between them; provided, however, that no such amendment shall make it possible for any part of the corpus or income of the Fund to be used or diverted to purposes other than the exclusive benefit of Participants and defraying reasonable expenses of administering the Plan and Trust.

8.11 Surviving Sections. Notwithstanding any Sections of this Trust Agreement to the contrary, Sections 4.7, 6.1, 6.2 and 8.2 shall survive the termination of this Trust Agreement.

8.12 Inspection of Plan Records by Employer. The Trustee agrees to permit the Employer to inspect the records of the Trust maintained by the Trustee during regular business hours and to permit the Employer to audit the same upon the giving of reasonable notice to the Trustee. The Trustee further agrees that it will provide the Employer with information and records that the Employer may reasonably require in order to perform audits of said records.

8.13 Law Governing. This Trust Agreement shall be administered, construed and enforced according to the laws of the State of Maryland and applicable Federal law.

8.14 Merger, Consolidation or Transfer. In the event of the merger, consolidation or transfer of any portion of the Trust to a trust fund held under any other plan, the Trustee shall dispose of all or part, as the case may be, of the Trust, in accordance with the written directions of the Employer, subject to the right of the Trustee to reserve funds as provided in
Section 6.1 hereof.

8.15 Trustee as Successor Trustee. If the Trustee is acting as a successor trustee with respect to the Trust, the Employer shall indemnify and hold harmless the Trustee against all penalties, liabilities, taxes, claims, cost or expense with respect to the Trust arising prior to the appointment of the Trustee and its acceptance thereof.

8.16 Successors and Assigns. This Trust Agreement shall be binding upon the successor and assigns of the parties hereto.

8.17 Effective Date. This Trust Agreement shall be effective as of the date of May 1, 2000.

8.18 Signature Authority and Conformity with the Plan. The person executing this Trust Agreement on behalf of the Employer certifies that he or she is duly authorized by the Employer consistent with the terms of the Plan to do so. The Employer represents that copies of all Plan documents as in effect on the date of this Trust Agreement have been delivered to the Trustee.


      IN WITNESS WHEREOF, the Employer and the Trustee have caused their duly authorized officers to execute this Trust Agreement.


                                             SYNCOR INTERNATIONAL CORPORATION


ATTEST/WITNESS:/s/Tammi Litton               By:/s/Sheila Coop
                                                V.P. Human Resources

Date:4/28/00



                                               T. ROWE PRICE TRUST COMPANY


ATTEST/WITNESS:/s/Anne E. Carbaugh           By:/s/David M. Abbey
                                                Vice President


Date:5/2/00


                                 EXHIBIT A TO
                         THE TRUST AGREEMENT BETWEEN
                     THE T. ROWE PRICE TRUST COMPANY AND
                      SYNCOR INTERNATIONAL CORPORATION


                  Payment of Plan Expenses by the Plan Trust


      Excluding Plan recordkeeping and Trustee fees and expenses, the Employer shall submit to the Trustee all expenses to be charged to the Trust. Each submission also shall include the following certification executed by the appropriate Plan fiduciary:

           I hereby certify that these expenditures reflect administrative expenses solely for the SYNCOR INTERNATIONAL CORPORATION EMPLOYEES' SAVINGS AND STOCK OWNERSHIP PLAN ("Plan") for the time period of __________ and that such expenses are proper and reasonable.


      Each submission shall also include an explanation of the purpose of the expenditure (e.g. copying costs for the Summary Plan Description) and an invoice, if possible.


                                Exhibit 10.7

                         TERM LOAN CREDIT AGREEMENT

     This Term Loan Credit Agreement (as it may be amended or modified and in effect from time to time, the "Agreement"), dated as May 5, 2000, is between Syncor Management Corporation, a Delaware corporation (together with its successors and assigns, the "Borrower"), and Bank One, NA with its main office in Chicago, Illinois (together with its successors and assigns, the "Lender") The parties hereto agree as follows:


                          ARTICLE I -- DEFINITIONS

     As used in this Agreement:

     "Borrowing Date" means May 5, 2000, or such other Business day as shall be mutually agreed upon by the Borrower and the Lender on which the Term Loan is made hereunder.

     "Borrowing Notice" is defined in Section 2.4.

     "Business Day" means (i) with respect to any borrowing, payment or rate selection of Eurodollar Loans, a day (other than a Saturday or Sunday) on which banks generally are open in Chicago and New York for the conduct of substantially all of their commercial lending activities and on which dealings in United States dollars are carried on in the London interbank market and (ii) for all other purposes, a day (other than a Saturday or Sunday) on which banks generally are open in Chicago for the conduct of substantially all of their commercial lending activities.

     "Code" means the Internal Revenue Code of 1986, as amended, reformed or otherwise modified from time to time.

     "Commitment" means the obligation of the Lender to make the Term Loan on the Borrowing Date in an amount not to exceed $1,713,000.

     "Controlled Group" means all members of a controlled group of corporations or other business entities and all trades or businesses (whether or not incorporated) under common control which, together with the Borrower or any of its Subsidiaries, are treated as a single employer under Section 414 of the Code.

     "Conversion/Continuation Notice" is defined in Section 2.5.

     "Default" means an event described in Article VII.

     "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time, and any rule or regulation issued thereunder.

     "Eurodollar Base Rate" means, with respect to a Eurodollar Loan for the relevant Interest Period, the applicable British Bankers' Association Interest Settlement Rate for deposits in U.S. dollars appearing on Reuters Screen FRBD as of 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period, and having a maturity equal to such Interest Period, provided that, (i) if Reuters Screen FRBD is not available to the Lender for any reason, the applicable Eurodollar Base Rate for the relevant Interest Period shall instead be the applicable British Bankers' Association Interest Settlement Rate for deposits in U.S. dollars as reported by any other generally recognized financial information service as of 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period, and having a maturity equal to such Interest Period, and (ii) if no such British Bankers' Association Interest Settlement Rate is available to the Lender, the applicable Eurodollar Base Rate for the relevant Interest Period shall instead be the rate determined by the Lender to be the rate at which the Lender or one of its affiliate banks offers to place deposits in U.S. dollars with first-class banks in the London interbank market at approximately 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period, in the approximate amount of the Eurodollar Loan and having a Maturity equal to such Interest Period.

     "Eurodollar Loan" means a Loan that bears interest at a Eurodollar Rate.

     "Eurodollar Rate" means, with respect to a Eurodollar Loan for the relevant Interest Period, the sum of (i) the quotient of (a) the Eurodollar Base Rate applicable to such Interest Period, divided by (b) one minus the Reserve Requirement (expressed as a decimal) applicable to such Interest Period, plus (ii) 1.5% per annum.

     "Guarantor" Syncor International Corporation, a Delaware Corporation.

     "Guaranty" means the Guaranty from Guarantor of even date herewith.

     "Indebtedness" of a Person means such Person's (i) obligations for borrowed money, (ii) obligations representing the deferred purchase price of Property or services (other than accounts payable arising in the ordinary course of such Person's business payable on terms customary in the trade),
(iii) obligations, whether or not assumed, secured by Liens or payable out of the proceeds or production from Property now or hereafter owned or acquired by such Person, (iv)obligations that are evidenced by notes, acceptances, or other instruments, (v) obligations of such Person to purchase securities or other Property arising out of or in connection with the sale of the same or substantially similar securities or Property, (vi) capitalized lease obligations, (vii) net liabilities under interest rate swap, exchange or cap agreements, (viii) contingent obligations and (ix) any other obligation for borrowed money or other financial accommodation which in accordance with generally accepted accounting principles would be shown as a liability on the consolidated balance sheet of such Person.

     "Interest Period" means, with respect to a Eurodollar Loan, a period of three months commencing on a Business Day selected by the Borrower pursuant to this Agreement. Such Interest Period shall end on the day that corresponds numerically to such date three months thereafter, provided, however, that if there is no such numerically corresponding day in such third succeeding month, such Interest Period shall end on the last Business Day of such third succeeding month. If an Interest Period would otherwise end on a day which is not a Business Day, such Interest Period shall end on the next succeeding Business Day, provided, however, that if said next succeeding Business Day falls in a new calendar month, such Interest Period shall end on the immediately preceding Business Day.

     "Lending Installation" means any office, branch, subsidiary or affiliate of the Lender.

     "Lien" means any lien (statutory or other), mortgage, pledge, hypothecation, assignment, deposit arrangement, encumbrance or preference, priority or other security agreement or preferential arrangement of any kind or nature whatsoever (including, without limitation, the interest of a vendor or lessor under any conditional sale, capitalized lease or other title retention agreement).

     "Loan" means a conversion or continuation of the Term Loan.

     "Loan Documents" means this Agreement and the Note and the other documents and agreements contemplated hereby and executed by the Borrower in favor of the Lender.

     "Material Adverse Effect" means a material adverse effect on (i) the business, Property, condition (financial or otherwise), results of operations, or prospects of the Guarantor, the Borrower and their respective Subsidiaries taken as a whole, (ii) the ability of the Borrower to perform its obligations under the Loan Documents, or (iii) the validity or enforceability of any of the Loan Documents or the rights or remedies of the Lender thereunder.

     "Maturity Date" means May 4, 2005.

     "Note" is defined in Section 2.9.

     "Obligations" means all unpaid principal of and accrued and unpaid interest on the Term Loan, and all expenses, reimbursements, indemnities and other obligations of the Borrower to the Lender or any indemnified party arising under the Loan Documents.

     "Person" means any natural person, corporation, firm, joint venture, partnership, association, limited liability company, enterprise, trust or other entity or organization, or any government or political subdivision or any agency, department or instrumentality thereof.

     "Plan" means an employee pension benefit plan which is covered by Title IV of ERISA or subject to the minimum funding standards under Section 412 of the Code as to which the Borrower or any member of the Controlled Group may have any liability.

     "Prime Rate" means the prime rate of interest announced by the Lender or its parent (which is not necessarily the lowest rate charged to any customer), changing when and as said prime rate charges.

     "Prime Rate Loan" means a Loan that bears interest at the Prime Rate.

     "Property" of a Person means any and all property, whether real, personal, tangible, intangible, or mixed, of such Person, or other assets owned, leased or operated by such Person.

     "Reserve Requirement" means, with respect to an Interest Period, the maximum aggregate reserve requirement (including all basic, supplemental, marginal and other reserves) which is imposed under Regulation D of the Board of Governors of the Federal Reserve System on Eurocurrency liabilities.

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

     "Term Loan" means the initial borrowing hereunder on the Borrowing Date up to the amount of the Commitment.

     "Type" means, with respect to a Loan, its nature as an Prime Rate Loan or a Eurodollar Loan.

     "Unmatured Default" means an event which but for the lapse of time or the giving of notice, or both, would constitute a Default.

     The foregoing definitions shall be equally applicable to both the Singular and plural forms of the defined terms.


                        ARTICLE II -- THE CREDITS

     2.1 Making of the Term Loan; Final Maturity. The Lender agrees, on the terms and conditions set forth in this Agreement, to make a Term Loan to the Borrower in an amount up to but not exceeding the amount of its Commitment on the Borrowing Date. The principal amount of the Term Loan, to the extent not prepaid in accordance with Section 2.3 hereof, shall be paid in full by the Borrower on the Maturity Date.

     2.2 Type of Loan; Lending Installations. The Term Loan may be Prime Rate Loan or a Eurodollar Loan, or a combination thereof, selected by the Borrower in accordance with Sections 2.4 and 2.5. No more than two Types of Loans may be outstanding at any one time. The Lender may book each Type of Loan at any Lending Installation, as selected by the Lender. All terms of the Loan Documents shall apply to and may be enforced by or on behalf of any such Lending Installation.

     2.3 Prepayments. (a) The Borrower may from time to time pay, without penalty or premium, in a minimum aggregate amount of $100,000, any portion of the outstanding Prime Rate Loans upon two Business Days' prior notice to the Lender. The Borrower may from time to time pay, without penalty or premium, all outstanding Eurodollar Loans, or, in a minimum aggregate amount of $100,000 or any integral multiple of $100,000 in excess thereof, any portion of the outstanding Eurodollar Loans upon three Business Days' prior notice to the Lender; provided, however, that if any such payment occurs other than at the end of an Interest Period, whether because of acceleration, prepayment or otherwise, or a Eurodollar Loan is not made on the date specified by the Borrower for any reason other than default by the Lender, the Borrower will indemnify the Lender for any loss or cost incurred by it resulting therefrom, including, without limitation, any loss or cost in liquidating or employing deposits acquired to fund or maintain the Eurodollar Loan.

           (b) At the end of each Interest Period, the Borrower pay all interest due on the Term Loan for such Interest Period in accordance with
Section 2.11 hereof. To the extent that interest due is less than $62,350, the Borrower will make a mandatory prepayment of principal equal to the difference between the interest payment and $62,350.

     2.4 Method of Selecting Types and Interest Periods for The Term Loan. The Borrower shall select the Type of Loan by giving the Lender irrevocable notice (the "Borrowing Notice") not later than 10:00 a.m. (Chicago time) at least one Business Day before the Borrowing Date if the Term Loan will be a Prime Rate Loan and three Business Days before the Borrowing Date if the Term Loan will be a Eurodollar Loan. The Lender will make the funds available to the Borrower at the Lender's address specified pursuant to Article XII.

     2.5 Conversion and Continuation of Outstanding Loans. Prime Rate Loans shall continue as such unless and until converted into Eurodollar Loans or are repaid. No Eurodollar Loan may be converted prior to the end of the Interest Period therefor, at which time such Eurodollar Loan shall be Automatically converted into a Prime Rate Loan unless such Eurodollar Loan was repaid or the Borrower shall have given the Lender irrevocable notice (a "Conversion/Continuation Notice") requesting that, at the end of such Interest Period, such Eurodollar Loan continue as such for the same Interest Period. The Borrower shall give the Lender a Conversion/Continuation Notice prior to the date of the requested conversion or continuation, but not later than the times identified in Section 2.4 for Borrowing Notices, specifying:
(i) the requested date which shall be a Business Day; (ii) the Type; and
(iii) the Type into which such Loan is to be converted or continued.

     2.6 Changes in Interest Rate. Each Prime Rate Loan shall bear interest at the Prime Rate on the outstanding principal amount thereof, for each day from and including the date such Loan is made or is automatically converted from a Eurodollar Loan pursuant to Section 2.5 to but excluding the date it is paid or is converted into a Eurodollar Loan pursuant to Section
2.5. Changes in the Prime Rate will take effect simultaneously with each change in the Prime Rate. Each Eurodollar Loan shall bear interest on the outstanding principal amount thereof for each day during the Interest Period applicable thereto from and including the first day of such Interest Period to (but not including) the last day of such Interest Period at the Eurodollar Rate applicable thereto. No Interest Period may end after the Maturity Date.

     2.7 Rates Applicable After Default. Notwithstanding anything to the contrary contained in Section 2.4 or 2.5, during the continuance of a Default or Unmatured Default the Lender may, at its option, by notice to the Borrower, declare that no Loan may be made as, converted into or continued as a Eurodollar Loan. During the continuance of a Default, the Lender may, at its option, by notice to the Borrower, declare that (i) a Eurodollar Loan shall bear interest for the remainder of the applicable Interest Period at the rate otherwise applicable to such Interest Period plus 2% per annum, and
(ii) Prime Rate Loans shall bear interest at a rate per annum equal to the Prime Rate in effect from time to time plus 2% per annum, provided that, during the continuance of a Default under Section 7.2, 7.6 or 7.7, the interest rates set forth in clauses (i) and (ii) above shall be applicable to all Types of Loans without any election or action on the part of the Lender.

     2.8 Method of Payment. All payments of the Obligations hereunder shall be made, without setoff, deduction, or counterclaim, in immediately available funds to the Lender at the Lender's address, by noon (local time) on the date when due. The Lender is hereby authorized to charge the account of the Borrower maintained with the Lender for each payment of principal, interest and fees as it becomes due hereunder.

     2.9 Noteless Agreement; Evidence of Indebtedness. The Lender shall maintain in accordance with its usual practice an account or accounts in which it will record (a) the amount of each Loan made hereunder, the Type thereof, and the Interest Period with respect thereto, (b) the amount of any principal or interest due and payable or to become due and payable from the Borrower to the Lender hereunder, and (c) the amount of any sum received by the Lender hereunder from the Borrower. The entries maintained in such accounts shall be prima facie evidence of the existence and amounts of the Obligations therein recorded; provided, however, that the failure of the Lender to maintain such accounts or any error therein shall not in any manner affect the obligation of the Borrower to repay the Obligations in accordance with their terms. The Lender may request that the Term Loan be evidenced by a promissory note (a "Note"). In such event, the Borrower shall prepare, execute and deliver to the Lender a Note payable to the order of the Lender in a form supplied by the Lender. Thereafter, the Term Loan, or any portion thereof, and interest thereon shall at all times (including after any assignment pursuant to Section 11.3) be represented by one or more Notes payable to the order of the payee named therein or any assignee pursuant to
Section 11.3, except to the extent that the Lender or any such assignee subsequently returns any such Note for cancellation and requests that the Term Loan once again be evidenced as described above.

     2.10 Telephonic Notices. The Borrower hereby authorizes the Lender to extend, convert or continue the Loans, effect selections of Types of Loans, and to transfer funds based on telephonic notices made by any person or persons the Lender in good faith believes to be acting on behalf of the Borrower. If the Borrower's records differ in any material respect from the action taken by the Lender, the records of the Lender shall govern absent manifest error.

     2.11 Interest Payment Dates; Interest and Fee Basis. Interest accrued on each Prime Rate Loan shall be payable on the last day of each Interest Period (determined as if such Loan were a Eurodollar Loan), commencing with the first such date to occur after the date hereof, on any date on which the Prime Rate Loan is prepaid due to acceleration or otherwise, and at maturity. Interest accrued on each Eurodollar Loan shall be payable on the last day of its Interest Period, on any date on which the Eurodollar Loan is prepaid, whether by acceleration or otherwise, and at maturity. Interest shall be calculated for actual days elapsed on the basis of a 360-day year. Interest shall be payable for the day a Type of Loan is made but not for the day of any payment if payment is received prior to noon (local time) at the place of payment. If any payment of principal of or interest on a Loan shall become due on a day which is not a Business Day, such payment shall be made on the next succeeding Business Day and, in the case of a principal payment, such extension of time shall be included in computing interest in connection with such payment.


                    ARTICLE III -- CHANGE IN CIRCUMSTANCES

     The Borrower agrees to pay to the Lender such amounts as will compensate the Lender for any increase in the cost to the Lender of making or maintaining the Term Loan hereunder, by reason of a change in any reserve (except Reserve Requirements), tax, capital guidelines, special deposit, or similar requirement with respect to assets of, deposits with or for the account of, or credit extended by, or commitments extended by, the Lender which are imposed on, or deemed applicable by, the Lender, under any law, treaty, rule, regulation (including, without limitation, Regulation D of the Board of Governors of the Federal Reserve System), any interpretation thereof by any governmental, fiscal, monetary or other authority charged with the administration thereof or having jurisdiction over the Term Loan or the Lender, or any requirement imposed by any such authority, whether or not having the force of law. Such additional amounts shall be payable on demand. The Lender may suspend the availability of any Eurodollar Loan if maintenance of such Loan at a suitable Lending Installation becomes illegal or if deposits matching such Loan are unavailable to the Lender or if the Eurodollar Rate fails to reflect the cost to the Lender of making or maintaining such Loan.


                     ARTICLE IV -- CONDITIONS PRECEDENT

     The Lender shall not be required to make the Term Loan hereunder on the Borrowing Date unless the Borrower has furnished to the Lender (i) the Guaranty, (ii) an opinion of counsel to the Borrower and the Guarantor, (iii) certificates of incumbency for the Borrower and Guarantor, (iv) certified resolutions of the Borrower and the Guarantor and (v) Borrower's by-laws and articles of incorporation and such other closing documents as the Lender has requested. In addition, the Lender shall not be required to make the Term Loan, unless on the Borrowing Date: (i) there exists no Default or Unmatured Default; (ii) the representations and warranties contained in
Article V are true and correct as of the Borrowing Date; and (iii) all legal matters incident to the making of the Term Loan shall be satisfactory to the Lender and its counsel. The Borrowing Notice shall constitute a representation and warranty by the Borrower that the conditions contained herein have been satisfied. The Lender may require a duly completed compliance certificate as a condition to making the Term Loan.


                ARTICLE V -- REPRESENTATIONS AND WARRANTIES

     The Borrower represents and warrants to the Lender that:

     5.1 Corporate Existence and Standing. The Borrower is a corporation duly and properly incorporated, validly existing and in good standing under the laws of its jurisdiction of incorporation and has all requisite authority to conduct its business in each jurisdiction in which its business is conducted.

     5.2 Authorization and Validity. The Borrower has the power and authority and legal right to execute and deliver the Loan Documents and to perform its obligations thereunder. The execution and delivery by the Borrower of the Loan Documents and the performance of its obligations thereunder have been duly authorized by proper corporate proceedings, and the Loan Documents constitute legal, valid and binding obligations of the Borrower enforceable against the Borrower in accordance with their terms, except as enforceability may be limited by bankruptcy, insolvency or similar laws affecting the enforcement of creditors' rights generally.

     5.3 No Conflict; Government Consent. Neither the execution and delivery by the Borrower of the Loan Documents, nor the consummation of the transactions therein contemplated, nor compliance with the provisions thereof will violate any law, rule, regulation, order, writ, judgment, injunction, decree or award binding on the Borrower or (ii) the Borrower's articles of incorporation, or by-laws, or (iii) the provisions of any indenture, instrument or agreement to which the Borrower is a party or is subject, or by which it, or its Property, is bound, or conflict with or constitute a default thereunder, or result in, or require, the creation or imposition of any Lien in, of or on the Property of the Borrower pursuant to the terms of any such indenture, instrument or agreement. No order, consent, adjudication, approval, license, authorization, or validation of, or filing, recording or registration with, or exemption by, or other action in respect of any governmental or public body or authority, or any subdivision thereof, which has not been obtained by the Borrower, is required to be obtained in connection with the execution and delivery of the Loan Documents, the borrowings under this Agreement, the payment and performance by the Borrower of the Obligations or the legality, validity, binding effect or enforceability of any of the Loan Documents.

     5.4 Financial Statements. The December 31, 1999 consolidated financial statements of the Guarantor and its Subsidiaries heretofore delivered to the Lender were prepared in accordance with generally accepted accounting principles in effect on the date such statements were prepared and fairly present the consolidated financial condition and operations of the Guarantor and its Subsidiaries at such date and the consolidated results of Their operations for the period then ended.

     5.5 Material Adverse Change. Since December 31, 1999, there has been no change in the business, Property, prospects, condition (financial or otherwise) or results of operations of the Guarantor or the Borrower which could reasonably be expected to have a Material Adverse Effect.

     5.6 Litigation and Contingent Obligations. There is no litigation, arbitration, governmental investigation, proceeding or inquiry pending or, to the knowledge of any of its officers, threatened against or affecting the Borrower which could reasonably be expected to have a Material Adverse Effect. The Borrower has no material contingent obligations not provided for or disclosed in the financial statements referred to in Section 5.4.

     5.7 Compliance With Laws. The Borrower has complied with all applicable statutes, rules, regulations, orders and restrictions of any domestic or foreign government or any instrumentality or agency thereof, having jurisdiction over the conduct of its business or the ownership of its Property. Neither the Borrower nor any Subsidiary has received any notice to the effect that its operations are not in material compliance with any of the requirements of applicable federal, state and local environmental, health and safety statutes and regulations or the subject of any federal or state investigation evaluating whether any remedial action is needed to respond to a release of any toxic or hazardous waste or substance into the environment, which non-compliance or remedial action could reasonably be expected to have a Material Adverse Effect.

     5.8 Regulations. Margin stock (as defined in Regulation U of the Board of Governors of the Federal Reserve System) constitutes less than 25% of the value of those assets of the Borrower and its Subsidiaries that are subject to any limitation on sale, pledge, or other restriction hereunder. Neither the Borrower nor any Subsidiary is (i) an "investment company" or a company "controlled" by an investment company", within the meaning of the Investment Company Act of 1940, as amended or (ii) a "holding company" or a "subsidiary Company" of a "holding company", or an "affiliate" of a "holding company" or of a "subsidiary company" of a "holding company", within the meaning of the Public Utility Holding Company Act of 1935, as amended.


                         ARTICLE VI -- COVENANTS

     During the term of this Agreement, unless the Lender shall otherwise consent in writing, the Borrower will, and will cause each Subsidiary to:

     (a) use the proceeds of the Term Loan to make investments in low income housing partnerships. The Borrower will not, nor will it permit any Subsidiary to, use any of the proceeds of the Term Loan to purchase or carry any "margin stock" (as defined in Regulation U of the Board of Governors of the Federal Reserve System) or to make any other acquisition.

     (b) give prompt notice in writing to the Lender of the occurrence of any Default or Unmatured Default and of any other development, financial or otherwise, which could reasonably be expected to have a Material Adverse Effect.

     (c) carry on and conduct its business in substantially the same manner and in substantially the same fields of enterprise as it is presently conducted and do all things necessary to remain duly incorporated, validly existing and in good standing as a domestic corporation, in its jurisdiction of incorporation, and maintain all requisite authority to conduct its business in each jurisdiction in which its business is conducted.

     (d) timely file complete and correct United States federal and applicable foreign, state and local tax returns required by law and pay when due all taxes, assessments and governmental charges and levies upon it or its income, profits or Property, except those which are being contested in good faith by appropriate proceedings and with respect to which adequate reserves have been set aside.

     (e) comply with all laws, rules, regulations, orders, writs, judgments, injunctions, decrees or awards to which it may be subject.

     (f) permit the Lender, by its respective representatives and agents, to inspect any of the Property, books and financial records of the Borrower and each Subsidiary, to examine and make copies of the books of accounts and other financial records of the Borrower and each Subsidiary, and to discuss the affairs, finances and accounts of the Borrower and each Subsidiary with, and to be advised as to the same by, their respective officers at such reasonable times and intervals as the Lender may designate.


                          ARTICLE VII -- DEFAULTS

     The occurrence of any one or more of the following events shall constitute a Default:

      7.1. Any representation or warranty made or deemed made by or on behalf of the Borrower or any of its Subsidiaries to the Lender under or in connection with this Agreement, the Term Loan, or any certificate or information delivered in connection with this Agreement or any other Loan Document shall be materially false on the date as of which made.

     7.2 Nonpayment of principal of the Term Loan when due, or nonpayment of interest upon the Term Loan or of any fee or other obligations under any of the Loan Documents within five days after the same becomes due.

     7.3   The breach by the Borrower of any of the terms or provisions of
Section 6.

     7.4 The breach by the Borrower (other than a breach which constitutes a Default under another Section of this Article VII) of any of the terms or provisions of this Agreement which is not remedied within fifteen days after written notice from the Lender.

     7.5 Failure of the Borrower, the Guarantor or any of their respective Subsidiaries to pay any Indebtedness when due; or a default shall occur under any agreement governing any Indebtedness of the Borrower, the Guarantor or any such Subsidiary or any other event shall occur or condition shall exist, the effect of which default, event or condition is to cause, or to permit the holder or holders of such Indebtedness to cause, such Indebtedness to become due prior to its stated maturity; or any Indebtedness of the Borrower, the Guarantor or any of their respective Subsidiaries shall be declared to be due and payable or required to be prepaid or repurchased (other than by a regularly scheduled payment) prior to the stated maturity thereof; or the Borrower, the Guarantor, or any such Subsidiary or shall not pay, or admit in writing its inability to pay, its debts generally as they become due.

     7.6 The Borrower, the Guarantor or any of their respective Subsidiaries or shall (i) have an order for relief entered with respect to it under the Federal bankruptcy laws as now or hereafter in effect, (ii) make an assignment for the benefit of creditors, (iii) apply for, seek, consent to, or acquiesce in, the appointment of a receiver, custodian, trustee, examiner, liquidator or similar official for it or any substantial portion of its Property, (iv) institute any proceeding seeking an order for relief under the Federal bankruptcy laws as now or hereafter in effect or seeking to adjudicate it a bankrupt or insolvent, or seeking dissolution, winding up, liquidation, reorganization, arrangement, adjustment or composition of it or its debts under any law relating to bankruptcy, insolvency or reorganization or relief of debtors or fail to file an answer or other pleading denying the material allegations of any such proceeding filed against it, (v) take any corporate or partnership action to authorize or effect any of the foregoing actions set forth in this Section 7.6 or (vi) fail to contest in good faith any appointment or proceeding described in Section 7.7.

     7.7 Without the application, approval or consent of the Borrower, Guarantor or any of their respective Subsidiaries, a receiver, trustee, examiner, liquidator or similar official shall be appointed for the Borrower, Guarantor or any such Subsidiary or any substantial portion of their respective Property, or a proceeding described in Section 7.6(iv) shall be instituted against the Borrower, Guarantor or any of their respective Subsidiaries and such appointment continues undischarged or such proceeding Continues undismissed or unstayed for a period of 30 consecutive days.

     7.8 Any reportable event (as defined in Section 4043 of ERISA) shall occur in connection with any Plan.

     7.9   The Borrower, the Guarantor or any of their respective
Subsidiaries shall fail within 30 days to pay, bond or otherwise discharge one or more (i) judgments or orders for the payment of money, or (ii) nonmonetary judgments or orders which, individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect, which judgment(s), in any such case, is/are not stayed on appeal or otherwise being appropriately contested in good faith.

     7.10 The Guaranty shall fail to remain in full force or effect or any action shall be taken to discontinue or to assert the invalidity or unenforceability of the Guaranty, the Guarantor shall fail to comply with any of the terms or provisions of the Guaranty, or the Guarantor denies that it has any further liability under the Guaranty, or gives notice to such effect.

       ARTICLE VIII -- ACCELERATION, WAIVERS, AMENDMENTS AND REMEDIES

     8.1 Acceleration. If any Default described in Section 7.6 or 7.7 occurs with respect to the Borrower, the obligation of the Lender to make the Term Loan hereunder shall automatically terminate and the Obligations shall immediately become due and payable without any election or action on the part of the Lender. If any other Default occurs, the Lender may terminate or suspend the obligation to make the Term Loan hereunder, or declare the Obligations to be due and payable, or both, whereupon the Obligations shall become immediately due and payable, without presentment, demand, protest or notice of any kind, all of which the Borrower hereby expressly waives.

     8.2 Amendments. Subject to the provisions of this Article VIII, the Lender and the Borrower may enter into agreements supplemental hereto for the purpose of amending the Loan Documents in any manner or waiving any Default hereunder.

     8.3 Preservation of Rights. No delay or omission of the Lender to exercise any right under the Loan Documents shall impair such right or be construed to be a waiver of any Default or an acquiescence therein, and the making of the Term Loan notwithstanding the existence of a Default or the inability of the Borrower to satisfy the conditions precedent to the Term Loan shall not constitute any waiver or acquiescence. Any single or partial exercise of any such right shall not preclude other or further exercise thereof or the exercise of any other right, and no waiver, amendment or other variation of the terms, conditions or provisions of the Loan Documents whatsoever shall be valid unless in writing signed by the Lender, and then only to the extent in such writing specifically set forth. All remedies contained in the Loan documents or by law afforded shall be cumulative and all shall be available to the Lender until the Obligations have been paid in full.


                   ARTICLE IX -- GENERAL PROVISIONS

     9.1 Entire Agreement; Severability of Provisions. The Loan Documents embody the entire agreement and understanding between the Borrower and the Lender and supersede all prior agreements and understandings between the Borrower and the Lender relating to the subject matter thereof. Any provision in any Loan Document that is held to be inoperative, unenforceable, or invalid in any jurisdiction shall, as to that jurisdiction, be inoperative, unenforceable, or invalid without affecting the remaining provisions in that jurisdiction or the operation, enforceability, or validity of that provision in any other jurisdiction, and to this end the provisions of all Loan Documents are declared to be severable.

     9.2 Benefits of this Agreement. This Agreement shall not be construed so as to confer any right or benefit upon any Person other than the parties to this Agreement and their respective successors and assigns.

     9.3 Expenses; Indemnification. The Borrower shall reimburse the Lender for any costs, internal charges and out-of-pocket expenses (including attorneys' fees and time charges of attorneys for the Lender, which attorneys may be employees of the Lender) paid or incurred by the Lender in connection with the preparation, negotiation, execution, delivery, syndication, review, amendment, modification, and administration of the Loan Documents. The Borrower also agrees to reimburse the Lender for any costs, internal charges and out-of-pocket expenses (including attorneys' fees and time charges of attorneys for the Lender, which attorneys may be employees of the Lender) paid or incurred by the Arranger or the Lender in connection with the collection and enforcement of the Loan Documents. The Borrower further agrees to indemnify the Lender, its directors, officers and employees against all losses, claims, damages, penalties, judgments, liabilities and expenses (including, without limitation, all expenses of litigation or preparation therefor whether or not the Lender is a party thereto) which any of them may pay or incur arising out of or relating to this Agreement, the other Loan Documents, the transactions contemplated hereby or the direct or indirect application or proposed application of the proceeds of the Term Loan hereunder except to the extent that they are determined in a final non-appealable judgment by a court of competent jurisdiction to have resulted from the gross negligence or willful misconduct of the party seeking indemnification. The obligations of the Borrower under this Section shall survive the termination of this Agreement.

     9.4 Survival of Representations; Taxes. All representations and warranties of the Borrower contained in this Agreement shall survive delivery of the Note and the making of the Term Loan herein contemplated. Any taxes (excluding federal income taxes on the overall net income of the Lender) or other similar assessments or charges made by any governmental or revenue authority in respect of the Loan Documents shall be paid by the Borrower, together with interest and penalties, if any.

     9.5 Confidentiality. The Lender agrees to hold any confidential information which it may receive from the Borrower pursuant to this Agreement in confidence, except for disclosure (i) to its affiliates, (ii) to legal counsel, accountants, and other professional advisors to the Lender or to a Transferee, (iii) to regulatory officials, (iv) to any Person as requested pursuant to or as required by law, regulation, or legal process, (v) to any person in connection with any legal proceeding to which the Lender is a party, (vi) to the Lender's direct or indirect contractual counterparties in swap agreements or to legal counsel, accountants and other professional advisors to such counterparties, and (vii) as permitted by Section 11.4.


                           ARTICLE X -- SETOFF

     In addition to, and without limitation of, any rights of the Lender under applicable law, if the Borrower becomes insolvent, however evidenced, or any Default occurs, any and all deposits (including all account balances, whether provisional or final and whether or not collected or available) and any other Indebtedness at any time held or owing by the Lender or any affiliate of the Lender to or for the credit or account of the Borrower may be offset and applied toward the payment of the Obligations owing to the Lender, whether or not the Obligations, or any part hereof, shall then be due.


                   ARTICLE XI -- ASSIGNMENTS; PARTICIPATIONS

     11.1 Successors and Assigns. The terms and provisions of the Loan Documents shall be binding upon and inure to the benefit of the Borrower and the Lender and their respective successors and assigns, except that (i) the Borrower shall not have the right to assign its rights or obligations under the Loan Documents and (ii) any assignment by the Lender must be made in compliance with Section 11.3. Notwithstanding clause (ii) of this Section, the Lender may at any time, without the consent of the Borrower, assign all or any portion of its rights under this Agreement and the Note to a Federal Reserve Bank; provided, however, that no such assignment to a Federal Reserve Bank shall release the transferor Lender from its obligations hereunder. Any assignee or transferee of the rights to the Term Loan or the Note agrees by acceptance thereof to be bound by all the terms and provisions of the Loan Documents. Any request, authority or consent of any Person, who at the time of making such request or giving such authority or consent is the owner of the rights to the Term Loan (whether or not a Note has been issued in evidence thereof), shall be conclusive and binding on any subsequent holder, transferee or assignee of the rights to the Term Loan.

     11.2 Participations. The Lender may, in the ordinary course of its business and in accordance with applicable law, at any time sell to one or more banks or other entities ("Participants") participating interests in the Term Loan owing to it, the Note held by it, the Commitment or any other interest of the Lender under the Term Loan Documents. In the event of any such sale by the Lender of participating interests to a Participant, the Lender's obligations under the Loan Documents shall remain unchanged, the Lender shall remain solely responsible to the other parties hereto for the performance of such obligations, the Lender shall remain the owner of the Term Loan and the holder of the Note issued to it in evidence thereof for all purposes under the Loan Documents, all amounts payable by the Borrower under this Agreement shall be determined as if the Lender had not sold such participating interests, and the Borrower and the Lender shall continue to deal solely and directly with each other in connection with the Lender's rights and obligations under the Loan Documents. The Borrower agrees that each Participant shall be deemed to have the right of setoff provided in
Article X in respect of its participating interest in amounts owing under the Loan Documents to the same extent as if the amount of its participating interest were owing directly to it as a Lender under the Loan Documents, provided that the Lender shall retain the right of setoff provided in Article X with respect to the amount of participating interests sold to each Participant. The Lender agrees to share with each Participant, and each Participant, by exercising the right of setoff provided in Article X, agrees to share with the Lender, any amount received pursuant to the exercise of its right of setoff, such amounts to be shared in accordance with Article X as if each Participant were a Lender.

     11.3. Assignments. The Lender may, in the ordinary course of its business and in accordance with applicable law, at any time assign to one or more banks or other entities ("Purchasers") all or any part of its rights and obligations under the Loan Documents. The Borrower hereby agrees to execute any amendment and/or any other document that may be necessary to effectuate such an assignment. Such assignment shall be evidenced by the Lender's standard form (to be supplied upon request). The consent of the Borrower shall be required prior to an assignment becoming effective with respect to a Purchaser that is not a Lender or an affiliate thereof; provided, however, that if a Default has occurred and is continuing, the consent of the Borrower shall not be required. Such consent shall not be unreasonably withheld.
Upon delivering to the Borrower a notice of assignment, together with any required consent, such assignment shall become effective on the effective date specified in such notice of assignment. On and after the effective date of such assignment, such Purchaser shall for all purposes be a Lender party to the other Loan Documents and shall have all the rights and obligations of a Lender under the Loan Documents, to the same extent as if it were an original party hereto, and no further consent or action by the Borrower shall be required to release the Lender with respect to the percentage of the Commitment and the Term Loan assigned to such Purchaser. Upon the consummation of any such assignment to a Purchaser, the transferor Lender, the Lender and the Borrower shall, if the Lender or the Purchaser desires, make appropriate arrangements so that new Notes or, as appropriate, replacement Notes, are issued to the Lender and Purchaser, in each case in principal amounts reflecting their respective Commitments and Loans, as adjusted pursuant to such assignment.

     11.4. Dissemination of Information; Tax Treatment. The Borrower authorizes the Lender to disclose to any Participant or Purchaser or any other Person acquiring an interest in the Loan Documents by operation of law (each a "Transferee") and any prospective Transferee any and all information in the Lender's possession concerning the creditworthiness of the Borrower and its Subsidiaries. If any interest in any Loan Document is transferred to any Transferee which is organized under the laws of any jurisdiction other than the United States or any State thereof, the transferor Lender shall cause such Transferee, concurrently with the effectiveness of such transfer, to deliver to the Lender such completed forms with respect to withholding taxes as the Borrower may reasonably require.


                          ARTICLE XII -- NOTICES

        All notices, requests and other communications to any party hereunder shall be in writing (including bank wire, telex, facsimile transmission or similar writing) and shall be given to such party: (x) in the case of the Borrower or the Lender, at its address, facsimile number or telex number set forth on the signature pages hereof, or (y) in the case of any party, such other address, facsimile number or telex number as such party may hereafter specify for the purpose by notice to the other. Each such notice, request or other communication shall be effective (i) if given by telex, when such telex is transmitted to the telex number specified in this Section and the appropriate answerback is received, (ii) if given by facsimile transmission, when transmitted to the facsimile number specified in this Section and confirmation of receipt is received, (iii) if given by mail, 72 hours after such communication is deposited in the mails with first class postage prepaid, addressed as aforesaid or (iv) if given by any other means, when delivered at the address specified in this Section; provided that notices to the Lender under Article II shall not be effective until received.


                        ARTICLE XIII -- COUNTERPARTS

     This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one agreement, and any of the parties hereto may execute this Agreement by signing any such counterpart. This Agreement shall be effective when it has been executed by the Borrower and the Lender.


         ARTICLE XIV -- GOVERNING LAW; JURISDICTION; JURY TRIAL WAIVER

     14.1. CHOICE OF LAW; CONSENT TO JURISDICTION. THE LOAN DOCUMENTS (OTHER THAN THOSE CONTAINING A CONTRARY EXPRESS CHOICE OF LAW PROVISION) SHALL BE CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS (AND NOT THE LAW OF CONFLICTS) OF THE STATE OF ILLINOIS, BUT GIVING EFFECT TO FEDERAL LAWS APPLICABLE TO NATIONAL BANKS. THE BORROWER HEREBY IRREVOCABLY SUBMITS TO THE NON-EXCLUSIVE JURISDICTION OF ANY UNITED STATES FEDERAL OR ILLINOIS STATE COURT SITTING IN CHICAGO IN ANY ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO ANY LOAN DOCUMENTS AND THE BORROWER HEREBY IRREVOCABLY AGREES THAT ALL CLAIMS IN RESPECT OF SUCH ACTION OR PROCEEDING MAY BE HEARD AND DETERMINED IN ANY SUCH COURT AND IRREVOCABLY WAIVES ANY OBJECTION IT MAY NOW OR HEREAFTER HAVE AS TO THE VENUE OF ANY SUCH SUIT, ACTION OR PROCEEDING BROUGHT IN SUCH A COURT OR THAT SUCH COURT IS AN INCONVENIENT FORUM. NOTHING HEREIN SHALL LIMIT THE RIGHT OF THE LENDER TO BRING PROCEEDINGS AGAINST THE BORROWER IN THE COURTS OF ANY OTHER JURISDICTION. ANY JUDICIAL PROCEEDING BY THE BORROWER AGAINST THE LENDER OR ANY AFFILIATE THEREOF INVOLVING, DIRECTLY OR INDIRECTLY, ANY MATTER IN ANY WAY ARISING OUT OF, RELATED TO, OR CONNECTED WITH ANY LOAN DOCUMENT SHALL BE BROUGHT ONLY IN A COURT IN CHICAGO, ILLINOIS.

     14.2. WAIVER OF JURY TRIAL. THE BORROWER AND THE LENDER HEREBY WAIVE TRIAL BY JURY IN ANY JUDICIAL PROCEEDING INVOLVING, DIRECTLY OR INDIRECTLY, ANY MATTER (WHETHER SOUNDING IN TORT, CONTRACT OR OTHERWISE) IN ANY WAY ARISING OUT OF, RELATED TO, OR CONNECTED WITH ANY LOAN DOCUMENT OR THE RELATIONSHIP ESTABLISHED THEREUNDER.

     IN WITNESS WHEREOF, the Borrower and the Lender have executed this Agreement as of the date first above written.

                                      SYNCOR MANAGEMENT CORPORATION

                                      By:/s/      Michael E. Mikity
                                      Print Name: Michael E. Mikity
                                      Title:      V.P.
                                      (address)
                                      6464 Canoga Avenue
                                      Woodland Hills, CA 91367
                                      Phone:  (818)737-4000
                                      Fax:    (818)737-4604
                                      Attention: General Counsel


                                      BANK ONE, NA

                                      By:         /s/Joseph Perdenza
                                      Print Name: Joseph Perdenza
                                      Title:      Assistant Vice President
                                      777 So. Figueroa Street,4th Floor
                                      Los Angeles, California 90017
                                      Phone:  (213)683-3934
                                      Fax:    (213)683-4949



                                 EXHIBIT 27

                          Financial Data Schedule

[PERIOD-TYPE]                     6-MOS
[FISCAL-YEAR-END]                 DEC-31-2000
[PERIOD-END]                      JUN-30-2000
[CASH]                                 15,380
[SECURITIES]                           10,608
[RECEIVABLES]                         117,293
[ALLOWANCES]                          (6,326)
[INVENTORY]                            17,065
[CURRENT-ASSETS]                      172,434
[PP&E]                                150,000
[DEPRECIATION]                       (68,895)
[TOTAL-ASSETS]                        353,545
[CURRENT-LIABILITIES]                  92,634
[BONDS]                                     0
[PREFERRED-MANDATORY]                       0
[PREFERRED]                                 0
[COMMON]                                  677
[OTHER-SE]                            162,283
[TOTAL-LIABILITY-AND-EQUITY]          353,545
[SALES]                               303,324
[TOTAL-REVENUES]                      303,324
[CGS]                                 196,887
[TOTAL-COSTS]                         196,887
[OTHER-EXPENSES]                       76,723
[LOSS-PROVISION]                        2,983
[INTEREST-EXPENSE]                      4,325
[INCOME-PRETAX]                        27,606
[INCOME-TAX]                           11,048
[INCOME-CONTINUING]                    16,558
[DISCONTINUED]                              0
[EXTRAORDINARY]                             0
[CHANGES]                                   0
[NET-INCOME]                           16,558
[EPS-BASIC]                              1.39
[EPS-DILUTED]                            1.28