Form 10-Q
period 2000-09-30
SYNCOR INTERNATIONAL CORP /DE/
filed 2000-11-13
CIK 202763

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






For Quarter Ended September 30, 2000           Commission File Number 0-8640


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

                              Yes  X   No
                                  ___     ___


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 30, 2000, 27,233,286 shares of $.05 par value common stock were outstanding.



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

     Balance Sheets as of
       September 30, 2000 and December 31, 1999...........................3

     Statements of Income for Three Months
       Ended September 30, 2000 and 1999..................................4

     Statements of Income for Nine Months
       Ended September 30, 2000 and 1999..................................5

     Statements of Cash Flows for Nine Months
       Ended September 30, 2000 and 1999..................................6

     Notes to Consolidated Condensed Financial Statements.................7

  Item 2.  Management's Discussion and Analysis of Financial Condition...11


Part II.   Other Information............................................ 14

SIGNATURE................................................................15

              SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    Consolidated Condensed Balance Sheets
                    (in thousands, except per share data)

                                                     September 30, December 31,
                                                          2000         1999
                                                          ----         ----
                                                       (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                            $ 18,043   $ 13,352
     Short-term investments                                 11,629      8,536
     Trade receivables, net                                 81,116     73,962
     Patient receivables, net                               32,323     15,924
     Inventory                                              36,843     21,727
     Prepaid and other current assets                       20,936     14,446
                                                        ______________________

          Total current assets                             200,890    147,947

Marketable investment securities                             1,184      1,185
Property and equipment, net                                100,788     66,640
Excess of purchase price over net assets acquired, net     101,187     75,308
Other assets                                                23,350     21,562
                                                        ----------------------
                                                          $427,399   $312,642
                                                        ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                     $ 73,572   $ 53,205
     Accrued liabilities                                    17,477      9,682
     Accrued wages and related costs                        16,459     16,997
     Federal and state taxes payable                         4,731      2,425
     Current maturities of long-term debt                   10,165      9,312
                                                        ______________________

          Total current liabilities                        122,404     91,621

Long-term debt, net of current maturities                  128,022     76,326
Deferred taxes                                               3,618      4,358

Stockholders' equity:
     Common stock, $.05 par value                            1,362        665
     Additional paid-in capitaL                            101,137     91,269
     Notes receivable-related parties                      (17,351)   (18,692)
     Employee stock ownership loan guarantee                (2,107)    (3,370)
     Accumulated other comprehensive income                     74       (410)
     Retained earnings                                     107,297     84,481
     Treasury stock, at cost; 3,072 shares at September
          30, 2000 and 1,393 shares at December 31, 1999   (17,057)   (13,606)
                                                          ____________________

          Net stockholders' equity                         173,355    140,337
                                                          ____________________

                                                           $427,399  $312,642
                                                          ====================

See notes to consolidated condensed financial statements.

              SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  Consolidated Condensed Statements of Income
                     (in thousands, except per share data)



                                               Three Months Ended September 30,
                                                      2000            1999
                                                      ----            ----
                                                          (Unaudited)

Net sales                                           $155,462        $131,508

Cost of sales                                        100,044          88,803
                                                  ____________________________

     Gross profit                                     55,418          42,705

Operating, selling and administrative expenses        36,191          29,649

Depreciation and amortization                          6,951           4,779
                                                 _____________________________

     Operating income                                 12,276           8,277

Other expense, net                                    (1,857)         (2,866)
                                                 _____________________________

Income before taxes                                   10,419           5,411

Provision for income taxes                             4,161           2,217
                                                 _____________________________

     Net income                                      $ 6,258          $3,194
                                                 =============================


Net income per share - Basic                           $ .26           $ .14
                                                 =============================


Weighted average shares outstanding - Basic           24,091          23,610


Net income per share - Diluted                         $ .23           $ .12
                                                 =============================

Weighted average shares outstanding - Diluted         27,374          25,874




See notes to consolidated condensed financial statements.

              SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  Consolidated Condensed Statements of Income
                     (in thousands, except per share data)




                                                Nine Months Ended September 30,
                                                        2000          1999
                                                        ____          ____
                                                            (Unaudited)

Net sales                                             $458,786      $385,666

Cost of sales                                          296,931       261,134
                                                    __________________________

     Gross profit                                      161,855       124,532

Operating, selling and administrative expenses         101,144        81,899

Depreciation and amortization                           18,721        13,269
                                                    __________________________

     Operating income                                   41,990        29,364

Other expense, net                                      (3,965)      (4,424)
                                                    __________________________

Income before taxes                                     38,025       24,940

Provision for income taxes                              15,209       10,330
                                                    __________________________

     Net income                                        $22,816      $14,610
                                                    ==========================


Net income per share - Basic                             $0.96        $0.63
                                                    ==========================


Weighted average shares outstanding - Basic             23,864       23,224


Net income per share - Diluted                           $0.86        $0.57
                                                    ==========================


Weighted average shares outstanding - Diluted           26,543       25,416




See notes to consolidated condensed financial statements.

               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                  (in thousands)

                                                Nine Months Ended September 30,
                                                         2000         1999
                                                         ____         ____
                                                             (Unaudited)
Cash flows from operating activities:

Net income                                              $22,816      $14,610
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                       18,721       13,269
     Provision for losses on receivables                  4,307        1,403
     Amortization of ESSOP loan guarantee                 1,263        1,264
     Decrease (increase) in:
          Accounts receivable, trade                     (8,014)      (9,855)
          Accounts receivable, patient                  (13,901)      (1,624)
          Inventory                                     (15,139)       1,480
          Other current assets                           (5,631)      (3,245)
          Other assets                                   (3,443)      (3,698)
     Increase (decrease) in:
          Accounts payable                               20,157       (2,138)
          Accrued liabilities                             3,257        7,190
          Accrued wages and related costs                  (536)       2,501
          Federal and state taxes payable                (1,496)       2,382
          Deferred compensation                               -        1,025
                                                      _______________________

     Net cash provided by operating activities           22,361       24,564
                                                      _______________________

Cash flows from investing activities:

     Purchase of property and equipment, net            (18,461)     (13,586)
     Acquisitions of businesses, net of cash acquired   (42,535)     (18,700)
     Net increase in short-term investments             ( 3,080)      (1,940)
     Net decrease in long-term investments                    1            4
     Unrealized gain on investments                         133           33
                                                      _______________________

     Net cash used in financing activities              (63,942)     (34,189)
                                                      _______________________

Cash flow from financing activities:

     Proceeds from long-term debt                        37,279       22,678
     Repayment of long-term debt                         (3,174)      (9,955)
     Issuance of common stock                            15,703        5,984
     Reacquisition of common stock for treasury          (3,451)        (800)
                                                      ________________________

     Net cash provided by financing activities           46,357       17,907
                                                      ________________________

     Net increase in cash and cash equivalents            4,776        8,282

     Effect of exchange rate on cash                        (85)         112

     Cash and cash equivalents at beginning of period    13,352       13,824
                                                       _______________________

     Cash and cash equivalents at end of period         $18,043      $22,218
                                                       =======================

See notes to consolidated condensed financial statements.

             SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Condensed Financial Statements



1. GENERAL. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain line items in the prior year's consolidated condensed financial statements have been reclassified to conform to the current year's presentation.


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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. Any change in the Company's revenue recognition policy resulting from the implementation of SAB 101 would be reported as a change in accounting principle. In June 2000, the SEC issued SAB 101B which delays the implementation date of SAB 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999.


3. COMPREHENSIVE INCOME. Other comprehensive income includes foreign currency translation adjustments and net unrealized gains and losses on investments in equity securities. Such amounts are as follows:

                                                           THREE MONTHS ENDED
                                                           __________________

                                          September 30, 2000                  September 30, 1999
                                          __________________                  __________________
                                                  Tax                                Tax
                                   Before-Tax  (Expense)  Net of Tax  Before-Tax  (Expense)  Net of Tax
                                      Amount   or Benefit    Amount     Amount    or Benefit    Amount
                                  __________________________________  _________________________________
Foreign currency translation
   adjustments                        $260       $  -         $260      $(98)       $  -        $(98)

Unrealized gains (losses) on
   investments:
     Unrealized holding gains (losses)
     arising during period               0          0            0      (218)         92         (126)
                                   ___________________________________________________________________

Other comprehensive income             260          0          260      (316)         92         (224)

Net Income                          10,419     (4,161)       6,258     5,411      (2,217)       3,194
                                   ___________________________________________________________________

Total comprehensive income         $10,679    ($4,161)      $6,518    $5,095     ($2,125)      $2,970
                                   ===================================================================

                                                           NINE MONTHS ENDED
                                                           _________________

                                         September 30, 2000                 September 30, 1999
                                         __________________                 __________________
                                                 Tax                                Tax
                                   Before-tax  (Expense)  Net of Tax  Before-Tax  (Expense)  Net of Tax
                                      Amount   or Benefit    Amount     Amount    or Benefit    Amount
                                  _________________________________   _________________________________
Foreign currency translation
     adjustments                      $351       $  -         $351      $(32)       $  -        $(32)

Unrealized gains (losses) on
   investments:
     Unrealized holding gains (losses)
     arising during period            222        (89)         133       (199)         84        (115)
                                  _____________________________________________________________________

Other comprehensive income            573        (89)         484       (231)         84        (147)

Net Income                         38,025    (15,209)      22,816     24,940     (10,330)     14,610
                                  _____________________________________________________________________

Total comprehensive income        $38,598   ($15,298)     $23,300    $24,709    ($10,246)    $14,463
                                  =====================================================================

4. SEGMENT INFORMATION. Syncor has identified three primary operating segments: U.S. Pharmacy Services, U.S. Medical Imaging and International Operations. Segment selection was based upon internal organizational structures, how these operations are managed and evaluated, the availability of separate financial results, and materiality considerations. Segment detail is summarized as follows:



                                                THREE MONTHS ENDED
                                                __________________

     U.S. Pharmacy Services Business    September 30, 2000  September 30, 1999
     _______________________________    __________________  __________________
          Revenues                           $120,858            $110,102
          Operating Income                   $ 12,997            $ 10,129

     U.S. Medical Imaging Business
     _____________________________

          Revenues                           $ 26,475            $ 14,730
          Operating Income                   $  3,251            $  1,793

     International Operations
     ________________________

          Revenues                           $  8,129            $  6,676
          Operating Income                   $    388            $    324

     Unallocated Corporate
     _____________________

          Operating Loss                     $ (4,360)           $ (3,969)

                                           NINE MONTHS ENDED
                                            _________________

     U.S. Pharmacy Services Business    September 30, 2000  September 30, 1999
     _______________________________    __________________  __________________

          Revenues                           $ 366,791          $330,169
          Operating Income                   $  44,482          $ 36,386

     U.S. Medical Imaging Business
     _____________________________

          Revenues                           $  66,943          $ 38,277
          Operating Income                   $   8,062          $  3,792

     International Operations
     ________________________

          Revenues                           $  25,052          $ 17,220
          Operating Income (loss)            $   1,615          $   (132)

     Unallocated Corporate
     _____________________

          Operating Loss                     $ (12,169)         $ (10,682)


5. NET INCOME PER SHARE. Basic earnings per share (EPS) amounts are computed by dividing earnings applicable to common stockholders by the average number of shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. Anti-dilutive outstanding stock options of 772 at September 30, 2000 and 127 at September 30, 1999 have been excluded from the diluted calculation.

     The reconciliation of the numerator and denominators of the basic and diluted earnings per share computations are as follows for the three and nine months ended September 30, 2000 and 1999:

                                                      THREE MONTHS ENDED
                                                      __________________
                                   September 30, 2000                    September 30, 1999
                                   __________________                    __________________
                            Income       Shares      Per Share     Income        Shares     Per Share
                          (Numerator)  (Denominator)   Amount    (Numerator)  (Denominator)   Amount
                          ___________________________________________________________________________
     Net income             $6,258                                  $3,194

     Basic EPS              $6,258        24,091        $.26        $3,194        23,610       $.14
                                                        ____                                   ____

     Effect of Dilutive
          Stock Options                    3,283                                   2,264
                                           _____                                   _____

     Diluted EPS            $6,258        27,374        $.23        $3,194        25,874       $.12
                                                        ____                                   ____


                                                      NINE MONTHS ENDED
                                                      _________________
                                   September 30, 2000                    September 30, 1999
                                   __________________                    __________________
                            Income       Shares      Per Share     Income        Shares     Per Share
                          (Numerator)  (Denominator)   Amount    (Numerator)  (Denominator)   Amount
                          ___________________________________________________________________________
     Net income             $22,816                                 $14,610

     Basic EPS              $22,816       23,864        $.96        $14,610       23,224       $.63
                                                        ____                                   ____

     Effect of Dilutive
          Stock Options                    2,679                                   2,192
                                           _____                                   _____

     Diluted EPS            $22,816       26,543        $.86        $14,610       25,416        $.57
                                                        ____                                    ____


6. NOTES RECEIVABLE - RELATED PARTIES. The Company initiated a Senior Management Stock Purchase Plan effective June 16, 1998, pursuant to which, officers and key employees of the Company purchased shares of Syncor stock. The shares were paid with a five-year interest-bearing promissory note payable to the Company. Interest on each note is payable on each anniversary date, with the entire outstanding principal and unpaid interest due on the fifth anniversary date.


7.    ACQUISITIONS OF BUSINESSES.  During the second quarter of
      2000, the Company acquired the remaining interest in nine managed sites for a total acquisition price of $8.7 million plus the assumption of $2.4 million in debt.

      During the third quarter of 2000, the Company acquired 13 medical imaging centers located in California and Florida. The acquisition price was approximately $31.0 million plus the assumption of $1.3 million in debt.

      The Company accounted for these transactions as purchases and the purchase prices were allocated primarily to fixed assets, accounts receivable and goodwill.

              SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
        Management's Discussion and Analysis of Financial Condition and
                            Results of Operations
        For the Three and Nine Months Ended September 30, 2000 and 1999


NET SALES
_________

Consolidated net sales for the three months ended September 30, 2000 increased 18.2% or $24.0 million to $155.5 million versus $131.5 million for the third quarter of 1999. For the nine months ended September 30, 2000 net sales increased 19.0% or $73.1 million to $458.8 million compared to $385.7 million for the same period in 1999.

U.S. PHARMACY SERVICES

The Pharmacy Services revenue grew 9.8% for the quarter and 11.1% for the nine months ended September 30, 2000. The Company's sales growth for the third quarter was impacted by one less sales day as compared to 1999. The sales increase for the quarter would have been 11.5% on a comparable basis to the same period of the prior year. The primary source of growth continues to be from cardiology. Within the cardiology sector, the Company's sales increased at 13.7% for the quarter, as compared to the third quarter of last year and 15.3% for the nine months compared to the nine months in 1999. Unit dose sales of Cardiolite(R), proprietary heart imaging agent to which the Company has preferential distribution rights, increased approximately 18.0% in the third quarter as compared to the third quarter of 1999, and 19.8% for the nine months ended September 30, 2000. The Company's most recent price increase, which took effect in January 2000, contributed approximately 3.5% of this increase. Despite competition from a competing cardiac agent, it is the Company's belief that Cardiolite(R) continues to gain market share among the cardiac imaging agents.

The Company continues to see growth in servicing the cardiology requirements of a large portion of its managed care business despite losing the contract awards to these managed groups. The Company continues to see growth in gross profit margins associated with these groups primarily due to the absence of administrative fees and higher product pricing for these group purchases.

U.S. MEDICAL IMAGING

The Company continues to see excellent growth in the Medical Imaging Business as a result of both strategic acquisitions in targeted geographic regions and growth from existing sites. Sales from the Medical Imaging Business grew at 79.7% for the quarter and 74.9% for the nine months ended September 30, 2000. Same store sales growth was approximately 15.7% for the quarter and 14.7% for the nine months ended September 30, 2000. To accomplish its strategic goals, the Company has devoted additional funding for critical management positions and intends to consolidate the billing and collection functions on a single software platform.

INTERNATIONAL OPERATIONS

The Company's International Operations continue to grow as sales for the quarter increased 21.8% from the prior year quarter. Sales for the nine months ended September 30, 2000 increased 45.5% from the prior year. This sales growth comes from two areas. Same store sales grew 11.4% in the quarter and 31.1% year-to-date. In addition, the Company opened or acquired seven new sites since the third quarter of 1999.


GROSS PROFIT
____________

Gross profit for the three months ended September 30, 2000 increased $12.7 million to $55.4 million, and as a percentage of net sales reached 35.6% for this quarter as compared to 32.5% of net sales for the third quarter of 1999. The gross profit for the nine months ended September 30, 2000 increased by $37.3 million to $161.9 million or 30.0% and as a percentage of net sales to 35.3% compared to 32.3% for the comparable period in 1999.

U.S. PHARMACY SERVICES

The gross profit margin for this segment increased in the quarter ended September 30, 2000 from 26.0% in 1999 to 27.7% in 2000. For the nine months ended September 30, 2000, the gross margin increased from 26.7% to 28.1%. Material costs have decreased slightly as a percentage of sales in spite of vendor price increases due to better contracted rates, product mix changes resulting in higher sales of higher margin products (primarily Cardiolite(R)) and the price increase that was instituted in January, 2000. Direct labor costs have declined as a percentage of sales due to more efficient staffing levels and additional leverage generated from these increased sales volumes.

U.S. MEDICAL IMAGING

The gross profit margin for this segment decreased in the quarter ended September 30, 2000 from 73.8% in 1999 to 69.6% in 2000. For the nine months ended September 30, 2000, the gross margin decreased from 74.9% to 70.5%. These declines are primarily the result of two factors. The first is the conversion of sites from managed sites to owned sites, which results in the loss of "management fee income" without a corresponding impact on the "cost of goods sold." The second is an increase in the reading fees paid to contracted radiologists. Volume continues to increase as a result of increased site growth and site acquisitions. This segment has contributed $18.6 million of the $37.3 million increase in gross profit for the nine months ended September 30, 2000.

INTERNATIONAL OPERATIONS

The gross profit margin for this segment decreased in the quarter ended September 30, 2000 from 41.1% in 1999 to 38.5% in 2000. For the nine months ended September 30, 2000, the gross profit margin increased from 39.1% in 1999 to 41.3% in 2000. The third quarter margin was impacted by start-up costs associated with the brachytherapy and PET isotope production businesses. Excluding these expenses, this margin would have improved to 42.6%. International Operations is expected to continue to improve margins as volume increases, which allows for better utilization of site resources. The addition of owned and managed imaging centers, which have a lower cost of materials when compared to pharmacy operations, is also expected to contribute to these margin increases.


OPERATING, SELLING AND ADMINISTRATIVE EXPENSES
______________________________________________

Operating, Selling and Administrative costs for the quarter ended September 30, 2000 increased by $6.5 million or 22.1% to $36.2 million as compared to $29.6 million for the comparable quarter in 1999. For the nine months ended September 30, 2000 these expenses increased by $19.2 million or 23.5% to $101.1 million as compared to $81.9 million for the same period in 1999. The ratio of these expenses to sales increased from 22.5% in 1999 to 23.3% in 2000 for the comparable quarters and from 21.2% to 22.0% for the comparable nine-month periods. The Medical Imaging business, which traditionally has higher operating cost to sales ratio, contributed the majority of the nine months change. This business showed an increase in costs of $4.3 million for the quarter and $10.1 million for the nine-month period due primarily to acquisitions and the accompanying need for increased infrastructure. The Pharmacy Services business expenses in this area increased due to higher labor costs and certain sales incentive programs.


DEPRECIATION AND AMORTIZATION
_____________________________

Depreciation expense increased by $2.2 million to $7.0 million or 45.4% in the three months ended September 30, 2000 as compared to the same period in 1999. For the nine months ended September 30, 2000 depreciation expense increased by $5.5 million to $18.7 million or 41.1%. The medical imaging business contributed $1.8 million of the increase in the quarter and $4.2 million of the increase for the nine-month period. This increase is the result of goodwill, depreciation, and non-compete costs associated with the Medical Imaging business expansion. The Company expects these trends to continue as this segment is very capital intensive and further acquisitions are planned.


OTHER EXPENSE, NET
__________________

The change in Other Expense, Net for the quarter is the result of increased borrowings and the resultant interest expense from the Medical Imaging business acquisitions which were completed in 1999 and 2000. The third quarter of 1999 includes an operating investment write-down charge of $1.1 million, net of tax. The increase in interest expense year-to-date was partially offset by miscellaneous income from legal settlements, which have been classified as a non-recurring item. The settlements total $0.25 million after tax or approximately $.01 on a fully diluted basis.


LIQUIDITY AND CAPITAL RESOURCES
_______________________________

The Company had cash, cash equivalents and investments of $30.9 million at September 30, 2000 compared with $23.1 million at December 31, 1999. The Company's total debt position of $138.2 million at September 30, 2000 reflects an increase of $52.6 million when compared to the balance of $85.6 million at December 31, 1999. The increase in debt for the nine months ended September 30, 2000, results primarily from the financing of the continued expansion of the Medical Imaging business. Working capital increased by $22.2 million to $78.5 million at September 30, 2000, compared to $56.3 million at December 31, 1999.

At quarter-end, the Company made a purchase of approximately two months' worth of Cardiolite(r) inventory at favorable terms.
This inventory will be completely utilized by mid-December 2000.

The Company believes sufficient internal and external sources exist to fund operations and future expansion plans. At September 30, 2000, $26.7 million was available on the $125 million credit line, which was subsequently replaced on October 17, 2000 by a new credit facility of $150 million, with the ability to expand the facility to $200 million.


ACQUISITION OF BUSINESSES
_________________________

During the second quarter of 2000, the Company acquired the remaining interest in nine managed sites for a total acquisition price of $8.7 million plus the assumption of $2.4 million in debt.

During the third quarter of 2000, the Company acquired 13 medical imaging centers located in California and Florida. The acquisition price was approximately $31.0 million plus the assumption of $1.3 million in debt.


SAFE HARBOR STATEMENT
_____________________

Statements which are not historical facts, including statements about our confidence, strategies and expectations, opportunities, industry and market growth, demand and acceptance of new and existing products and return on investments are forward-looking statements that involve risks and uncertainties, including without limitation, the effect of general economic and market conditions, supply and demand for the Company's products, competitor pricing, maintenance of the Company's current market position and other factors. Given these uncertainties, undue reliance should not be placed on such forward-looking statements.

             SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES



PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

10.       Material Contracts

          10.1 Fifth Amendment to Executive Long-Term Performance Equity Plan, dated August 22, 2000.

11.       Statement re:  Computation of Per Share Earnings

          Computation can be clearly determined from the material contained in Part I of this Form 10-Q.

27.       Financial Data Schedule (filed electronically)

                               Exhibit 10.1

                            FIFTH AMENDMENT TO
                EXECUTIVE LONG-TERM PERFORMANCE EQUITY PLAN

     This Fifth Amendment to Executive Long-Term Performance Equity Plan, dated as of August 22, 2000 (this "Amendment"), hereby amends that certain Executive Long-Term Performance Equity Plan, dated as of January 1, 1998 and amended as of November 17, 1998, June 23, 1999 and June 20, 2000 (the "Plan"), for Syncor International Corporation, a Delaware corporation (the "Company").

     1. As a result of the stock split that became effective on August 9, 2000, the stock price targets will now be: $41; $52; and $65. The outside date for achievement of these stock price targets will be as follows:

                     $41 target by December 31, 2002
                     $52 target by December 31, 2003
                     $65 target by December 31, 2004

     2. Awards under the $41 target shall vest if Syncor's stock closes at $41 or higher for ten out of twenty consecutive trading days.
         Awards under the $52 target and $65 target shall vest if Syncor's stock closes at $52 or higher, or $65 or higher, as the case may be, for ten consecutive trading days.

     3. With respect to the payment of the TSR modifier for overachievement, participants will have discretion on how they will receive the payment, whether in cash, or stock, or a combination of both.

     4. This Amendment is effective as of the date first set forth above. Except as amended hereunder, all other terms and conditions of the Plan shall remain in full force and effect.



                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SYNCOR INTERNATIONAL CORPORATION
                                           (Registrant)




September 13, 2000               By: /s/ Michael E. Mikity

                                     Michael E. Mikity
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (Principal Financial /
                                     Accounting Officer)

                                  EXHIBIT 27

                           FINANCIAL DATA SCHEDULE


PERIOD-TYPE                          9 MOS
FISCAL-YEAR-END                      DEC 31, 2000
PERIOD-START                         JAN 1, 2000
PERIOD-END                           SEPT 30, 2000
CASH                                 18,043
SECURITIES                           11,629
RECEIVABLES                          120,291
ALLOWANCES                           (6,852)
INVENTORY                            36,843
CURRENT-ASSETS                       200,890
PP&E                                 174,352
DEPRECIATION                         (73,744)
TOTAL-ASSETS                         427,399
CURRENT-LIABILITIES                  122,404
BONDS                                0
PREFERRED-MANDATORY                  0
PREFERRED                            0
COMMON                               1,362
OTHER-SE                             171,993
TOTAL-LIABILITY-AND-EQUITY           427,399
SALES                                458,786
TOTAL-REVENUE                        458,786
CGS                                  296,931
TOTAL-COSTS                          296,931
OTHER-EXPENSES                       119,865
LOSS-PROVISION                       4,307
INTEREST-EXPENSE                     6,885
INCOME-PRE-TAX                       38,025
INCOME-TAX                           15,209
INCOME-CONTINUING                    22,816
DISCONTINUED                         0
EXTRAORDINARY                        0
CHANGES                              0
NET-INCOME                           22,816
EPS-BASIC                            .96
EPS-DILUTED                          .86
