Form 10-K
period 2000-12-31
SYNCOR INTERNATIONAL CORP /DE/
filed 2001-04-02
CIK 202763

PART II



     ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS.


     MARKET INFORMATION. The Common Stock of the Company is traded on the Nasdaq National Market under the symbol "SCOR." The following table sets forth the range of high and low sales prices on the National Market of the Common Stock for the periods indicated, as reported by Nasdaq. Such quotations represent inter-dealer prices without retail market, markdown or commission and may not necessarily represent actual transactions.


					HIGH ($)	LOW ($)
                                        ________        _______


             1999
		First Quarter		17.25		12.25
		Second Quarter		18.00		12.96
		Third Quarter		20.00		14.50
		Fourth Quarter		20.36		13.37

             2000
		First Quarter		16.50		11.02
		Second Quarter		36.00		13.00
		Third Quarter		43.95		32.75
		Fourth Quarter		39.06		23.75



     As of December 31, 2000, there were 738 holders of record of the Common Stock. On December 31, 2000, the last sale price reported on the Nasdaq National Market for the Common Stock was $36.37 per share. The Company has never paid cash dividends on its Common Stock and has no present intention to do so.

     On July 11, 2000, the Company's Board of Directors declared a two-for-one stock split of the Company's Common Stock in the form of a stock dividend. The stock dividend was distributed on August 9, 2000 to stockholders of record on July 26, 2000.

     All references to per share amounts have been restated to reflect this stock split.



     ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.


     The following balance sheet data and statements of income for the five years ended December 31, 2000 has been derived from the Company's audited consolidated financial statements. Consolidated balance sheets at December 31, 2000 and 1999 and the related consolidated statements of income and of cash flows for each of the three years in the period ended December 31, 2000 and notes thereto appear elsewhere herein. The data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information appearing elsewhere herein.

     SELECTED FINANCIAL DATA


                                                                 TWELVE MONTHS ENDED DECEMBER 31,
     (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                  2000       1999       1998      1997      1996
     ____________________________________________________________________________________________


     Net sales                                $629,394   $520,309   $449,023  $380,563  $366,447

     Gross profit                              224,846    169,321    131,950    90,165    80,193

     Income:
       Continuing operations                    29,538     19,221     13,931    10,032     6,900

       Discontinued operations,
         net of taxes                                -          -          -     1,063    (2,264)

       Net income                              $29,538    $19,221    $13,931   $11,095    $4,636
     ____________________________________________________________________________________________

     Earnings per basic share(1):
       Continuing operations                     $1.23      $0.82      $0.65     $0.50     $0.33

       Discontinued operations,
         net of taxes                                -          -          -      0.05     (0.11)

       Net income                                $1.23      $0.82      $0.65     $0.55     $0.22
     ____________________________________________________________________________________________

     Earnings per diluted share(1):
       Continuing operations                     $1.11      $0.75      $0.61     $0.49     $0.32

       Discontinued operations,
         net of taxes                                -          -          -      0.05     (0.10)

       Net income                                $1.11      $0.75      $0.61     $0.54     $0.22
     ____________________________________________________________________________________________

     Cash, cash equivalents and
       marketable securities                  $ 29,676   $ 23,073   $ 19,722  $ 29,301  $ 27,711

     Working capital                          $ 80,353   $ 56,326   $ 44,024  $ 34,685  $ 35,515

     Total assets                             $470,571   $312,642   $256,567  $164,563  $145,563

     Long-term debt                           $137,886   $ 76,326   $ 70,322  $ 17,332  $  7,595

     Stockholders' equity                     $185,880   $140,337   $111,373  $ 87,367  $ 78,532

     Weighted average shares outstanding(1):
       Basic                                    23,948     23,340     21,452    19,996    20,848

       Diluted                                  26,657     25,478     22,678    20,564    21,258

     Current ratio                                1.56       1.61       1.59      1.60      1.62
     ____________________________________________________________________________________________


     Number of domestic radiopharmacies            125        123        120       119       121

     Number of domestic imaging centers             58         49         37         -         -
     ____________________________________________________________________________________________


     (1) All share and per share amounts reflect the August 9, 2000 two-for-one stock split for all periods presented.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     FORWARD LOOKING STATEMENTS


     Except for the historical information and discussions contained herein, statements contained in this Annual Report on Form 10-K may constitute "forward looking statements" within the meaning of the Private
     Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including: changes in the regulation of the healthcare industry at either or both of the federal and state levels; changes or delays in the Company's reimbursement for services by governmental or private payers; the Company's failure to continue to develop and market new products and services and to keep pace with technological change; competitive pressures; failure to obtain or protect intellectual property rights; quarterly fluctuations in revenues and volatility of the Company's stock price; the Company's ability to attract and retain key personnel; currency risks;
     dependence on certain suppliers; the Company's ability to successfully manage acquisitions and alliances; legal, political and economic changes; and other risks, uncertainties and factors discussed in the "Risk Factors" section above and elsewhere herein, in the Company's other filings with the SEC or in materials incorporated by reference. Given these uncertainties, undue reliance should not be placed on such forward looking statements.




     RESULTS OF OPERATIONS CALENDAR YEAR 2000 AND 1999


     NET SALES

     Consolidated sales in fiscal year 2000 totaled $629.4 million, an increase of 21 percent over fiscal year 1999. The Company's growth was the result of strong contributions from all operating groups. Sales were affected by continued cardiac imaging growth, price increases, improvement in product mix, and the continued expansion of our medical imaging and international markets.


     U.S. Pharmacy Services Business

     Sales for this group were approximately $489.0 million, an increase of
     11.1 percent or $48.7 million over the 1999 results. Favorable market trends, the Company's dedication to customer service and our extensive service network continue to have a positive impact on the Company's revenues. The Company supplies radiopharmaceutical products that are used primarily for diagnostic purposes in the fields of cardiology, oncology, and neurology. The most significant factor affecting the Company is the continuing growth of diagnostic cardiac imaging. This technology has shown continuing growth as a result of its efficacy as a tool in the management of cardiovascular disease. The Company's annual revenue growth from cardiac imaging continues at the rate of 12 percent. There are three agents, two proprietary and one generic, that physicians can use in performing cardiac imaging. The principal imaging agent used for cardiac imaging is DuPont's proprietary product, Cardiolite(R), to which the Company has preferred U.S. distribution rights. The other proprietary product is marketed by a competing manufacturer/distributor. It is the Company's belief that this competing product has not gained any significant market share during fiscal year 2000. The generic agent, to which the Company also has access, continues to lose market share due to the switching to the newer proprietary agents. The Company implemented a price increase on Cardiolite(R) and several other products in both 1999 and 2000. These price increases of approximately 3.5 percent also contributed to the sales growth for these respective years.

     The Company believes that with the progressive aging of the United States population and the prevalence of cardiovascular disease within this age group, the market potential for sustained growth of cardiac imaging remains favorable. Revenues from the sales of cardiac imaging agents represent 71 percent of the revenues generated by this operating group.

     The Company has also realigned its resources to more effectively manage the complex medical technologies in our progression to "disease state management." The Company views its role as a critical link that will allow for expanded use of complex technologies in the diagnosis and treatment of patients.



     U.S. Medical Imaging Business

     Sales for 2000 were $100.8 million and grew at an annual rate of 82.7 percent or $45.6 million over the 1999 results. This growth is the result of acquisitions and existing store growth. Existing store growth accounted for $6.9 million of the change with acquisitions and start-up sites accounting for the remainder. Syncor, through its subsidiary CMI, provides imaging services, magnetic resonance imaging (MRI) scans and computerized tomography (CT) which are used in diagnostic medicine. The Company has been successful in growing the business with same store procedure volume increasing 18 percent for MRI and 21 percent for CT compared to 1999. This success is due to expansion of the scope of the clinical applications and growth of the physician referral base. In 2000, the Company focused its efforts on expanding its range of clinical applications for MRI procedures and improving the scope of its network penetration in selected markets. The Company continued to grow its Florida, California and Arizona networks through acquisitions during 2000.


     International Operations

     Sales for 2000 were $39.6 million and grew at an annual rate of 59.5 percent or $14.8 million over the 1999 results. This growth is a combination of acquisitions, start-ups, existing store growth and the expansion in the type of products and services offered. Year over year same store revenue growth amounted to approximately 25 percent. Radiopharmacy services supporting cardiology and oncology continue to represent the most substantial portion of the revenues at 36 percent of the group's 2000 revenues. There has been a continued expansion into the radiology product and service areas. Radiology includes the operation of nuclear medicine departments and equipment, as well as the ownership and operation of freestanding MRI centers. Revenues from radiology account for approximately 21 percent of this group's 2000 revenues. The group opened a seeds production facility in China in August 2000 and two PET production sites in Florida in 2000, contributing $1.5 million of the increased sales. Another four PET production sites are either under construction or in the planning phases. The Company believes that a significant market exists for this product and is further encouraged by Medicare's approval of PET for certain cancer diagnoses.


     GROSS PROFIT

     The Company's gross profit increased in 2000 to $224.8 million, an increase of 32.8 percent when compared to 1999. A number of factors impacted this growth, including continued improvement in product mix (primarily the continuing shift to Cardiolite(R)) and price increases. Margin increase is also a result of the increased revenue share from the medical imaging and international businesses, both of which have higher gross profit margins than the traditional radiopharmaceutical business.


     U.S. Pharmacy Services Business

     The Pharmacy Services Group realized a year over year growth in gross profits from $117.0 million to $136.6 million, a gain of 16.8 percent. The growth in cardiac imaging continues to shift revenues into this segment of the business. This growth, when combined with the targeted cardiology price increases, has been a factor in producing these favorable results. The Company expects gains to continue from both pricing and a continuation of the product mix shift. The Company leveraged its percentage sales increases (11 percent in 2000) into a relatively higher gross profit growth (16.8 percent in 2000). This is due in part to the Company's focus on increasing efficiencies in the areas of direct material and labor utilization. The Company believes that these favorable trends will continue.


     U.S. Medical Imaging Business

     CMI's gross profit increased to $70.2 million in 2000. This represents an increase of 71.0 percent when compared to 1999. The increase in gross profit was principally derived from increased sales due to acquisition and same store growth, offset by increases in radiologists reading fees. Acquisitions accounted for $16.5 million of the difference with the remainder due to same store growth and new start-up sites.


     International Operations

     Syncor Overseas Ltd. showed a year over year growth in gross profits from $11.3 million to $18.1 million, a gain of 60.5 percent. The margin gains are due to the strong sales growth from existing pharmacies, which contributed $1.3 million of this increase, additional revenues from imaging services, which contributed $2.2 million, and acquisitions and new businesses, which contributed the remainder of the increase. Additionally, the increased sales levels in 2000 contributed to more efficient utilization of direct costs leading to increased gross profit. This group incurred start-up costs for both positron emission tomography (PET) and brachytherapy seeds production of $2.1 million in 2000.


     OPERATING, SELLING AND ADMINISTRATIVE COSTS

     Operating, selling and administrative expenses increased $31.9 million in 2000 over 1999 and as a percentage of net sales increased to 22.6 percent in 2000 compared to 21.2 percent in 1999. In general, the increase is associated with the start-up and acquisition of certain businesses in 2000, the continued expansion of existing services, increased corporate staffing to support the Company's continued expansion, and general corporate infrastructure costs. In addition, the medical imaging business operates with higher costs in this category when compared to the radiopharmacy business.


     U.S. Pharmacy Services Business

     The increase in the Pharmacy Services Group was approximately 14.2 percent or $9.2 million. The change is primarily related to increased expenditures for an expanded sales force and increased labor-related expenses including annual merit increases and certain bonuses.


     U.S. Medical Imaging Business

     The increase in the Comprehensive Medical Imaging Group was approximately 62.2 percent or $17.1 million. Of this amount, $8.9 million relates to costs at acquired sites. This increase compares favorably with the sales increase of 82.7 percent and demonstrates leverage of CMI's sites to better operating margins. The Company hopes to continue this trend through strategic acquisitions in existing markets.


     International Operations

     The increase in the Syncor Overseas Ltd. Group was approximately 50.2 percent or $4.3 million. Approximately $1.5 million is associated with the start-up or acquisition of sites during 2000. The remainder of the increase is attributable to the continued expansion of existing sites and the addition of new management resources.



     DEPRECIATION AND AMORTIZATION


     Depreciation and amortization increased $6.8 million in 2000 or 34.8 percent over 1999. The majority of the increase, or approximately $5.5 million, is due to the acquisition of new facilities by CMI. The balance of the increase relates to the expansion of the international operations and continued spending for corporate information systems.



     RESULTS OF OPERATIONS CALENDAR YEAR 1999 AND 1998


     NET SALES

     Consolidated sales in fiscal year 1999 totaled $520.3 million, an increase of 15.9 percent over fiscal year 1998. All of the Company's operating groups contributed to this significant growth rate. Different factors within each group combined to positively affect sales. These factors included continued strong cardiac imaging growth, increases in price for products and services, acquisitions, improvement in product and service mix, and the continued strong expansion of the medical imaging and international markets.


     U.S. Pharmacy Services Business

     Sales for this group were approximately $440 million, an increase of 11 percent or $43 million over the 1998 results. Favorable market trends and the Company's dedication to customer service continue to have a positive impact on the Company's revenues. The Company supplies radiopharmaceutical products that are used primarily for diagnostic purposes in the fields of cardiology, oncology, and neurology. The largest factor affecting the Company is the continuing growth of diagnostic cardiac imaging. This technology has been shown to be a cost-effective tool in the management of cardiovascular disease. Annual revenue growth from cardiac imaging continues at the rate of 13 percent. Two proprietary and one generic agent represent the choices that physicians have in performing cardiac imaging. The principal imaging agent used for cardiac imaging is DuPont's proprietary product Cardiolite(R), to which the Company has preferred distribution rights. The other proprietary product is marketed by a competing manufacturer/distributor. It is the Company's belief that this competing product has not gained any significant market share during fiscal year 1999. The generic agent, to which the Company also has access, continues to lose market share and experienced price declines due to the switching to the newer imaging agents. In 1998, the Company implemented a price increase on Cardiolite(R) and several other products. This price increase also contributed to the sales growth for this group in 1999. A similar price increase was announced in 1999 to become effective in January 2000.

     The Company believes that with the progressive aging of the general population in the United States and the prevalence of cardiovascular disease within this age group, the market potential for sustained growth of cardiac imaging remains favorable. Revenues from the sales of cardiac imaging agents represent approximately 67 percent of the revenues generated by this operating group.

     The Company believes that as a result of its superior full-service business model, it has been able to show revenue gains in excess of the 6 to 8 percent for the overall market growth rate. In addition, the Company has also been able to retain and service a large portion of its managed care business despite the loss of a formal contract to supply some of the needs of these same managed care groups. The Company believes that this trend will continue.


     U.S. Medical Imaging Business

     Sales for 1999 were $55.2 million and grew at an annual rate of 56 percent or $19.9 million over the 1998 results. This growth is a combination of acquisitions and existing store growth. Syncor, through CMI, provides services in computerized tomography (CT) and magnetic resonance imaging (MRI) scans, which are used primarily in diagnostic medicine. The Company has been successful in growing the business with same store procedure volume increasing 7.5 percent for MRI and 14 percent for CT compared to 1998. The Company has focused its efforts in expanding its range of clinical applications for MRI procedures and improving the quality of its payer mix, both of which have increased the average value of the procedures performed. As a result, the Company has been successful in offsetting historical price erosion and ended the year with increases in MRI and CT net reimbursement rates over the corresponding rates in 1998. In addition, the Company continues to benefit from 1999 additions to its California network and the divestiture of three imaging centers in the second half of 1999 in non-strategic markets.


     International Operations

     Sales for 1999 were $28.9 million and grew at an annual rate of 72 percent or $12.1 million over the 1998 results. This growth is a combination of acquisitions, start-ups, existing store growth and the expansion in the offering of its products and services. Year over year same store revenue growth amounted to approximately 40 percent. Radiopharmacy services supporting cardiology and oncology continue to represent a substantial portion of the revenues. In addition, there has also been expansion into the radiology product and service areas. Radiology includes the operation of nuclear medicine departments and equipment, as well as the ownership and operation of freestanding MRI centers. Revenues from radiology account for approximately 14 percent of this group's 1999 revenues. In 1999, this group received approval from the FDA to market brachytherapy seeds. Beginning in the year 2000, brachytherapy seeds will begin a new category of radiotherapy. Brachytherapy seeds are used primarily in therapy for prostate cancer and will be distributed both through direct sales from this group and the pharmacy services group. The Company believes that a significant market exists for this product. The Company expects to add additional products and services in this category in the coming year, which will be offered by this group.



     GROSS PROFIT

     The Company's gross profit increased in 1999 to $169.3 million, an increase of 28.3 percent when compared to 1998. A number of factors impacted this growth, including continued improvement in product mix and price increases. Margin expansion is also a result of increased revenue share from the medical imaging and international businesses, both of which have higher gross profit margins than the radiopharmacy business.


     U.S. Pharmacy Services Business

     The Pharmacy Services Group realized a year over year growth in gross profits from $100 million to $117 million, a gain of 16.7 percent. This gain resulted from a number of business decisions and trends. The growth in cardiac imaging continues to shift revenues into this profitable segment of the business. This shift, when combined with the targeted cardiology price increase in late 1998, has been a factor in producing these favorable results. The Company also received some favorable materials acquisition pricing. In December 1999, the Company received a combination of price increases and decreases on certain products from one of its major suppliers. Assuming similar growth, the Company estimates that the net effect of these price changes will be approximately $3 million, which the Company has offset with price increases mentioned above. The Company expects gains to continue from both pricing and a continuation of the product mix shift. The Company leveraged its percentage sales increases (11 percent in 1999) into a relatively higher gross profit growth (16.7 percent in 1999). This is due in part to the Company's focus on increasing efficiencies in the areas of direct material and labor utilization. The Company believes that these favorable trends will continue.


     U.S. Medical Imaging Business

     CMI's gross profit increased to $41.1 million in 1999. This represents an increase of 57 percent when compared to 1998. The increase in gross profit was principally derived from an improvement in productivity of 14% and reductions in film and contrast costs due to the benefit of national supply contracts.


     International Operations

     Syncor Overseas Ltd. showed a year over year growth in gross profits from $5.7 million to $11.3 million, a gain of 99 percent. The margin gains are due primarily to the strong sales growth from existing pharmacies. In 1998, many of the international sites were in their embryonic stages of development. The Company has always believed that significant growth opportunities existed in the overseas markets. In 1999, the sales levels contributed to more efficient utilization of the direct materials and labor leading to increased gross profit. The Company expects the growth opportunities to continue.


     OPERATING, SELLING AND ADMINISTRATIVE COSTS

     Operating, selling and administrative expenses increased $18.2 million in 1999 over 1998 and as a percentage of net sales increased to 21.2 percent in 1999 compared to 20.5 percent in 1998. In general, the increase is associated with the start-up and acquisition of certain businesses in 1999, the continued expansion of existing services, labor-related costs to support the continued expansion, and general corporate infrastructure costs.


     U.S. Pharmacy Services Business

     The increase in the Pharmacy Services Group was approximately 11.6 percent or $3.8 million. The change is primarily related to increased expenditures for an expanded sales force and increased labor-related expenses including annual merit increases and certain bonuses.


     U.S. Medical Imaging Business

     The increase in the Comprehensive Medical Imaging Group was approximately 41 percent or $8 million. Increased costs of approximately $2.1 million resulted from a full year's worth of expenses in 1999 compared to approximately nine months in 1998. Acquisition related expenses contributed approximately $3.2 million of the increase in 1999.


     International Operations

     The increase in the Syncor Overseas Ltd. Group was approximately 77 percent or $3.5 million. Approximately $1.5 million is associated with the start-up or acquisition of sites during 1999. In addition, the remainder of the increase is attributable to the continued expansion of existing sites and the addition of new management resources to support the expansion of this group.


     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased $4.3 million in 1999 or 28 percent over 1998. The majority of the increase, or approximately $2.7 million, is attributable to CMI, which incurred a full year's worth of expense in 1999 and acquired certain facilities. The balance of the increase relates to the expansion and growth of the international operations and continued information systems related expenses.


     LIQUIDITY

     The Company's strategies have improved operations in terms of both profitability and cash flow. These improvements have led to better liquidity for the Company. In 2000, the Company saw year over year improvements in its cash flow from operations and working capital. The growth in trade receivables is comparable to the sales growth while the growth in patient receivables is primarily related to receivables acquired in acquisitions. In December, the Company made a purchase of a four months' supply of Cardiolite(R) inventory at favorable terms. This inventory is expected to be completely utilized by mid to late April 2001. The Company's growth in the medical imaging and international businesses was primarily a result of start-ups and acquisitions. In 2000, the Company acquired additional imaging centers or consolidated ownership in existing centers for approximately
     $51 million of additional borrowings under the existing line of credit and the assumption of approximately $16 million in debt. The results of these acquisitions are partly reflected in the change in the categories of "Property and Equipment", Goodwill, and "Other" assets. The Company expects to finance continuing growth in both the medical imaging business and certain foreign operations through additional borrowings. As a result of these decisions, the Company increased its line of credit from $100 million in the prior year to $150 million as of December 31, 2000. The Company had approximately $41 million available for borrowing under the line of credit at December 31, 2000. The Company also has the authority from its Board of Directors to increase the amounts available under the line of credit to $200 million. The Company believes that sufficient resources are available through a combination of internal and external sources to fund all of its operating and business expansion needs in the coming year.


     CAPITAL RESOURCES

     The Company's medical imaging operations, both foreign and domestic, are extremely capital intensive. The Company may, from time to time, purchase new equipment, or update or enhance existing equipment. The costs of these purchases or enhancements can be relatively minor or well over $1 million per piece of equipment. The Company is constantly evaluating its needs for acquiring new equipment or improving existing equipment.


     RECENT DEVELOPMENTS IN MEDICARE REIMBURSEMENT

     Changes to the current framework by which the Federal government reimburses healthcare providers for healthcare services could have an impact on the Company's revenues. In June 1998, the Health Care Financing Administration (HCFA), acting pursuant to the Balanced Budget Act of 1997, published a proposed reimbursement schedule that, if implemented, would have resulted in reductions in Medicare reimbursement for medical imaging services over a four-year phase-in period. HCFA did not enact these reductions but has indicated that it is still continuing to evaluate these rates. The final outcome to the proposed fee restructuring and the impact on diagnostic facilities, and on the Company, cannot be predicted at this time.

     Starting August 1, 2000 HCFA began using prices submitted by manufacturers to set reimbursement for many hospital outpatient drugs, including radiopharmeuticals, rather than reimbursing these products as a direct pass-through. The Company's pharmacy services business does not get reimbursement from HCFA; however, the introduction of set reimbursemnt rates could have an impact on the hospitals that purchase their radiopharmaceuticals from Syncor, and that impact, in turn, could affect the Company's revenues. The Company cannot predict at this time what impact these changes will have on the radiopharmacy business.


     ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Interest income earned on the Company's investment portfolio is affected by changes in the general level of U.S. interest rates. The Company's line of credit borrowings effectively bear interest at variable rates and therefore, changes in U.S. interest rates affect interest expense incurred thereon. Changes in interest rates do not affect interest expense incurred on the Company's fixed rate debt. The following table provides information about the Company's financial debt instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates. The Company did engage in a minor interest rate swap during this period. Any gain or loss on this transaction would not materially affect the financial results. The fair value of the financial instruments approximate the carrying value.



     DECEMBER 31, 2000
     (IN THOUSANDS)             2001     2002     2003     2004       2005  Thereafter     Total
     ___________________________________________________________________________________________


     Long-term debt
       Fixed rate             $9,706   $7,785   $5,994   $4,964   $  3,680     $2,788   $ 34,917
       Average interest rate    9.48%    9.42%    9.11%    8.69%      8.03%      5.34%
       Variable rate          $2,385   $4,575   $    -   $    -   $108,100     $    -   $115,060
       Average interest rate    8.29%    8.31%    8.35%    8.35%      8.35%
     ___________________________________________________________________________________________




     ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


     The Company's consolidated financial statements at December 31, 2000 and 1999 and the Report of KPMG LLP, Independent Accountants, are included in this Annual Report on Form 10-K on pages F-1 through F-20.

                                   PART III



     ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information called for by this Item 10 is incorporated by reference from our definitive Proxy Statement for our Annual Meeting of Stockholders, to be held on June 19, 2001, which will be filed with the Commission pursuant to Regulation 14A of the Securities and Exchange Commission ("Regulation 14A") within 120 days from December 31, 2000.

     Based solely upon our review of Forms 3, 4 and 5 furnished to us, we believe that all reports required to be filed during 2000 pursuant to
     Section 16(b) of the Securities Exchange Act of 1934 were timely filed.


     ITEM 11.	EXECUTIVE COMPENSATION.

     The information called for by this Item 11 is hereby incorporated by reference from our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 19, 2001.


     ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT.

     The information called for by this Item 12 is hereby incorporated by reference from our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 19, 2001.


     ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by this Item 13 is hereby incorporated by reference from our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 19, 2001.

                                   PART IV



     ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                FORM 8-K.

     The following documents are filed as part of this report:

       (a)  1.  Consolidated Financial Statements.

								Page
                                                                ____

                Independent Auditors' Report			F-1
                Consolidated Balance Sheets			F-2
                Consolidated Statements of Income		F-3
                Consolidated Statements of Stockholders'
                  Equity and Comprehensive Income		F-4
                Consolidated Statements of Cash Flows		F-5
                Notes to Consolidated Financial Statements	F-6



            2.  Financial Statement Schedules.

                The following schedule supporting the financial statements of the Company is included herein:

								Page
                                                                ____

                Schedule II  Valuation and Qualifying Accounts	S-1


		All other schedules and financial statements of the Company are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.


       (b)  Reports on Form 8-K filed in the Quarter Ended December 31, 2000.

		None.

       (c)  Exhibits.

            Exhibit
            No. 		Description


            3.   Certificate of Incorporation and By-Laws

            3.1	 Restated Certificate of Incorporation of the Company filed
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

           10.6 First Amendment to the Syncor International Corporation 1990 Master Stock Incentive Plan, as amended and restated as of June 23, 1999, filed as Exhibit 10.4 to the Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.*

           10.7 Form of Stock Option Agreement substantially as entered into between the Company and certain employee Directors and employees filed as Exhibit 10.15 to the Form 10-K for year ended December 31, 1993, and incorporated herein by reference.*

           10.8 Form of Stock Option Agreement substantially as entered into between the Company and certain non-employee Directors filed as Exhibit 10.16 to the Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.*

           10.9 Non-Employee Director 1995 Stock Incentive Award Agreement dated January 24, 1995 entered into between the Company and Arnold E. Spangler, filed as Exhibit 10.17 to the Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.*

           10.10 Non-Employee Director 1995 Stock Incentive Award Agreement dated January 24, 1995 entered into between the Company and George S. Oki, filed as Exhibit 10.18 to the Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.*

           10.11 Non-Employee Director 1995 Stock Incentive Award Agreement dated April 29, 1996, entered into between the Company and Gail Wilensky, filed as Exhibit 4.3(b) to the Registration Statement on Form S-8 filed on December 20, 1996 to register the shares underlying said Award Agreement, and incorporated herein by reference.*

           10.12 Non-Employee Director 1995 Stock Incentive Award Agreement dated April 29, 1996, entered into between the Company and Steven Gerber, filed as Exhibit 4.3(a) to the Registration Statement on Form S-8 filed on December 20, 1996 to register the shares underlying said Award Agreement, and incorporated herein by reference.*

           10.13 Subscription Agreement, dated July 15, 1996, executed by Syncor Management Corporation in favor of American Tax Credit Corporate Fund III, L.P., together with a Promissory Note, dated July 15, 1996, executed by Syncor Management Corporation in favor of John Hancock Mutual Life Insurance Company, as assignee of Corporate Credit, Inc., and the Guarantee of Parent Corporation, dated July 15, 1996, executed by the Company in favor of John Hancock Mutual Life Insurance Company, as assignee of Corporate Credit, Inc. These agreements were filed as Exhibit 10.15 to the Form
		 10-K for the year ended December 31, 1996, and are incorporated herein by reference.

           10.14 The Office Lease, dated as of September 30, 1996, between Massachusetts Life Insurance Company and the Company, relating to the office lease for the Company's corporate headquarters in Woodland Hills, California, filed as Exhibit
		 10.19 to the Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

           10.15 Lease, dated May 30, 1996, between the Company and Technology Park/Atlanta, Inc., relating to the office lease for the Company's administrative office in Duluth, Georgia, filed as
		 Exhibit 10.20 to the Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

           10.16 Office Lease, dated October 19, 2000, between the Company and Nomura-Warner Center Associates, L.P.

           10.17 Non-employee Director Stock Compensation Plan, dated August 27, 1996, filed as Exhibit 4.3 to the Form S-8 Registration Statement filed by the Company with the SEC on December 20, 1996, and incorporated herein by reference.*

           10.18 Loan Agreement, dated March 31, 1997, among Syncor Pharmaceuticals, Inc., as borrower, the Company, as guarantor, and Bank One, NA (formerly The First National Bank of Chicago), as lender, filed as Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.

           10.19 Credit Agreement, dated August 8, 1997, between Syncor International Corporation and Mellon Bank, N.A., filed as
		 Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

           10.20 Syncor International Corporation Deferred Compensation Plan effective January 1, 1998, filed as Exhibit 10.24 to the Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.*

           10.21 Amendment No. 1 to Syncor International Corporation Deferred Compensation Plan, dated November 21, 2000.

           10.22 Executive Long-Term Performance Equity Plan, effective as of January 1, 1998, filed as Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.*

           10.23 First Amendment to Executive Long-Term Performance Equity Plan, dated as of November 17, 1998, filed as Exhibit 10.25 to the Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.*

           10.24 Second Amendment to Executive Long-Term Performance Equity Plan, dated as of June 23, 1999, filed as Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.*

           10.25 Third Amendment to Executive Long-Term Performance Equity Plan, dated as of June 20, 2000, filed as Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.

           10.26 Fourth Amendment to Executive Long-Term Performance Equity Plan, dated as of June 20, 2000, filed as Exhibit 10.2 to the Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.*

           10.27 Fifth Amendment to Executive Long-Term Performance Equity Plan, dated August 22, 2000, filed as Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference.*

           10.28 1998 Senior Management Stock Purchase Plan, effective as of June 16, 1998, filed as Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.*

           10.29 Universal Performance Equity Participation Plan, effective as of June 16, 1998, filed as Exhibit 10.2 to the Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.*

           10.30 First Amendment to the Universal Performance Equity Participation Plan, dated as of June 16, 1998, filed together with the Universal Performance Equity Plan that was filed as
		 Exhibit 10.2 to the Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.*

           10.31 Second Amendment to the Universal Performance Equity Participation Plan, dated as of June 23, 1999, filed as
		 Exhibit 10.2 to the Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.*

           10.32 Third Amendment to the Universal Performance Equity Participation Plan, dated as of June 23, 1999, filed as
		 Exhibit 10.3 to the Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.*

           10.33 New Employee Stock Option Plan, dated as of June 1, 1998, filed as Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.*

           10.34 First Amendment to the Syncor International Corporation New Employee Stock Option Plan, dated December 5, 2000.

           10.35 Form of Stock Option Agreement under the New Employee Stock Option Plan as entered into between the Company and certain employees, filed as Exhibit 10.31 to the Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.*

           10.36 Non-Qualified Stock Option Award Agreement, dated February 24, 1999, between the Company and Robert G. Funari, filed as
		 Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference.*

           10.37 Non-Employee Director 1999 Stock Incentive Plan, dated November 11, 1999, filed as Exhibit 10.35 to the Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.*

           10.38 Form of Non-Employee Director 1999 Stock Incentive Award Agreement, dated November 11, 1999, entered into between the Company and each of the non-employee directors (excluding Ronald Williams), filed as Exhibit 10.36 to the Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.*

           10.39 Split Dollar Agreement between the Company and the Monty and Wendy Fu 1998 Irrevocable Trust, dated January 8, 1999, filed as Exhibit 10.37 to the Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.*

           10.40 Employment Agreement of Robert G. Funari, dated as of January 1, 2000, filed as Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.*

           10.41 Employment Agreement of Monty Fu, dated as of January 1, 2000, filed as Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.*

           10.42 Term Loan Credit Agreement, dated as of May 5, 2000, between Bank One, N.A. and Syncor Management Corporation, filed as
		 Exhibit 10.7 to the Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.

           10.43 Credit Agreement, dated as of October 17, 2000, among the Company, Bank One, N.A., as Administrative Agent, Bank One Capital Markets, Inc., as Lead Arranger, The Bank of Nova Scotia, as Documentation Agent, and other lenders signatories thereto.

           10.44 Letter Amendment to Credit Agreement, dated February 5, 2001, between the Company and Bank One, N.A.

           21.   Subsidiaries of the Registrant

           23.   Independent Auditors' Consent and Report on Schedule


     _______________________________
     *  Management contract or compensatory plan

                                    SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     Date:  March 31, 2001           SYNCOR INTERNATIONAL CORPORATION


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




/s/ Monty Fu
__________________________	Chairman of the Board 			Date: March 31, 2001
  Monty Fu			and Director



/s/ Robert F. Funari
__________________________	President, Chief Executive 		Date: March 31, 2001
  Robert G. Funari		Officer (Principal Executive Officer)
				and Director


/s/ Michael E. Mikity
__________________________  	Senior Vice President, Chief		Date: March  31, 2001
  Michael E. Mikity		Financial Officer and Treasurer
				(Principal Financial
				and Accounting Officer)

/s/ Steven B. Gerber, M.D.
__________________________	Director				Date: March 31, 2001
  Steven B. Gerber, M.D.



/s/ George S. Oki
__________________________	Director				Date: March 31, 2001
  George S. Oki



/s/ Bernard Puckett
__________________________    	Director				Date: March 31, 2001
  Bernard Puckett



/s/ Arnold E. Spangler
__________________________	Director				Date: March 31,  2001
  Arnold E. Spangler



/s/ Henry N. Wagner, Jr., M.D.
__________________________    	Director				Date: March 31, 2001
  Henry N. Wagner, Jr., M.D.



/s/ Dr. Gail R. Wilensky
__________________________     	Director				Date: March 31, 2001
  Dr. Gail R. Wilensky



/S/ Ronald A. Williams
__________________________    	Director				Date: March 31, 2001
  Ronald A. Williams


     INDEPENDENT AUDITORS' REPORT


     The Board of Directors and Stockholders
     Syncor International Corporation:

     We have audited the accompanying consolidated financial statements of Syncor International Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Syncor International Corporation and subsidiaries as of December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                      /s/ KPMG LLP


     Los Angeles, California
     February 14, 2001

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


     CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,  DECEMBER 31,
     (IN THOUSANDS EXCEPT PER SHARE DATA)                                 2000          1999
     ________________________________________________________________________________________


     ASSETS

     Current Assets:
     Cash and cash equivalents                                       $ 24,330     $ 13,352
       Short-term investments                                           4,156        8,536
       Trade receivables, less allowance for doubtful
         accounts of $2,485 and $1,449, respectively                   81,716       73,962
       Patient receivables, less allowance for doubtful
         accounts of $6,543 and $3,199, respectively                   37,686       15,924
       Inventory                                                       59,926       21,727
       Prepaids and other current assets                               16,023       14,446
     _______________________________________________________________________________________

         Total current assets                                         223,837      147,947
     _______________________________________________________________________________________


     Marketable investment securities                                   1,190        1,185
     Property and equipment, net                                      114,286       66,640
     Excess of purchase price over net assets acquired, net
       of accumulated amortization of $14,524 and $11,577,
       respectively                                                   108,530       75,308
     Other                                                             22,728       21,562
     _______________________________________________________________________________________

                                                                     $470,571     $312,642

     =======================================================================================

     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities:
       Accounts payable                                              $ 83,683     $ 53,205
       Accrued liabilities                                             22,371        9,682
       Accrued wages and related costs                                 19,796       16,997
       Federal and state taxes payable                                  5,543        2,425
       Current maturities of long-term debt                            12,091        9,312
     ______________________________________________________________________________________

         Total current liabilities                                    143,484       91,621
     ______________________________________________________________________________________

     Long-term debt, net of current maturities                        137,886       76,326
     Deferred taxes                                                     3,321        4,358

     Stockholders' Equity:
       Common stock $.05 par value; authorized 40,000
         shares; issued 27,497 and 26,612 shares at
         December 31, 2000 and 1999, respectively                       1,376        1,330
     Additional paid-in capital                                       107,268       90,604
     Notes receivables from related parties                           (16,796)     (18,692)
     Accumulated other comprehensive loss                              (1,245)        (410)
     Employee savings and stock ownership loan guarantee               (1,685)      (3,370)
     Retained earnings                                                114,019       84,481
     Treasury stock, at cost, 3,072 and 2,786 shares
       at December 31, 2000 and 1999, respectively                    (17,057)     (13,606)
     ______________________________________________________________________________________

         Total stockholders' equity                                   185,880      140,337
     ______________________________________________________________________________________

                                                                     $470,571     $312,642

     ======================================================================================


     See accompanying Notes to Consolidated Financial Statements


     CONSOLIDATED STATEMENTS OF INCOME

                                                   YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
     (IN THOUSANDS EXCEPT PER SHARE DATA)                2000          1999          1998
     _____________________________________________________________________________________


     Net sales                                       $629,394      $520,309      $449,023
     Cost of sales                                    404,548       350,988       317,073
     _____________________________________________________________________________________

       Gross profit                                   224,846       169,321       131,950
     Operating, selling and administrative expenses   142,222       110,308        92,146
     Depreciation and amortization                     26,309        19,515        15,254
     _____________________________________________________________________________________

       Operating income                                56,315        39,498        24,550
     Other income (expense):
       Interest income                                  2,298         2,188         1,643
       Interest expense                               (10,248)       (7,014)       (5,291)
       Other, net                                         863          (756)        3,283
     _____________________________________________________________________________________

     Other income (expense), net                       (7,087)       (5,582)         (365)

     Income before income taxes                        49,228        33,916        24,185
     Provision for income taxes                        19,690        14,695        10,254
     _____________________________________________________________________________________

     Net income                                      $ 29,538      $ 19,221      $ 13,931

     =====================================================================================

     Net income per share - basic:

       Net income                                    $   1.23      $   0.82      $   0.65

     =====================================================================================

       Weighted average shares outstanding             23,948        23,340        21,452

     =====================================================================================

     Net income per share - diluted:

       Net income                                    $   1.11      $   0.75      $   0.61

     =====================================================================================

       Weighted average shares outstanding             26,657        25,478        22,678

     =====================================================================================


     See accompanying Notes to Consolidated Financial Statements


  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  AND COMPREHENSIVE INCOME

                                                                        ACCUMULATED OTHER
                                                                      COMPREHENSIVE INCOME
                                                                      ____________________
                                                           EMPLOYEE
                                                          SAVINGS &                                                 NOTES
                                                              STOCK                 FOREIGN                     RECIVABLE    TOTAL
                                               ADDITIONAL OWNERSHIP  UNREALIZED    CURRENCY                          FROM   STOCK-
                                   COMMON STOCK   PAID-IN      LOAN     LOSS ON TRANSLATION RETAINED  TREASURY    RELATED  HOLDERS'
(IN THOUSANDS)                    SHARES  AMOUNT  CAPITAL GUARANTEE INVESTMENTS  ADJUSTMENT EARNINGS     STOCK    PARTIES   EQUITY
___________________________________________________________________________________________________________________________________


BALANCE AT DECEMBER 31, 1997      20,158  $1,144  $54,489  $(6,741)     $  (17)     $ (313)  $51,329  $(12,524)  $     -  $ 87,367
Issuance of common stock           2,164     108   17,062                                                         (9,028)    8,142
Tax benefit from the exercise of
  stock options                                       445                                                                      445
Amortization of loan guarantee                               1,685                                                           1,685
Comprehensive Income:
Unrealized loss on investments                                            (300)
Foreign currency translation
  adjustment                                                                           103
Net income                                                                                    13,931
Total Comprehensive Income:                                                                                                 13,734
___________________________________________________________________________________________________________________________________

BALANCE AT DECEMBER 31, 1998      22,322  $1,252  $71,996  $(5,056)     $ (317)      $(210)  $65,260  $(12,524)  $(9,028) $111,373
Issuance of common stock           1,578      78   15,865                                                         (9,664)    6,279
Tax benefit from the exercise of
  stock options                                     2,743                                                                    2,743
Reacquisition of common stock
  for treasury                       (74)                                                               (1,082)             (1,082)
Amortization of loan guarantee                               1,686                                                           1,686
Comprehensive Income:
Unrealized loss on investments                                             172
Foreign currency translation
  adjustment                                                                          (55)
Net income                                                                                    19,221
Total Comprehensive Income:                                                                                                 19,338
___________________________________________________________________________________________________________________________________

BALANCE AT DECEMBER 31, 1999      23,826  $1,330  $99,604  $(3,370)      $(145)     $(265)   $84,481  $(13,606) $(18,692) $140,337
Issuance of common stock             885      46   10,400                                                                   10,446
Tax benefit from the exercise of
  stock options                                     6,264                                                                    6,264
Reacquisition of common stock
  for treasury                      (286)                                                               (3,451)             (3,451)
Amortization of loan guarantee                               1,685                                                           1,685
Payment from related parties                                                                                       1,896     1,896
Comprehensive Income:
Unrealized loss on investments                                            138
Foreign currency translation
  adjustment                                                                        (973)
Net income                                                                                    29,538
Total Comprehensive Income:                                                                                                 28,703
___________________________________________________________________________________________________________________________________

BALANCE AT DECEMBER 31, 2000      24,425  $1,376 $107,268  $(1,685)     $   (7)    $(1,238) $114,019  $(17,057) $(16,796) $185,880

===================================================================================================================================


  See accompanying Notes to Consolidated Financial Statements


     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        YEAR ENDED   YEAR ENDED   YEAR ENDED
                                                       DECEMBER 31, DECEMBER 31, DECEMBER 31,
     (IN THOUSANDS EXCEPT PER SHARE DATA)                     2000         1999         1998
     ________________________________________________________________________________________


     Cash flows from operating activities:
     Net income                                           $ 29,538     $ 19,221     $ 13,931
     Adjustments to reconcile net income to net cash
     provided operating activities:
         Depreciation and amortization                      26,309       19,515       15,254
       Provision for losses on receivables                   7,232          466        2,734
       Amortization of loan guarantee                        1,685        1,686        1,685
       Decrease (increase) in:
         Accounts receivable - trade                        (9,690)      (9,592)      (9,459)
         Accounts receivable - patient                     (20,615)      (1,348)      (1,401)
         Inventory                                         (38,153)     (10,219)      (5,935)
         Prepaids and other current assets                    (626)      (2,369)      (2,223)
         Other assets                                       (3,966)      (9,032)      (4,846)
       Increase (decrease) in:
         Accounts payable                                   29,969        8,647        5,566
         Accrued liabilities                                 5,102        1,597         (456)
         Accrued wages and related costs                     2,821        4,427       (1,110)
         Deferred compensation                                   -         (312)      (1,658)
         Federal and state tax payable                       9,408        4,001          630
     ________________________________________________________________________________________

         Net cash provided by operating activities          39,014       26,688       12,712


     Cash flows from investing activities:
       Purchase of property and equipment, net             (31,389)     (24,463)     (15,986)
       Acquisitions, net of cash acquired                  (51,498)     (18,031)     (45,338)
       Net increase in short-term investments                4,368       (3,823)      (2,124)
       Net decrease (increase) in long-term investments         (5)           6          (11)
       Unrealized gain (loss) in investments                   138          171         (300)
     ________________________________________________________________________________________

       Net cash used in investing activities               (78,386)     (46,140)     (63,759)

     Cash flows from financing activities:
       Issuance of common stock                             10,445        6,279        3,142
       Reacquisition of common stock                        (3,451)      (1,082)           -
       Proceeds from long-term debt                         44,270       23,643       46,271
       Repayment of long-term debt                          (2,420)      (9,955)     (10,070)
       Note receivable related parties                       1,896            -            -
     ________________________________________________________________________________________

       Net cash provided by financing activities            50,740       18,885       39,343


     Net (decrease) increase in cash and cash equivalents   11,368         (567)     (11,704)

     Effect of exchange rate on cash                          (390)          95          (10)

     Cash and cash equivalents at beginning of period       13,352       13,824       25,538

     Cash and cash equivalents at end of period            $24,330      $13,352      $13,824

     ========================================================================================


     See accompanying Notes to Consolidated Financial Statements

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION: The Company's business is primarily concentrated in three business segments. The first is the compounding, dispensing and distributing of radiopharmaceuticals to hospitals and clinics located within the United States. The second is the management and provision of medical diagnostic imaging services located within the United States. The third is providing both radiopharmaceuticals and radiology services outside of the United States. The consolidated financial statements include the assets, liabilities and operations of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments consist principally of time deposits and tax-exempt municipal securities and are carried at cost, which approximates market value.

     FINANCIAL INSTRUMENTS: The carrying value of financial instruments such as cash and cash equivalents, trade receivables, payables and floating rate short and long-term debt, approximate fair value.

     PATIENT RECEIVABLES: The Company receives payment for services rendered from federal and state agencies (under the Medicare, Medicaid and Champus programs), managed health care plans, commercial insurance companies, employers and patients. During the year ended December 31, 2000, approximately 11.4% of the Company's patient revenues related to patients participating in the Medicare and Medicaid programs. The Company does not believe that there are any other significant concentrations of revenues from any particular payer that would subject the Company to any significant credit risk in the collection of its patient accounts receivable.

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

     MARKETABLE INVESTMENT SECURITIES: Marketable investment securities consist primarily of corporate debt and United States government obligations. The Company classifies debt and marketable equity securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

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

     Revenues are recorded at estimated amounts collectible from patients and third-party payers for the services provided. Management believes that adequate provisions have been made for any potential adjustments.

     USE OF ESTIMATES: Company management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the reporting of sales and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     RECLASSIFICATIONS: Certain items in the prior years' consolidated financial statements have been reclassified to conform to the current year's presentation.



     NOTE 2.  ACQUISITIONS


     During 1999 and 2000, the Company made several acquisitions, predominantly in the medical imaging industry. The 1999 and 2000 acquisitions were made primarily by the Company's U.S. medical imaging subsidiary, CMI. International acquisitions were made by Syncor Overseas Ltd.

     In April 1999, the Company acquired two imaging centers for a total purchase price of $2.5 million plus the assumption of $1.0 million in debt. The Company also purchased the minority interests in certain open MRI sites for $6.8 million in 1999.

     During September 1999, the Company acquired a three-site operation in the Victorville, California area for $3.4 million plus the assumption of $1.7 million in debt. In addition, the Company completed the purchase of the remaining interest that the Company does not already own in two sites for $2.7 million plus the assumption of $2.5 million in debt. The remaining site acquisition was in Santa Maria, California for a total purchase price of $2.8 million.

     During March 2000, the Company acquired four imaging center sites. The first was the acquisition of three sites previously managed by the Company for a price of $2.7 million plus the assumption of $2.1 million in debt. The second was a site acquisition in Boynton Beach, Florida for a purchase price of $0.2 million plus the assumption of $1.3 million in debt.

     During April 2000, the Company acquired the remaining interest in seven managed imaging center sites for a total acquisition price of $8.7 million plus the assumption of $1.0 million of debt.

     During September 2000, the Company acquired 13 imaging centers located in California and Florida for a total acquisition price of $31 million plus the assumption of $1.3 million in debt.
     In addition, the Company acquired certain PET production facilities for an acquisition price of $.9 million plus the assumption of $5.8 million in debt.

     During November 2000, the Company acquired an imaging center and a catheterization laboratory in Trinidad and Tobago for an acquisition price of $2.0 million. In addition, the Company acquired a nuclear medicine business in Puerto Rico for $.75 million. In December 2000, the Company acquired an imaging center in Phoenix, Arizona for an acquisition price of $4.7 million plus the assumption of $4.2 million in debt.

     The Company accounted for these transactions as purchases and the purchase prices were allocated to accounts receivable, fixed assets and goodwill. Goodwill for these acquisitions is being amortized from 15 to 20 years. The results of operations related to the above 2000 and 1999 transactions are included in the Company's consolidated financial statements from the effective acquisition dates.

     The following unaudited pro forma information presents a summary of our consolidated results of operation as if the acquisitions had occurred on January 1, 1999:


                                                             YEAR ENDED   YEAR ENDED
                                                            DECEMBER 31, DECEMBER 31,
     (IN THOUSANDS, EXCEPT PER SHARE)                              2000         1999
     ________________________________________________________________________________


     Sales                                                     $676,196     $577,545
     Net Earnings                                              $ 34,303     $ 22,260
     Net Earnings per diluted share (continuing operations)    $   1.29     $   0.87

     ________________________________________________________________________________


     These unaudited proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred or the future results of operations of the consolidated entities.



     NOTE 3.  PROPERTY AND EQUIPMENT, NET


     The major classes of property were as follows:


                                                 DECEMBER 31,        DECEMBER 31,
     (IN THOUSANDS)                                     2000                1999
     ____________________________________________________________________________


     Land and buildings                             $ 14,197            $  7,785
     Furniture and equipment                         142,486              96,383
     Leasehold improvements                           27,290              18,411
     Construction in progress                          7,463               4,161
     ____________________________________________________________________________

                                                     191,436             126,740

     Less accumulated depreciation and amortization  (77,150)            (60,100)
     ____________________________________________________________________________

                                                    $114,286            $ 66,640

     ============================================================================




     NOTE 4.  MARKETABLE INVESTMENT SECURITIES


     Marketable investment securities consist of:


                                                            DECEMBER 31,  DECEMBER 31,
     (IN THOUSANDS)                                                2000          1999
     _________________________________________________________________________________


     Available-for-sale, at fair value, net of tax effect        $  690        $  685
     Held-to-maturity, at amortized cost                            500           500
     _________________________________________________________________________________

                                                                 $1,190        $1,185

     =================================================================================


     The amortized cost, gross unrealized holding gains and losses and fair value for available-for-sale and held-to-maturity securities by major security type at December 31, 2000 and 1999 were as follows:


                                                   2000 UNREALIZED
                                   AMORTIZED     HOLDING     HOLDING       FAIR
     (IN THOUSANDS)                     COST       GAINS      LOSSES      VALUE
     ___________________________________________________________________________


     Available-for-sale:
     Corporate debt securities       $  697         $  -       $ (7)       $690
     ___________________________________________________________________________


     Held-to-maturity:
     U.S. Treasury securities           500            -          -         500
     ___________________________________________________________________________

                                     $1,197         $  -       $ (7)     $1,190

     ===========================================================================



                                                   1999 UNREALIZED
                                  AMORTIZED      HOLDING     HOLDING       FAIR
     (IN THOUSANDS)                    COST        GAINS      LOSSES      VALUE
     ___________________________________________________________________________


     Available-for-sale:
     Corporate debt securities       $  697         $ 55       $(67)     $  685
     ___________________________________________________________________________

     Held-to-maturity:
     U.S. Treasury securities           500            -          -         500
     ___________________________________________________________________________

                                     $1,197         $ 55       $(67)     $1,185

     ===========================================================================



     The unrealized holding losses on held-to-maturity securities have not been recognized in the accompanying consolidated financial statements.

     Maturities of investment securities classified as available-for-sale and held-to-maturity at December 31, 2000 and 1999 were as follows:

                                                      2000                 1999
     _________________________________________________________________________________

                                             AMORTIZED      FAIR   AMORTIZED     FAIR
     (IN THOUSANDS)                               COST     VALUE        COST    VALUE
     _________________________________________________________________________________


     Available-for-sale:
     Due after one year through five years        $499     $499         $499     $493
     Due after five years through ten years       $198     $191         $198     $192

     Held-to-maturity:
     Due within one year                          $500     $500         $500     $500

     =================================================================================




     NOTE 5.  LINE OF CREDIT


     At December 31, 2000, the Company had an unsecured revolving line of credit for short-term borrowings aggregating $150,000,000, which is available through October 17, 2005. The line of credit was increased from $100,000,000 to $150,000,000 effective October 17, 2000. The terms of this revolving credit line include two interest rate borrowing options, the Eurodollar rate plus an applicable margin or the bank's Prime rate (9.5 percent at December 31, 2000). As of December 31, 2000, the availability of the line of credit was reduced by $1.2 million as a result of outstanding standby letters of credit resulting in available credit of $40.7 million. To maintain this line of credit, the Company is required to pay a quarterly commitment fee of 1/4 of one percent per annum on the unused portion.

     The line of credit agreement specifies that certain covenants (including limitations on investments and acquisitions, new borrowings and issuance of new stock) be maintained. Certain financial ratios (including minimum Net Worth, EBITDA ratio and Fixed Charge Coverage ratio) also need to be maintained under this agreement. As of December 31, 2000, the Company was in compliance with all debt covenants under the credit line agreement.



     NOTE 6.  LONG TERM DEBT


     The Company's long-term debt was as follows:


                                                                        DECEMBER 31, DECEMBER 31,
     (IN THOUSANDS)                                                            2000         1999
     ____________________________________________________________________________________________


     Notes payable, unsecured, payable in installments through 2012,
       with effective interest rates ranging from 8.19% to 9%               $   905      $   919
     ____________________________________________________________________________________________

     Note payable, unsecured, payable in installments through 2001, with a floating interest rate of either the lower of prime or
       LIBOR plus .75%, 6.97% and 6.57% at December 31, 2000
       and 1999, respectively                                                 1,685        3,371
     ____________________________________________________________________________________________

     Notes payable, secured, payable in installments through 2003, with a non-interest bearing rate, net of unamortized discount at 8.38% to 9.58% of $47 and $110 at December 31, 2000
       and 1999, respectively                                                 2,519        1,575
     ____________________________________________________________________________________________

     Note payable, unsecured, payable in installments through 2002, with a floating interest rate of LIBOR plus .95%, 7.39% and
       6.95% at December 31, 2000 and 1999, respectively                      5,275        5,975
     ____________________________________________________________________________________________

     Line of credit, unsecured, payable in lump sum on October 1, 2005 with a floating interest rate of LIBOR plus 1.50% or prime rate, with interest rates ranging from 8.18% to 9.50% and
       with average interest rate for 2000 of 7.82%                         108,100       52,700
     ____________________________________________________________________________________________
     Notes payable, payable in varying installments through 2012
       with effective interest rates ranging from 5.28% to 11.5%              6,817        7,878
     ____________________________________________________________________________________________

     Non-Compete agreement paid in varying installments through 2002,
       with effective interest rate of 6%                                       264          668
     ____________________________________________________________________________________________

     Capital Lease obligations, payable in installments through 2005,
       with effective interest rates from 5.51% to 15.57%                    24,412       12,552
     ____________________________________________________________________________________________

     Total debt                                                             149,977       85,638
     ____________________________________________________________________________________________

     Less current maturities of long-term debt                               12,091        9,312
     ____________________________________________________________________________________________

     Long-term debt, net of current maturities                             $137,886     $ 76,326

     ============================================================================================


     At December 31, 2000, long-term debt maturing over the next five years is as follows: 2001, $12,091; 2002, $12,360; 2003, $5,994; 2004,
     $113,064; 2005, $3,680 and $2,788 thereafter.

     Interest paid was $10,128, $6,945, and $5,392 for the years ended December 31, 2000, 1999 and 1998, respectively.



     NOTE 7.  INCOME TAXES


     Total income tax expense for the years ended December 31, 2000 and 1999 was allocated as follows:


                                                 YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
     (IN THOUSANDS)                                    2000          1999          1998
     _______________________________________________________________________________________


     Domestic income                                $18,155       $13,914       $10,254
     Foreign income                                   1,536           781             -
     Total income from continuing operations         19,691        14,695        10,254
     Stockholders' equity for compensation
       expense for for tax purposes in excess
       of amounts recognized for financial
       reporting                                    (6,262)        (2,743)         (445)
     _______________________________________________________________________________________

                                                   $13,429        $11,952        $9,809

     =======================================================================================


     Income tax expense (benefit) attributable to income from continuing operations consisted of:


                        YEAR ENDED      YEAR ENDED     YEAR ENDED
                       DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
     (IN THOUSANDS)           2000            1999           1998
     _______________________________________________________________


     Current:
       Federal             $16,963         $ 9,281        $ 8,022
       Foreign               1,551             781              0
       State                 3,863           2,324          1,715
     _______________________________________________________________
                            22,377          12,386          9,737
     Deferred:
       Federal              (2,212)          2,163            625
       Foreign                 (15)              0              0
       State                  (459)            146           (108)
     _______________________________________________________________

                            (2,686)          2,309            517
     _______________________________________________________________

                           $19,691         $14,695        $10,254

     ===============================================================


     The amounts differed from the amounts computed by applying the federal income tax rate of 35 percent to pretax income from continuing operations as a result of the following:


                                                          YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                         DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
     (IN THOUSANDS)                                             2000          1999          1998
     ____________________________________________________________________________________________


     Federal income taxes at "expected" rate                 $17,230      $ 11,871      $  8,465
       Increase (reduction) in income taxes resulting from:
         Meals and entertainment                                 273           221           205
         Tax exempt interest                                     (53)          (50)          (95)
         Non-deductible amortization of intangible assets        407           365           343
         Foreign losses and foreign tax rate differential        926         1,027           789
     State taxes, net of Federal benefit                       2,213         1,605         1,045
     Utilization of general business credits                  (1,340)         (631)         (578)
     Other                                                        34           287            80
     ____________________________________________________________________________________________

                                                             $19,690       $14,695       $10,254

     ============================================================================================


     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999, are presented below:


                                                                        DECEMBER 31, DECEMBER 31,
     (IN THOUSANDS)                                                            2000         1999
     ___________________________________________________________________________________________


     Deferred tax assets:
     Net operating loss and credit carryforwards                              $  66     $    232
     Compensated absences, principally due to accrual
       for financial reporting purposes                                       2,253        1,799
     Accounts receivable, due to allowance for doubtful accounts              3,469        1,490
     Accrued liabilities, primarily due to self-insurance and other
       contingency accruals for financial reporting purposes                  3,536        1,881
     Deferred compensation, due to accrual for financial reporting purposes   3,341        3,159
     Covenant not to compete due to difference in amortization                  542          602
     Other                                                                      754          481
     ___________________________________________________________________________________________

     Total gross deferred tax asset                                         $13,961       $9,644

     ===========================================================================================



                                                                        DECEMBER 31, DECEMBER 31,
     (IN THOUSANDS)                                                            2000         1999
     ___________________________________________________________________________________________


     Deferred tax liabilities:
     Plant and equipment, due to difference in depreciation                  $1,801       $1,203
     Partnership basis, due to book to tax differences at partnership level     621          501
     Deferred expenses                                                          126          150
     Goodwill                                                                 3,147        2,420
     Other                                                                      255           45
     ___________________________________________________________________________________________

     Total gross deferred tax liabilities                                    $5,950       $4,319
     ___________________________________________________________________________________________

     Net deferred tax asset                                                  $8,011       $5,325

     ===========================================================================================


     Management has reviewed the recoverability of deferred income tax assets and has determined that it is more likely than not that the deferred tax assets will be fully realized through future taxable earnings. The net deferred tax asset is recorded on the balance sheet in Prepaid and other current assets. Income tax payments amounted to $12,299, $7,704, and $9,613 for the years ended December 31, 2000, 1999, and 1998 respectively.

     Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries and other foreign investments carried at equity. The amount of such earnings included in consolidated retained earnings at December 31, 2000 was approximately $4,325. These earnings have been substantially reinvested, and we do not plan to initiate any action that would precipitate the payment of income taxes thereon.



     NOTE 8.  COMMITMENTS


     The Company leases facilities, vehicles and equipment with terms ranging from three years to fifteen years. The majority of property leases contain renewal options and some have escalation clauses for increases in property taxes, Consumer Price Index and other items.

     The Company leases certain items of equipment under capital leases which had an approximate cost of $29,039, $17,144, and $13,148, at December 31, 2000, 1999 and 1998 respectively, and accumulated depreciation of $7,139, $5,603, and $4,702, respectively. The cost increase over the prior year was due primarily to the acquisition of the medical imaging businesses of CMI and their related capital leases.

     The Company was not fully utilizing a building and, accordingly, sublet a portion of it to a third party for the balance of the lease term.

     Future minimum lease payments under capital leases and noncancelable operating leases with terms greater than one year and related sublease income at December 31, 2000 were as follows:


     YEAR ENDING DECEMBER 31,             CAPITAL LEASES   OPERATING LEASES   SUBLEASE INCOME
     (IN THOUSANDS)
     ________________________________________________________________________________________


          2001                                   $ 8,486            $11,871             $ 85
          2002                                     7,563              9,421                5
          2003                                     5,987              7,780                -
          2004                                     4,738              5,966                -
          2005                                     2,263              4,152                -
          Thereafter                                   -              6,526                -
     ________________________________________________________________________________________

                                                 $29,037            $45,716             $ 90

     ========================================================================================

     Less amount representing interest            (4,625)
     ________________________________________________________

     Present value of net minimum lease payments $24,412

     ========================================================


     Rental expense under operating leases was $11,450, $10,173, and $8,199 for the years ended December 31, 2000, 1999 and 1998, respectively.



     NOTE 9.  STOCK OPTIONS AND RIGHTS


     Options to purchase common stock have been granted under various plans to officers, directors and other employees at prices equal to the market prices at date of grant. An aggregate of 11,082,000 shares have been authorized for issuance under the various plans as of December 31, 2000. Options are generally exercisable at a rate of 25 percent per year beginning one year from the date of grant and expire ten years after the date of grant. At December 31, 2000, 3,205,000 shares were reserved for issuance under the various plans.

     The per share weighted-average fair value of stock options granted during 2000, 1999 and 1998 was $20.14, $21.47, and $11.34, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:
     2000 expected dividend yield of 0%, risk-free interest rate of 6.33%, expected volatility of 63.25% and an expected life of 5.63 years. 1999 expected dividend yield of 0%; risk-free interest rate of 5.62%; expected volatility of 58.7% and an expected life of 5.21 years;
     1998 expected dividend yield of 0%; risk-free interest rate of 4.8%; expected volatility of 60.4% and an expected life of 5.19 years.

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


                                              YEAR ENDED     YEAR ENDED     YEAR ENDED
                                             DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
     (IN THOUSANDS, EXCEPT PER SHARE DATA)          2000           1999           1998
     __________________________________________________________________________________


     Net income
       As reported                               $29,538        $19,221        $13,931
       Pro forma                                 $11,307        $15,545        $11,343
     Earnings per share
     Basic:
       As reported                               $  1.23        $  0.82        $  0.65
       Pro forma                                 $  0.47        $  0.66        $  0.53
     Diluted:
       As reported                               $  1.11        $  0.75        $  0.61
       Pro forma                                 $  0.42        $  0.61        $  0.50

     ==================================================================================


     A summary of employee stock options is as follows:


                                                                   WEIGHTED
                                                NUMBER OF           AVERAGE
     (IN THOUSANDS, EXCEPT SHARE PRICE)            SHARES    EXERCISE PRICE
     ___________________________________________________________________________


     Outstanding at December 31, 1997               2,822            $ 5.11
     Granted                                        3,370            $ 8.28
     Exercised                                       (408)           $ 6.02
     Cancelled                                        (86)           $ 5.10
     ___________________________________________________________________________

     Outstanding at December 31, 1998               5,698            $ 6.88
     Granted                                        2,144            $15.60
     Exercised                                       (806)           $ 4.63
     Cancelled                                       (482)           $ 8.68
     ___________________________________________________________________________

     Outstanding at December 31, 1999               6,554            $ 9.47
     Granted                                        2,818            $29.71
     Exercised                                       (865)           $ 6.87
     Cancelled                                       (630)           $10.46
     ___________________________________________________________________________

     Outstanding at December 31, 2000               7,877            $16.70

     ===========================================================================


     At December 31, 2000, the range of exercise prices and weighted average remaining contractual life of outstanding options was $4.25 to $38.00 and eight years, respectively.

     At December 31, 2000, 1999, and 1998, the number of options exercisable was approximately 3,269,000, 1,976,000 and 2,008,000, respectively, and the weighted average exercise price of those options was $14.86, $6.40, and $5.58, respectively.

     The Company derives a tax benefit from the options exercised and sold by employees and the benefit is credited to additional paid-in capital.

     In September 1999, the Company adopted a new Rights Plan and declared a dividend distribution of one right for each outstanding share of the Company's common stock. The new Rights Plan replaced the Company's original rights plan, which was set to expire in September 1999. The rights under the new Rights Plan are set to expire in September 2009, unless redeemed earlier by the Board. At least once every three years, an independent committee of the Board will review the Rights Plan and, if the committee deems it appropriate, recommend to the entire Board that the Rights Plan be modified or terminated. Each right represents the right to purchase, if and when the right becomes exercisable, a unit consisting of one share of Syncor common stock at a per unit price of $90 (the "Purchase Price"). The rights generally will be exercisable only if a person or group (an "Acquiring Person") acquires beneficial ownership of 15% or more of Syncor's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of Syncor's common stock (other than as a result of repurchases of stock by Syncor, or certain purchases by institutional or similar stockholders so long as they do not own 20% or more). In the event any person becomes an Acquiring Person (other than pursuant to an offer for all shares that the majority of the independent directors not associated or affiliated with the Acquiring Person determines to be adequate and otherwise in the best interest of the Company and its stockholders), each of the rights becomes a discount right entitling the holder (other than the Acquiring Person) upon payment of the Purchase Price, to common stock having a value equal to twice the Purchase Price (i.e., $180 worth of Syncor stock for a purchase price of $90). If following someone becoming an Acquiring Person, the Company engages in a merger or other business combination in which the Company does not survive or the common stock is changed or exchanged, or transfers more than 50% of its assets, cash flow or earning power in one transaction or a series of related transactions, each right becomes a right (except for the Acquiring Person) to acquire common shares of the other party to the transaction having a value equal to twice the Purchase Price.



     NOTE 10.  EMPLOYEE BENEFIT PLANS


     The Company's 401(k) plan is open to all employees who are at least 18 years of age and have a minimum of twelve consecutive months of service. In 1989, the Company's Board of Directors amended the plan to an Employees' Savings and Stock Ownership Plan (ESSOP) to allow the plan to acquire two million of the Company's shares through a leveraged employee stock ownership plan transaction. In June 1995, September 1996, and August 1997, an additional 1,500,000 shares, in total, which were purchased in the open market, were contributed to the plan. These shares were originally classified as "treasury stock." The contributions totaled $8,657,000 and reflected the fair market value at the time of contribution. In connection with these transactions, the Company made a loan to the ESSOP. The ESSOP loan had an outstanding balance of $1,685,000 at December 31, 2000.

     Under the ESSOP, participants may contribute one percent to fourteen percent of their compensation to 401(k) investment options and an additional two percent of their compensation to purchase Company stock. The Company makes matching contributions to 50 percent of the employees' 401(k) investment contributions up to a maximum of four percent of the employees' compensation and to 100 percent of the employees' Company stock purchases up to two percent of the employees' compensation. The Company's matching contribution is made in Company stock and reflects the ESSOP loan payment. The number of shares of stock available to match employee contributions is directly related to the amount of principal payments made on the ESSOP loan. Once the number of available shares is determined, the Company matches the employees' contributions as described above by determining the fair market value of the available stock. The remainder of any shares not allocated after all matching is complete will be allocated to all eligible employees based on relative compensation.

     Participants are fully and immediately vested in their contributions and vest in employer contributions over a five-year period of continuous employment. After five years of continuous employment, any further employer contributions are fully and immediately vested. The Company's contributions for the years ended December 31, 2000, 1999 and 1998 amounted to $1,895,000, $1,957,000, and $2,091,000, respectively, of which $1,685,000, $1,686,000, and $1,685,000, respectively, were used to pay down principal on the ESSOP loan and $210,000, $271,000, and $406,000, respectively, to pay interest.


     NOTE 11.  NET INCOME PER SHARE


     The following table presents the computation of basic earnings per share (EPS):


     (IN THOUSANDS,                FOR THE YEAR ENDED                FOR THE YEAR ENDED                  FOR THE YEAR ENDED
     EXCEPT PER SHARE DATA)         DECEMBER 31, 2000                 DECEMBER 31, 1999                   DECEMBER 31, 1998

                               Income       Shares Per Share     Income        Shares Per Share     Income        Shares Per Share
                           (Numerator)(Denominator)   Amount (Numerator) (Denominator)   Amount (Numerator) (Denominator)   Amount
     ______________________________________________________________________________________________________________________________


     Income from continuing
       Operations             $29,538                           $19,221                            $13,931
     Basic EPS                $29,538       23,948     $1.23    $19,221        23,340     $0.82    $13,931        21,452     $0.65
                                                       =====                              =====                              =====

     Effect of Dilutive
       Stock Options                         2,709                              2,138                              1,226
                                             _____                              _____                              _____
     Diluted EPS              $29,538       26,657     $1.11    $19,221        25,478     $0.75     $13,931       22,678     $0.61
                                                       =====                              =====                              =====



     NOTE 12.  LITIGATION AND CONTINGENCIES


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



     NOTE 13.  BUSINESS SEGMENTS


     The Company is currently in three different business segments: The first segment is the compounding, dispensing, and distribution of radiopharmaceuticals in the United States. The second segment is the provision of medical diagnostic imaging services in the United States. The third segment is the compounding, dispensing, and distribution of radiopharmaceuticals and the provision of radiology services outside of the United States. Prior to 1998, the Company had only minimal participation in segments other than the radiopharmaceuticals segment.


     (IN THOUSANDS)
     U.S. PHARMACY SERVICES BUSINESS         2000           1999
     ___________________________________________________________________________


       Revenues                          $488,983       $440,322
       Operating Income                  $ 58,706       $ 48,090
       Total Assets                      $160,256       $106,010
       Capital Expenditures              $  4,707       $  3,714
       Depreciation/Amortization         $  4,097       $  4,256

     U.S. MEDICAL IMAGING BUSINESS           2000           1999
     ___________________________________________________________________________

       Revenues                          $100,848       $ 55,187
       Operating Income                  $ 12,467       $  5,881
       Total Assets                      $192,826       $122,020
       Capital Expenditures              $  9,815       $  5,961
       Depreciation/Amortization         $ 13,132       $  7,674

     INTERNATIONAL OPERATIONS                2000           1999
     ___________________________________________________________________________

       Revenues                          $ 39,563       $ 24,800
       Operating Income                  $  1,864       $     55
       Total Assets                      $ 66,806       $ 38,478
       Capital Expenditures              $  9,300       $  8,002
       Depreciation/Amortization         $  3,503       $  2,742

     UNALLOCATED CORPORATE                   2000           1999
     ___________________________________________________________________________

       Operating Loss                    $(16,722)      $(14,528)
       Total Assets                      $ 50,683       $ 46,134
       Capital Expenditures              $  7,567       $  6,786
       Depreciation/Amortization         $  5,577       $  4,843


                                                       OPERATING         TOTAL
     GEOGRAPHIC SEGMENTS                 REVENUES         INCOME        ASSETS
     ___________________________________________________________________________


       United States
       2000                              $589,831       $ 54,451      $403,765
       1999                              $495,509       $ 39,443      $274,164

       Rest of World
       2000                              $ 39,563       $  1,864      $ 66,806
       1999                              $ 24,800       $     55      $ 38,478

     ============================================================================




     SELECTED QUARTERLY RESULTS OF OPERATIONS


     The unaudited quarterly operating results in the Selected Quarterly Results of Operations have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments necessary for a fair presentation for the periods presented.

     Unaudited calendar quarterly information is summarized below:


     (IN THOUSANDS, EXCEPT PER SHARE DATA) MARCH 31, JUNE 30, SEPTEMBER 30, DECEMBER 31,   2000
     __________________________________________________________________________________________


     Net sales                             $148,958  $154,366     $155,462   $170,608  $629,394
     Gross profit                          $ 50,958  $ 55,479     $ 55,418   $ 62,991  $224,846
     Net income                            $  7,480  $  9,078     $  6,258   $  6,722  $ 29,538

     Net income per share:
       Basic                               $    .32  $    .38     $    .26   $    .28  $   1.23
       Diluted                             $    .30  $    .34     $    .23   $    .25  $   1.11
     Weighted average shares outstanding:
       Basic                               $ 23,726  $ 23,772     $ 24,091   $ 24,201  $ 23,948
       Diluted                             $ 25,190  $ 26,328     $ 27,374   $ 26,936  $ 26,657
     __________________________________________________________________________________________

     Market price per share
       High                                $  16.50  $  36.00     $  43.95   $  39.06  $  43.95
       Low                                 $  11.02  $  13.00     $  32.75   $  23.75  $  11.02
     __________________________________________________________________________________________



     (IN THOUSANDS, EXCEPT PER SHARE DATA) MARCH 31, JUNE 30, SEPTEMBER 30, DECEMBER 31,   1999
     __________________________________________________________________________________________


     Net sales                             $123,868   $130,290    $131,508   $134,643  $520,309
     Gross profit                          $ 38,582   $ 43,245    $ 42,705   $ 44,789  $169,321
     Net income                            $  5,029   $  6,387    $  3,194   $  4,611  $ 19,221

     Net income per share:
       Basic                               $   0.22   $   0.27    $   0.14   $   0.19  $   0.82
       Diluted                             $   0.20   $   0.25    $   0.12   $   0.18  $   0.75
     Weighted average shares outstanding:
       Basic                                 22,726     23,350      23,610     23,692    23,340
       Diluted                               24,786     25,514      25,874     25,682    25,478
     __________________________________________________________________________________________

     Market price per share:
       High                                $  17.25   $  18.00    $  20.00   $  20.36  $  20.36
       Low                                 $  12.25   $  12.96    $  14.50   $  13.37  $  12.25
     __________________________________________________________________________________________
