Form 10-K/A
period 2000-12-31
SYNCOR INTERNATIONAL CORP /DE/
filed 2001-05-08
CIK 202763

[DUE TO A TECHNICAL PROBLEM, PART I OF THE FORM 10-K FILED ON APRIL 2, 2001 DID NOT APPEAR IN THE SEC'S EDGAR ARCHIVE; THIS FILING IS
MADE TO CORRECT THE PROBLEM.  THIS FILING ALSO REPLACES EXHIBIT
10.34 OF THE FORM 10-K.]


               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549


     ______________________________________________________


                           FORM 10-K



    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                SECURITIES EXCHANGE ACT OF 1934

     ______________________________________________________

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                 COMMISSION FILE NUMBER 0-8640


                SYNCOR INTERNATIONAL CORPORATION
     (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                        85-0229124
 (State or other jurisdiction of          (I.R.S. Employer
  incorporation or organization)        Identification No.)

   6464 CANOGA AVENUE, WOODLAND              91367-2407
        HILLS, CALIFORNIA

 (Address of principal executive             (Zip Code)
             offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.X

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average closing bid and asked prices of such stock on March
26, 2001, was $691,511,557. For purposes of the foregoing calculation, each executive officer and director of Registrant was deemed an "affiliate" of Registrant. The number of shares outstanding (excluding treasury shares) of the Registrant's $0.05 par value common stock as of March
26, 2001 was 24,433,588 shares.

             DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive Proxy Statement for
Registrant's Annual Meeting of Stockholders to be held on June 19, 2001, are incorporated by reference into Part III of this report.


              SYNCOR INTERNATIONAL CORPORATION

                      TABLE OF CONTENTS

                   FORM 10-K ANNUAL REPORT

                      DECEMBER 31, 2000


PART I


Item 1.  BUSINESS                                             1

Item 2   PROPERTIES                                           12

Item 3.  LEGAL PROCEEDINGS                                    12

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  N/A

PART II


Item 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

         STOCKHOLDER MATTERS                                  13

Item 6   SELECTED FINANCIAL DATA                              13

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                  15

Item 7A. QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES   ABOUT  21
         MARKET RISK

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA          21

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE                  N/A

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT   21

Item 11. EXECUTIVE COMPENSATION                               21

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT                                           22

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       22

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K                                  22



                           PART I



ITEM 1.  BUSINESS.

We are a leading provider of high-technology health care services, primarily for the radiopharmacy and medical imaging segments of the health care industry.

We are the nation's leading provider of radiopharmacy services. Through our integrated network of 127 domestic radiopharmacies and 19 international radiopharmacies, we compound, dispense and distribute patient-specific unit dose radiopharmaceuticals to customers located in 48 states in the United States and in 14 foreign countries. We also distribute bulk radiopharmaceuticals.

Historically, most of the radiopharmaceuticals we dispense and distribute have been for use in diagnosing cardiovascular disease and other heart problems. We have preferred distribution rights in the United States and certain foreign countries to Cardiolite(R), the world's best-selling cardiac imaging agent. Recently, we have undertaken
2 new initiatives for the production and distribution of radiopharmaceuticals used in other diagnostic and therapeutic procedures, including F-18 Fluorodeoxyglucose
(FDG), the most common radiopharmaceutical used in positron emission tomography (PET) procedures, and brachytherapy seeds. PET is a highly sensitive radiopharmaceutical imaging technology useful in diagnosing cancer and follow-up monitoring. Brachytherapy is increasingly used for treating prostate cancer, the most frequently diagnosed cancer in United States males.

We also are one of the nation's leading providers of outpatient medical imaging services performed outside of hospitals. We currently own and operate 58 free-standing outpatient medical imaging centers in metropolitan areas located in 10 states in the United States and 11 imaging centers in 4 foreign countries. Our centers offer magnetic resonance imaging (MRI) and other medical imaging modalities, including computer axial tomography (CT), mammography, ultrasound, X-ray and fluoroscopy. In 2000, we began providing PET imaging services in the first of our PET centers as part of our integrated PET strategy.


RADIOPHARMACY SERVICES MARKET

Radiopharmacies are specialized pharmacies that compound, dispense and distribute prescriptions for radiopharmaceuticals used primarily in diagnostic medical imaging procedures. Radiopharmaceuticals combine radioactive isotopes with targeting compounds that concentrate in a particular human organ or in particular types of human tissue and can be detected with the use of special scanning devices. Radiopharmaceutical imaging procedures help physicians detect irregularities in organ tissue in order to identify heart disease, cancer and other diseases without the need for invasive surgery. The predominant current use of radiopharmaceuticals is for cardiac perfusion imaging and other procedures for imaging the heart. These procedures have gained widespread acceptance in recent years as an important tool in diagnosing certain heart conditions. They also are being increasingly used in the fields of oncology and neurology.

Through the late 1970s, hospitals offering radiopharmaceutical imaging procedures typically operated their own on-site radiopharmacies, which procured radioisotope products in bulk and compounded and dispensed patient-specific unit doses as needed for their own purposes. The radioisotopes used in radiopharmaceuticals decay, and because they have a short shelf life, this was believed to be the only viable means of having an injection available when the prescribing physician requested a procedure.

In 1974, we pioneered the concept of outsourcing radiopharmacy services to lower hospital costs and enhance physician service and support compared with operating an on-site radiopharmacy. Our formula for outsourcing of unit doses has since been widely adopted, and in 2000 an estimated 85% to 90% of radiopharmaceutical patient doses were compounded at offsite pharmacies.

As the world's population expands and life expectancies increase, the demand for radiopharmacy and medical imaging services is likely to continue to grow, particularly in the areas of cardiology and oncology where early diagnosis is critical to effectively treat patients. Approximately 12 million radiopharmaceutical imaging procedures were performed in the United States in 2000, including more than 120,000 PET procedures. In 2000, the United States market for all radiopharmacy services was about $925 million, of which about 65% related to heart imaging procedures and 20% related to cancer imaging procedures. We expect the United
States market for all radiopharmacy services to grow at a rate of 8% to 10% annually.

PET is a clinically proven, safe method for imaging lung cancer, esophageal cancer, colorectal cancer, lymphoma, melanoma, head and neck cancers, myocardial viability, and refractory seizures, all of which have been approved by the Health Care Financing Administration (HCFA) for Medicare reimbursement. PET can be used to visualize rapidly growing tumors, to determine tumor response to radiation or chemotherapy, to diagnose recurrence of tumor growth after surgical removal and to decide the best location for biopsying a suspected tumor. PET also is a useful tool in determining whether exploratory surgery, radiation therapy, organ transplantation or other procedures may be necessary. HCFA's reimbursement policy has helped to stimulate wider acceptance and increasing availability of PET imaging procedures. The United States market for PET imaging procedures in 2000 was estimated at $80 million, and is expected to grow to over $100 million in 2001.

Prostate cancer is the most frequently diagnosed cancer in American males. The American Cancer Society estimates there will be 198,100 new cases diagnosed in the United States during 2001. For those with localized cancer of the prostate, about 60% of those diagnosed, the most common treatment is surgical removal of the prostate and some of the surrounding tissue in a procedure called radical prostatectomy, which is expensive and poses serious potential complications. Brachytherapy, which is less invasive, involves the permanent placement into the prostate of tiny pellets or "seeds" containing radioactive material. Brachytherapy seeds deliver a therapeutic dose of radiation to the cancerous tumor, while minimizing radiation dosage to surrounding tissue.

We estimate that almost 38,000 brachytherapy procedures were performed in the United States in 2000, accounting for 30% of all therapies for treatable prostate cancer. The United States market for brachytherapy seeds now exceeds $154 million. We believe that the number of brachytherapy procedures for treating prostate cancer will continue to grow as patients and their physicians become familiar with this therapy. Brachytherapy also is used on a limited basis in treating restenosis and solid-tumor cancers other than prostate cancer.


MEDICAL IMAGING SERVICES MARKET

Total annual spending for medical imaging services in the United States for 2000 was estimated at $55 billion to $60 billion, with services provided in free-standing outpatient centers representing about $15 billion to $17 billion of this amount. There are more than 3,000 free-standing outpatient medical imaging centers nationwide. The medical imaging services industry is being affected by the increased influence of managed care organizations and reimbursement pressures. We believe that reforms in the health care industry emphasizing cost containment and accountability will continue to shift the delivery of outpatient medical imaging services from over 3,000 independent owners and operators of outpatient centers to companies operating networks of regional centers offering multiple medical imaging modalities. We believe there is an opportunity for us to quickly establish a leading position in this highly fragmented market.


OUR CORE COMPETENCIES

We apply our core competencies in each of our businesses to make complex medical technologies safer and more accessible, convenient and cost-effective for physicians and their patients.

Our core competencies include:

* Providing highly responsive and reliable services tailored to our customers' specific needs.

We process customer orders and deliver patient-specific unit dose prescriptions on a 24-hours-a-day-7-days-a-week basis. Depending on the customer's requirements and location, we can compound, dispense and deliver prescriptions within 1 to 6 hours. This enables our customers to obtain the correct doses at the right time in order to effectively schedule their imaging procedures.

* Managing complex, highly decentralized service networks.

We operate 127 radiopharmacies in 41 states and 94 distinct markets and 58 medical imaging centers in 10 states. We also operate 19 radiopharmacies in 14 foreign countries and 11 imaging centers in 4 countries. Our large multi-hospital system customers benefit from our ability to provide the same level of service to all of their members regardless of location. All of our domestic radiopharmacies operate under uniform business processes and information systems that allow us to provide consistent and reliable results and rapidly introduce new products and services.

* Applying just-in-time scheduling and logistics management skills.

Our products and services are highly time-sensitive and must be provided locally. Our scheduling and logistics management skills enable us to reduce waste and avoid unnecessary costs.

* Delivering proprietary services and products that add value for our customers.

We provide our customers with services and products that improve the safety and efficiency of their businesses, including proprietary radiopharmaceutical delivery systems that set new standards for handling and drug delivery safety. These services and products include our patented tungsten containers, SECURE(R) Safety Insert Systems and our proprietary SYNtrac(TM) and UDM(TM) information systems.

* Developing and implementing protocols to achieve a high level of compliance in heavily regulated environments.

The markets we serve are highly regulated. We have a long-standing positive working relationship with the United States Nuclear Regulatory Commission, state pharmacy boards, the United States Department of Transportation, the Occupational Safety and Health Administration and numerous local and state regulatory agencies. We regularly perform compliance and regulatory audits at each of our radiopharmacies, and have developed and implemented protocols to achieve a high level of regulatory compliance. We believe that this experience will allow us to successfully operate in other highly regulated market environments.


RADIOPHARMACY SERVICES AND PRODUCTS

We carry on our domestic radiopharmacy operations through an integrated network of 127 radiopharmacies nationwide. The locations of our domestic radiopharmacies are as follows:


             Number of                      Number of
State        Radiopharmacies  State         Radiopharmacies

Alabama             3         Missouri             3
Arizona             2         Nebraska             2
Arkansas            2         Nevada               2
California          14        New Jersey           1
Colorado            3         New Mexico           1
Connecticut         2         New York             7
Delaware            1         North Carolina       3
Florida             9         Ohio                 7
Georgia             4         Oklahoma             2
Idaho               1         Oregon               1
Illinois            2         Pennsylvania         7
Indiana             2         Rhode Island         1
Iowa                1         South Carolina       1
Kansas              1         Tennessee            6
Kentucky            2         Texas                12
Louisiana           2         Utah                 1
Maryland            2         Virginia             2
Massachusetts       1         Washington           2
Michigan            3         West Virginia        2
Minnesota           2         Wisconsin            3
Mississippi         2

We also own or operate 19 radiopharmacies in 14 foreign countries as shown in the following table:

Country           Number of Radiopharmacies

Australia                     3
China                         2
Colombia                      1
Hong Kong                     1
Israel                        1
Mexico                        1
New Zealand                   1
Philippines                   1
Puerto Rico                   1
South Africa                  1
South Korea                   1
Spain                         1
Taiwan                        3
Thailand                      1

     Radiopharmacy Operations

Our radiopharmacies operate or are on call 24 hours a day, 7 days a week. At each of our radiopharmacies, customers can order patient-specific unit doses by telephone or via a direct computer link-up with our radiopharmacy. As orders are received, we enter them into a computer to be scheduled. Orders are compounded, dispensed and delivered to customers, usually the next day, within 1 to 6 hours before the scheduled radiopharmaceutical procedure. We also receive and process same-day orders for unscheduled emergency procedures.

Our radiopharmacists compound radiopharmaceuticals for unit doses by mixing a radioactive isotope with the appropriate imaging agents. A unit dose is drawn from the vial into a syringe and packed in a specialized lead-lined or tungsten container. The radioisotope in the syringe is constantly decaying. Depending on the half-life of the particular radioisotope and when the procedure is scheduled, our radiopharmacists calculate the precise amount of radioisotope which will deliver the correct dosage at the scheduled time of use. We deliver the prescribed radiopharmaceutical unit dose directly to customers with our local fleets of delivery vehicles.

After the customer has used the radiopharmaceutical, the syringe is typically placed back into the same container to be picked up and returned to our radiopharmacy by our delivery personnel. We take responsibility for disposing of the used syringe product and maintaining records showing that the product was compounded, shipped and disposed of in accordance with myriad regulations covering the use and disposal of radioactive materials.

Our principal products in the United States are cardiac imaging agents, including Cardiolite(R), the leading cardiac imaging agent, which we estimate has 62% of the United States market for these products. We act as the primary distributor of Cardiolite for the Radiopharmaceutical Division of DuPont Pharmaceutical Company (DuPont) and of DuPont's other radiopharmaceutical products under the terms of a long-term supply and distribution agreement.

Our integrated approach to utilization of PET will focus initially on our manufacture of FDG and distribution of PET radiopharmaceuticals. In August 2000, we acquired two FDG production sites in Florida, and we plan to open 8 to 10 additional FDG production sites in 2001. We also operate an FDG production facility in Israel and another one in Taiwan. As discussed below under "Medical Imaging Services," we expect to add PET imaging services at certain of our existing medical imaging centers or at new centers dedicated to PET imaging.

In 1999, we received Food and Drug Administration (FDA) approval to market Iodine-125 brachytherapy seeds in the United States, and in 2000 we began marketing the brachytherapy seeds manufactured by us in selected foreign markets and in the United States. Radioactive Iodine-125 is the most common radioactive element used in prostate cancer brachytherapy procedures. In 2000, we received FDA approval to market Palladium-103 seeds in the United States. Palladium-103 is used in approximately one-third of the prostate cancer brachytherapy procedures.

     Marketing and Sales of Radiopharmaceuticals

We market and sell our radiopharmacy services in the United States directly through a sales force of 72 sales and marketing personnel. Our PET and brachytherapy products also will be marketed and sold directly in the United States and will be distributed through our nationwide radiopharmacy network. We also rely indirectly on sales and marketing by DuPont and other manufacturers of the radiopharmaceuticals we distribute.

We will market and distribute our line of Iodine-125 brachytherapy seeds directly in the United States under the trade name PharmaSeed(TM). In July 2000, we entered into an agreement with CIS bio international, a subsidiary of Schering AG, under which it will market and distribute our Iodine-125 brachytherapy seeds in Europe, North Africa and parts of Asia.


     Competition

Our radiopharmacies compete for unit dose sales with a number of distributors, including radiopharmaceutical manufacturers Mallinckrodt Inc. and Nycomed Amersham PLC, which have established their own radiopharmacies to supply unit doses to customers. We also compete for unit dose sales with Central Pharmacy Services, Inc. (a subsidiary of Cardinal Health, Inc.), a regional owner and operator of radiopharmacies, as well as numerous independent radiopharmacies located in cities throughout the United States. In certain markets, we compete with universities which own and operate their own radiopharmacies.

In the bulk product market segment, we compete with radiopharmaceutical manufacturers, including Mallinckrodt Inc. and Nycomed Amersham, PLC that sell their products directly to hospitals and clinics. Through distribution agreements with manufacturers, we act as their agent to compete for bulk business. In the United States, our primary supplier of bulk products is DuPont.

Our PET radiopharmaceuticals will compete with PET radioisotopes produced and distributed by PETNet
Radiopharmaceutical Services, Inc., Eastern Isotopes, Inc., local manufacturers and certain local universities.

Our PharmaSeed brachytherapy products compete with brachytherapy products from other suppliers, primarily from Nycomed Amersham PLC, which manufactures and sells Iodine-125 seeds, Theragenics Corporation, which manufacturers and sells Palladium-103 seeds, Mentor Corporation, which distributes Iodine -125 and Palladium-103 seeds manufactured by North American Scientific,and C.R. Bard, Inc., which distributes Iodine-125 seeds. Several other companies have recently introduced or announced their intention to introduce brachytherapy products, increasing the likelihood of additional competition.


MEDICAL IMAGING SERVICES

We own or manage 58 free-standing outpatient medical imaging centers in the United States and 11 centers in 4 foreign countries. Our medical imaging centers offer MRI and other medical imaging modalities, including CT, nuclear imaging, mammography, ultrasound, X-ray and fluoroscopy. We also expect to add PET imaging services at our medical imaging centers, and to open PET imaging centers in selected metropolitan areas, the first of which, Desert PET in Rancho Mirage, California, opened in October 2000. Desert PET is affiliated with our Desert CT/MRI centers in Rancho Mirage and Palm Springs and focuses on cancer studies as an additional service to Desert CT/MRI patients.

All medical services provided by our imaging centers are performed by licensed radiologists or other qualified professionals affiliated with or employed by us. The radiologists read and interpret diagnostic images and supervise technicians performing medical imaging procedures, while we perform centralized marketing, legal, billing and other administrative and technical functions.

We are focusing on developing a leading share in strategic, regional markets for medical imaging services by developing a strong physician referral network, nurturing broad managed care contracts and quality relationships with prominent radiologists, and working closely with local hospitals in meeting their outpatient imaging service needs. Managed care entities and other payers increasingly prefer to work with fewer providers of healthcare services, including medical diagnostic imaging. Regional differentiation combined with a complete offering of medical imaging services may allow us to be the medical diagnostic imaging partner of choice among regional payers seeking to minimize the number of providers under contract.

The following tables show the states and foreign countries served by our medical imaging centers:

Domestic Medical Imaging     International Medical Imaging
Centers                      Centers
State          Number of     Country          Number of
               Centers                        Centers

Arizona              7       New Zealand           1
California          28       Puerto Rico           2
Florida             12       Taiwan                7
Illinois             1       Trinidad & Tobago     1
Kansas               1
Louisiana            1
North Carolina       1
Pennsylvania         2
Texas                2
Virginia             3

We bill and collect both for technical services provided at our centers and for professional services of physicians affiliated with our centers. We believe payers prefer our ability to provide a single bill for all services performed at our medical imaging centers instead of being billed separately for technical, professional and other services. In the third quarter of 2001, we expect to implement an enterprise-wide integrated medical imaging services information management and billing system for our centers in the United States. This new system will allow us to standardize medical imaging services protocols and implement best practices in billing and collection for all our domestic medical imaging centers. These functions are performed locally at our international medical imaging centers.


     Marketing and Sales

We market and sell our medical imaging services through local marketing personnel and with the help of local radiologists affiliated with our centers. We focus our medical imaging services marketing and sales activities on contracting with health care providers and payers and attracting referrals from physicians representing various medical specialties.


     Competition

The market for diagnostic imaging services is characterized by intense competition and is highly fragmented, with over 3,000 free-standing outpatient medical imaging centers nationwide and no dominant national imaging services provider. Competition varies by market and is generally higher in larger metropolitan areas where there is likely to be more facilities and more managed care organizations exerting pricing pressure. We compete in some local markets with other independent regional owners and operators of free-standing outpatient medical imaging centers, including HEALTHSOUTH Corporation, Medical Resources, Inc. and Radiologix, Inc. We also compete with local hospitals and private clinics and radiology practices that own diagnostic imaging equipment. We believe that competition often focuses on physician referrals at the local level. Successful competition for referrals depends on many factors, including participation in health care plans, quality and timeliness of test results, type and quality of equipment, facility location, convenience of scheduling and availability of patient appointment times.


INTERNATIONAL OPERATIONS

Through our wholly-owned subsidiary, Syncor Overseas Ltd., we own or manage 19 radiopharmacies, 11 medical imaging centers, and 2 catheterization laboratories in 15 foreign countries. Additional radiopharmacies and medical imaging centers in foreign countries are being considered for development.

Our international radiopharmacies and medical imaging centers operate similarly to those in the United States.
These operations are managed locally by country managers who are responsible for the marketing, sales, billing and collection and other functions.

We have recently begun operations in Argentina and Brazil. In 2000, we acquired Bionuclear, S.A., a distributor, reseller and refurbisher of medical imaging equipment in Argentina. In February 2001, we entered into a partnership with a hospital in Sao Paulo, Brazil to operate a gamma knife facility. A gamma knife is a high technology medical device capable of delivering an extremely accurate, single dose of radiation in treating lesions, tumors and other abnormalities deep within the brain.


RADIOPHARMACEUTICAL PRODUCTION OPERATIONS

We currently produce Iodine-123 capsules and Iodine-125 brachytherapy seeds dispensed and distributed through our network of radiopharmacies. Our subsidiary in Golden, Colorado manufactures Iodine-123 capsules, and our subsidiary in Shanghai, People's Republic of China, manufactures Iodine-125 brachytherapy seeds. In August
2000, we began the production of FDG isotopes from two cyclotron facilities in Florida, and we intend to open 8 to 10 additional cyclotron facilities in strategic locations across the United States in 2001.


PRINCIPAL CUSTOMERS

Our principal United States radiopharmacy customers include:

* Corporate account customers that negotiate contracts on behalf of regional or national networks of hospitals and clinics, including hospital alliances, hospital systems and group purchasing organizations
     (GPOs);

* Local independent hospitals and clinics that purchase radiopharmaceuticals from us independent of any agreement or membership with a national managed care provider or GPO; and

* Community-based, multiple-facility integrated healthcare networks, known as IHNs, that control purchasing for a limited group of hospitals and clinics that may or may not be affiliated or aligned with a corporate account customer.

Radiopharmacy sales to corporate account customers and IHNs affiliated with GPOs were approximately $175.0 million in 2000, representing 27.8% of our net sales. Our largest corporate account customers include AmeriNet Inc. and Health Trust Purchasing Group (formerly Columbia/HCA). In 2000, sales to AmeriNet and Health Trust represented 13.6% and 6.1%, respectively, of our net sales. During 2000, no other customer accounted for as much as 5% of our net sales.

Our medical imaging sales depend to a large extent upon the acceptance of outpatient diagnostic imaging procedures as covered benefits under various third-party payer programs. In order to be reimbursed for these services, payment must be approved by private insurers or the Medicare and Medicaid reimbursement programs. In 2000, Medicare and Medicaid accounted for about 11.4% of our net sales. The remaining sales were generated from managed care organizations, conventional indemnity insurance companies, workers' compensation and lien cases, and individual payers.


PRINCIPAL PRODUCTS

Our principal products are cardiac imaging agents, including Cardiolite(R), to which we have preferred distribution rights. Sales of Cardiolite represented 44.8% of our net sales in 2000, compared to 46.3% of our net sales in 1999 and 45.0% in 1998. Our other principal radiopharmacy products include Thallium, a generic cardiac imaging agent, which accounted for 7.4% of our net sales in 2000, compared to 9.2% of our net sales in 1999 and 11.2% in 1998.

We act as the primary distributor of Cardiolite and DuPont's other radiopharmaceutical products under the terms of a long-term supply and distribution agreement with DuPont. The agreement, which became effective February 1, 1994, replaced an earlier supply agreement with DuPont which had been in place since 1988. Under the terms of the agreement, we have the exclusive rights to distribute Cardiolite within a prescribed geographic area surrounding substantially all of our existing radiopharmacies.

The DuPont agreement will expire on December 31, 2003 unless it is renewed. Both parties are currently discussing whether or not the agreement will be renewed, the terms for any renewal and other possible modifications to the agreement. There is no assurance whether or on what terms the DuPont agreement will be renewed.


GOVERNMENT REGULATION

Each of our radiopharmacies in the United States is licensed by and must comply with the regulations of the United States Nuclear Regulatory Commission (NRC) or corresponding state agencies. In addition, each pharmacy is licensed and regulated by the Board of Pharmacy in the state where it is located. Our manufacturing facility in Colorado and our Florida PET production facilities are licensed by the State(s) of Colorado and Florida to handle radioactive materials and are registered with the Food and Drug Administration (FDA) as manufacturing facilities. As FDA-registered manufacturing facilities, they must comply with the FDA's "good manufacturing practices" (GMP) standards.

Periodic inspections of our radiopharmacies are conducted by the NRC and various other federal and state agencies. Unsatisfactory inspection results could lead to escalated enforcement action, the imposition of fines or the suspension, and/or revocation or denial of renewal of the licenses for the location inspected. We devote substantial human and financial resources to ensure continued regulatory compliance by our radiopharmacies.

We are subject to the various federal, state and local regulations relating to occupational safety and health and the use and disposal of bio-hazardous materials. In addition, our products are subject to federal, state and local regulations relating to drugs and medical devices.

Our transport of radioactive materials is regulated by the United States Department of Transportation (DOT). We audit our own radiopharmacies for DOT compliance. The DOT and state regulators also conduct periodic and unannounced inspections of our pharmacies for DOT compliance. Failure to correct violations could result in penalties and fines to us.

Compliance with the applicable environmental control laws and regulations, such as those regulating the use and disposal of radioactive materials, is inherent in the industry and the normal operations of our radiopharmacies and our manufacturing facility. Historically, compliance with such laws and regulations has not had a material adverse effect on our capital expenditures, earnings or competitive position.

The Federal Medicare and Medicaid Anti-Kickback Statute and similar state statutes prohibit the offering, payment, solicitation or receipt of any form of remuneration in return for the purchase, lease or order or provision of any item or service that is covered by Medicare or Medicaid.

The Office of Inspector General of the United States Department of Health and Human Services periodically issues Fraud Alerts identifying practices it believes may violate federal fraud and abuse laws. One Fraud Alert addresses joint venture and contractual arrangements between health care providers. Another concerns prescription drug marketing practices. Drug marketing activities may implicate the federal fraud and abuse laws because the cost of drugs are often reimbursed by Medicare and Medicaid. According to the Fraud Alert, questionable practices may include payments to pharmacists to recommend a particular drug or product. We try to structure our business arrangements to comply with federal fraud and abuse laws. However, if we are found to have violated any of these laws, we could suffer penalties, fines or possible exclusion from the Medicare, Medicaid or other governmental programs, which would adversely affect our results of operations.

The federal government and all states in which we operate or plan to operate medical imaging centers in the United States regulate various aspects of the medical imaging business.

Reimbursement for medical imaging may be undergoing change as third-party payers, such as Medicare and Medicaid, health maintenance organizations and other health insurance carriers, increase efforts to control the cost, utilization and delivery of health care services. Legislation has been proposed or enacted at both the federal and state levels to regulate health care delivery in general and medical imaging services in particular. The Health Care Financing Administration (HCFA), the agency which establishes Medicare reimbursement policies, has considered making significant reductions in reimbursement rates for medical imaging services in the past and has indicated that it is continuing to evaluate these rates. We believe new initiatives by HCFA to lower these reimbursement rates can be expected in the future. Starting August 1, 2000, HCFA also began using prices submitted by manufacturers to set reimbursements for many hospital outpatient drugs, including radiopharmaceuticals, instead of reimbursing these products as a direct cost pass-through. We are not able to predict the long-term impact of this change in the reimbursement system upon our business.

The medical imaging business also is subject to state insurance laws governing the presentation and payment of insurance claims for medical imaging services to patients with health insurance.

The establishment and operation of outpatient diagnostic imaging centers are subject to various licensure requirements. Some states require a Certificate of Need
(CON) in certain circumstances to establish, construct, acquire or expand health care facilities and services. We may also have to comply with federal certification requirements, such as the federal certification requirement to provide mammography examinations. Our imaging centers are also subject to federal and state regulations relating to testing standards, personnel accreditation and compliance with government reimbursement programs.

The Federal Medicare and Medicaid Anti-Kickback Statute and similar state statutes prohibit the offering, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare or Medicaid patients or patient care opportunities, or in return for the purchase, lease, order or provision of any item or service that is covered by Medicare or Medicaid.

The Federal False Claims Act and similar state statutes prohibit the presentation of a claim for payment under Medicare, Medicaid and other federally funded programs containing false or misleading information. Violations of the False Claims Act can result in civil penalties of between $5,000 and $10,000 per false claim plus treble damages.

The "Stark II" statute, enacted under the Omnibus Budget
Reconciliation Act of 1993, prohibits a physician from making a referral to an entity for the furnishing of designated health services (including diagnostic imaging services) for which Medicare may otherwise pay, if the physician has a financial relationship with that entity. In addition, a number of states (including California and Florida) have enacted their own versions of self-referral laws. Our medical imaging services business also may be subject to the laws of certain states which prohibit the practice of medicine by non-physicians or the splitting of fees between physicians and non-physicians.

We are also subject to licensing and regulation under federal, state and local laws relating to the handling and disposal of medical specimens, infectious and hazardous waste and radioactive materials, as well as to the safety and health of laboratory employees. The sanctions for failure to comply with these regulations may include denial of the right to conduct business, significant fines and criminal penalties.

Our international operations also are subject to various local laws, rules and regulations.

We believe that we are in substantial compliance with all material laws and regulations applicable to our businesses.


PATENTS, TRADEMARKS AND LICENSES

We own a number of United States trademarks and, patents, including patent rights to the SECURE(R) Safety Insert System designed to eliminate the potential for contamination of the lead or tungsten container with the blood from the used syringe. With our system, the risk of needlesticks also is reduced substantially. We also have patent rights to a family of radiopharmaceutical delivery systems referred to as the "Pigs" (Piglet(TM), Piglet2(TM) and PETPig(TM)). Our Pigs are tungsten containers that weigh considerably less than traditional lead containers and set new industry standards for the safe transport and handling of radioactive substances. They also provide enhanced radiation shielding, resulting in a reduction in radiation exposure to our radiopharmacy personnel and customers.

We also license our proprietary Windows-based SYNtrac(TM), Unit Dose Manager(TM) and NucLink(TM) integrated software and hardware systems to our customers to assist in the management of their nuclear medicine departments and to facilitate electronic communication between our local radiopharmacies and customers. As of March, 2001, we had licensed our software systems to more than 2,000 customers.

Our trademarks, patents and licenses contribute significantly to our ability to operate our pharmacies efficiently, provide high-quality customer service and build mutually beneficial long-term customer relationships.

We also have 510(k) clearnace from the Food and Drug
Administration to market Iodine-125 and Palladium-103 brachytherapy seeds for the treatment of prostate cancer.

EMPLOYEES

As of March 2001, we employed over 3,600 people in the United States, of whom approximately 2,900 were employed full-time. We also employ about 350 people outside of the United States, including over 330 full-time employees. Of our full-time domestic employees, about 397 are radiopharmacists or radiopharmacy technicians employed at our radiopharmacies, over 269 are employed as medical imaging technologists at our medical imaging centers and about 842 are employed as customer service assistants to deliver our radiopharmaceuticals. Our employees are among our most important stockholders. Nearly 73% of our domestic full-time employees own our common stock through their participation in our ESSOP, which is our largest stockholder.

With limited exceptions in foreign countries, none of our employees are covered by a collective bargaining agreement.
We consider our employee relations to be good.

RISK FACTORS

Except for the historical information and discussions, statements contained in this Form 10-K may constitute
"forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by such statements due to a number of factors, including the risk factors below.

* One of the products we distribute, Cardiolite, accounted for 44.8% of our net sales in 2000. We have preferred distribution rights for Cardiolite from DuPont, which will expire in December 2003 unless they are renewed. A reduction in our sales of Cardiolite, which could occur if new cardiology imaging agents were to be developed that were functionally equivalent or superior to Cardiolite or if our distribution rights to Cardiolite are allowed to expire at the end of 2003, could have a material adverse effect on our business, results of operations and financial condition.

* Our principal supplier in the United States is DuPont, from which we obtain Cardiolite, as well as Thallium, a generic cardiac imaging agent which accounted for 7.4% of our net sales in 2000. Our business, results of operations or financial condition could be materially adversely affected if there were an extended interruption in the supply of products by DuPont and we did not have an adequate inventory of these products, or we encountered delays in obtaining alternative products from other suppliers.

Technetium is a radioisotope used to compound products which accounted for 47.3% of our net sales in 2000. We obtain most of our United States supply of technetium from technetium generators supplied by DuPont. Technetium decays, however, and because it has a short half-life, we cannot maintain a substantial inventory of this isotope. An interruption in the supply of technetium generators and our inability to obtain alternative supplies, depending on the length of the interruption, could have a material adverse effect on our business, results of operations or financial condition.

* Corporate account customers representing regional or national networks of hospitals accounted for 27.8% of our net sales in 2000, with sales to AmeriNet Inc. and Health Trust Purchasing Group (formerly Columbia/HCA) constituting 19.7% of our net sales. Corporate account customers may cancel some of our contracts on short notice, and the trend toward consolidation of hospital and clinic groups and the use of large purchasing groups may put pressure on our future profit margins. If we lose any significant corporate account customers (whether as a result of a cancellation of our contract, an acquisition of our customer by another company, a material deterioration in the financial condition of our customer or otherwise) and we are not able to retain as customers the individual hospitals and clinics represented by the corporate account, our radiopharmacy net sales may be adversely affected, which could have a material adverse effect on our business, results of operations or financial condition.

* We depend in significant part on payment and reimbursement from governmental and nongovernmental third-party payers. This reimbursement directly affects our medical imaging services business and indirectly affects our radiopharmacy services business because it affects the amounts our customers are reimbursed for our radiopharmaceuticals. The primary trend in the United States health care industry is toward cost containment. The increasing prevalence of managed care, centralized purchasing decisions, consolidation among and integration of health care providers and competition for patients is continuing to affect pricing, purchasing and usage patterns. Decisions regarding the use of a particular drug treatment are increasingly influenced by large private payers, managed care organizations, group purchasing organizations, pharmacy benefits management companies, regional integrated delivery systems and other similar organizations, and are becoming more economically focused, with decisions taking into account product cost and whether a product reduces the overall cost of treatment. Cost containment measures exerted by third-party payers, the influence of such organizations over decisions regarding the use of diagnostic tests or drug treatments, the financial inability of any such payers to satisfy their payment obligations to us or a shift in the mix of our private payers to managed care organizations, could have a material adverse effect on our business, results of operations or financial condition.

We also derive a significant portion of our revenue from governmental programs such as Medicare and Medicaid. In 2000, we generated 11.4% of our net sales from direct reimbursements from these programs. These programs are highly regulated and subject to periodic changes and cost containment measures. In recent years, changes in these programs have limited and reduced reimbursements to providers, and we believe these trends may continue. The level of reimbursement we are able to obtain for our medical imaging services increasingly will depend on our ability to properly categorize and bill for these items. Further reimbursement reductions by Medicare or Medicaid or any shift in our mix of reimbursements away from private payers to governmental payers could have a material adverse effect on our business, results of operations or financial condition.

* Medical diagnostic and treatment technologies are subject to continual changes. Should new radiopharmaceutical products be developed for the diagnosis or treatment of diseases, particularly in the cardiovascular or oncology areas, for which we are unable to obtain marketing rights, or if new diagnostic or treatment modalities are developed for diseases addressed by our products that are not based on nuclear medicine, our radiopharmacy revenues could be adversely affected, which could have a material adverse effect on our business, results of operations or financial condition.

The emergence of new types of equipment or significant improvements to the existing types of equipment for medical imaging could render our existing medical imaging equipment obsolete or noncompetitive and require us to significantly modify or abandon our existing imaging equipment. This could have a material adverse effect on our business, results of operations or financial condition.

* We own United States patents covering our SECURE(R) Safety Insert System for the delivery of our radiopharmaceutical products, as well as for our PETPig(TM) family of radiopharmaceutical delivery systems. We also license our proprietary integrated software and hardware systems to many of our customers for the management of their nuclear medicine departments and to facilitate communications with our customers. In addition, we rely on certain other trade secrets and other proprietary know-how that are either not patentable or that we choose not to patent. Should any of our competitors successfully challenge or circumvent our patents, or should any of our proprietary nonpatented information be disclosed to or discovered by third parties, our business, results of operations or financial condition could be materially and adversely affected. Should we violate the intellectual property rights of others, we could be subjected to costly litigation and be required to pay significant damages to these parties and to discontinue or substantially modify our business activities that are in violation of these rights, which also could have a material adverse effect on our business, results of operations or financial condition.

* Our international operations accounted for 6.3% of our net sales in 2000, and we expect our international operations to contribute a growing percentage of net sales as we expand these operations. Our foreign operations are subject to inherent uncertainties and risks of doing business internationally, which may be increased as the result of our strategy of targeting emerging market countries, including:

	* Fluctuations in currency rates, which may affect our reported earnings;
	* Potential need to conduct operations through local joint ventures;
	* Political, regulatory and economic instability in the countries where we operate; and
	* Potential imposition of trade restrictions, including duties and import quotas.


ITEM 2.  PROPERTIES.

Our corporate headquarters is located in Woodland Hills, California. We lease approximately 60,967 square feet at that location. Our current lease is for a term of ten years, which commenced on March 1, 1997, with one five-year renewal option. In October 2000, we entered into an agreement to lease an additional 35,886 square feet in a building adjacent to the corporate headquarters. The lease has a term of 6 years, with one 5-year renewal option.

Our medical imaging services headquarters is currently located in Westlake Village, California, but will be transferred to the building adjacent to our corporate headquarters in Woodland Hills during the second quarter of 2001. We also lease approximately 19,666 feet of administrative office space in a facility in Duluth, Georgia. The lease, which commenced in October 18, 1996, is for a term of ten years.

We lease the space housing all of our radiopharmacies in the United States. Of the 58 locations that house our medical imaging centers in the United States, 4 are owned by us and 54 are leased. Of our international radiopharmacies, we own 4 locations and lease 15 others, and of our international medical imaging centers, we own 2 locations and lease 9 others.

We believe our owned and leased facilities are adequate for our current needs.


ITEM 3.   LEGAL PROCEEDINGS.

We are party to a number of lawsuits and legal proceedings involving claims arising in the normal course of our business. We believe that these claims, in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations.



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
