Form 10-Q
period 2001-03-31
SYNCOR INTERNATIONAL CORP /DE/
filed 2001-05-15
CIK 202763

------------------------------------------------------------------------------
------------------------------------------------------------------------------



                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549


                         _______________________


                                 FORM 10-Q

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                         _______________________




For Quarter Ended March 31, 2001              Commission File Number 0-8640



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


                             Yes   X    No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 31, 2001, 24,449,788 shares of $.05 par value common stock were outstanding.



------------------------------------------------------------------------------
------------------------------------------------------------------------------


             SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES


                                   INDEX
                                   _____



                                                                        PAGE
                                                                        ____


Part I.   Financial Information

  Item 1. Condensed Consolidated Financial Statements

          Balance Sheets as of
            March 31, 2001 and December 31, 2000 . . . . . . . . . . . . . 3

          Statements of Income for Three Months
            Ended March 31, 2001 and 2000 . . . . . . . . . . . . . . . .  4

          Statements of Cash Flows for Three Months
            Ended March 31, 2001 and 2000 . . . . . . . . . . . . . . . .  5

          Notes to Condensed Consolidated Financial Statements . . . . . . 6

  Item 2. Management's Discussion and Analysis of Financial Condition . .  9

Part II.  Other Information . . . . . . . . . . . . . . . . . . . . . . . 12

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13


             SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets
                              (in thousands)


                                                       March 31, December 31,
                                                         2001       2000
                                                       _________ ___________

                                                      (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                             $ 19,487    $ 24,330
  Short-term investments                                   5,722       4,156
  Trade receivables, net                                  89,826      81,716
  Patient receivables, net                                48,990      37,686
  Inventory                                               22,715      59,926
  Prepaids and other current assets                       20,007      16,023

  Total current assets                                   206,747     223,837
                                                       ______________________

Marketable investment securities                           1,192       1,190
Property and equipment, net                              126,840     114,286
Excess of purchase price over net assets acquired, net   115,249     108,530
Other assets                                              21,896      22,728
                                                       ______________________

                                                        $471,924    $470,571
                                                       ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $ 30,629    $ 83,683
  Accrued liabilities                                     22,061      22,371
  Accrued wages and related costs                         13,353      19,796
  Federal and state taxes payable                          9,323       5,543
  Current maturities of long-term debt                    10,435      12,091
                                                       ______________________

     Total current liabilities                            85,801     143,484

Long-term debt, net of current maturities                181,559     137,886
Deferred Taxes                                             4,423       3,321
Stockholders' equity:
  Common stock, $.05 par value                             1,386       1,376
  Additional paid-in capital                             111,431     107,268
  Notes receivable-related parties                       (11,307)    (16,796)
  Employee savings and stock ownership loan guarantee     (1,264)     (1,685)
  Accumulated other comprehensive income (loss)           (1,381)     (1,245)
  Retained earnings                                      124,226     114,019
  Treasury stock, at cost; 3,248 shares at March 31,
    2001 and 3,072 shares at December 31, 2000           (22,950)    (17,057)
                                                       ______________________

    Net stockholders' equity                             200,141     185,880
                                                       ______________________

                                                        $471,924    $470,571
                                                       ======================

See notes to condensed consolidated financial statements.


             SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Income
                   (in thousands, except per share data)


                                               Three Months Ended March 31,
                                               ____________________________
                                                     2001        2000
                                                     ____        ____

                                                       (Unaudited)

Net sales                                         $181,416     $148,958

Cost of sales                                      112,727       98,000
                                                  ______________________

  Gross profit                                      68,689       50,958

Operating, selling and administrative expenses      39,011       32,008

Depreciation and amortization                        8,659        5,282
                                                  ______________________

  Operating income                                  21,019       13,668

  Other expense, net                                (4,008)      (1,197)
                                                  ______________________

Income before taxes                                 17,011       12,471

Provision for income taxes                           6,804        4,991
                                                  ______________________

Net income                                         $10,207      $ 7,480
                                                  ======================

Net income per share - Basic                         $0.42        $0.32
                                                  ======================

Weighted average shares outstanding - Basic         24,473       23,726
                                                  ======================

Net income per share - Diluted                       $0.38        $0.30
                                                  ======================

Weighted average shares outstanding - Diluted       27,101       25,190
                                                  ======================



See notes to condensed consolidated financial statements.



             SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                              (in thousands)

                                                   Three Months Ended March 31,
                                                   ____________________________
                                                          2001        2000
                                                          ____        ____

                                                            (Unaudited)

Cash flows from operating activities:

Net income                                              $ 10,207    $  7,480
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                          8,659       5,282
    Provision for losses on receivables                    1,882       1,124
    Amortization of ESSOP loan guarantee                     421         421
    Deferred taxes                                         1,102           -
    Decrease (increase) in:
      Accounts receivable, trade                          (8,180)     (9,036)
      Accounts receivable, patient                       (10,630)     (4,412)
      Inventory                                           37,225      10,807
      Other current assets                                (4,279)       (453)
      Other assets                                           619         185
    Increase (decrease) in:
      Accounts payable                                   (53,025)     (1,724)
      Accrued liabilities                                   (265)      1,056
      Accrued wages and related costs                     (6,480)     (1,184)
      Federal and state taxes payable                      5,651       4,735
                                                       _______________________


    Net cash provided by (used in) operating activities  (17,093)     14,281
                                                       _______________________

Cash flows from investing activities:

    Purchase of property and equipment, net              (10,219)     (5,727)
    Acquisitions of businesses, net of cash acquired     (15,678)     (2,738)
    Net increase in short-term investments                (1,569)     (3,257)
    Net decrease in long-term investments                      1          69
                                                       _______________________

    Net cash used in investing activities                (27,465)    (11,653)
                                                       _______________________

Cash flow from financing activities:

    Proceeds from long-term debt                          38,682       5,591
    Repayment of long-term debt                           (1,098)     (2,460)
    Notes receivable-related parties                       5,489           -
    Issuance of common stock                               2,288       1,354
    Reacquisition of common stock for treasury            (5,893)     (3,431)
                                                       _______________________

    Net cash provided by financing activities             39,468       1,054
                                                       _______________________

    Net increase (decrease) in cash and cash equivalents  (5,090)      3,682

    Effect of changes in exchange rates on cash              247          (1)

    Cash and cash equivalents at beginning of period      24,330      13,352
                                                       _______________________

    Cash and cash equivalents at end of period           $19,487     $17,033
                                                       =======================


See notes to condensed consolidated financial statements.


             SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
           Notes to Condensed Consolidated Financial Statements



GENERAL
_______

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain line items in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation.


COMPREHENSIVE INCOME (LOSS)
___________________________

Other comprehensive income includes foreign currency translation adjustments and net unrealized gains and losses on investments in equity securities. Such amounts are as follows:

                                                        Three Months Ended
                                                        __________________
                                           March 31, 2001                  March 31, 2000
                                           ______________                  ______________
                                                Tax                             Tax
                                  Before-Tax (expense) Net of Tax Before-Tax (expense) Net of Tax
                                    Amount   or benefit  Amount      Amount  or benefit   Amount
                                  _______________________________ _______________________________

Foreign currency translation
  Adjustments                        (139)         -      (139)        (74)        -        (74)

Unrealized gains (losses) on
  investments:
    Unrealized holding gains (losses)
    arising during period               4        (1)         3         112       (45)        67

                                  _______________________________________________________________
Other comprehensive income (loss)    (135)       (1)      (136)        38        (45)        (7)

Net income (loss)                  17,011    (6,804)    10,207     12,471     (4,991)     7,480
                                  _______   ________   _______    _______    ________    ______

Total comprehensive income        $16,876   $(6,805)   $10,071    $12,509    $(5,036)    $7,473
                                  =======   ========   =======    =======    ========    ======



SEGMENT INFORMATION
___________________

Syncor has identified three primary operating segments: U.S.Pharmacy Services, U.S. Medical Imaging and International Operations. Segment selection was based upon internal organizational structures, the way these operations are managed and evaluated, the availability of separate financial results, and materiality considerations. Segment detail is summarized as follows:


                                             Three Months Ended
                                             __________________

                                       March 31, 2001  March 31, 2000
                                       ______________  ______________

Pharmacy Services Business
__________________________

  Revenues                                $133,309        $122,210
  Operating Income                        $ 19,811        $ 15,131


Medical Imaging Business
________________________

  Revenues                                $ 37,642        $ 17,927
  Operating Income                        $  4,217        $  1,686


International Operations
________________________

  Revenues                                $ 10,465        $  8,821
  Operating Income                        $    353        $    783


Unallocated Corporat
____________________

  Operating Loss                          $ (3,362)       $ (3,932)



NET INCOME PER SHARE
____________________

Basic earnings per share (EPS) amounts are computed by dividing earnings applicable to common stockholders by the average number of shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. Anti-dilutive outstanding stock options have been excluded from the diluted calculation.

The reconciliation of the numerator and denominators of the basic and diluted earnings per share computations are as follows for the three months ended March 31, 2001 and 2000:

                                             Three Months Ended
                                             __________________
                              March 31, 2001                      March 31, 2000
                   __________________________________   __________________________________

                     Income       Shares    Per Share     Income       Shares    Per Share
                   (Numerator) (Denominator)  Amount    (Numerator) (Denominator)  Amount
__________________________________________________________________________________________

Net income            $10,207                               $7,480

Basic EPS             $10,207      24,473       $.42        $7,480      23,726       $.32
                                                ____                                 ____

Effect of Dilutive
     Stock Options                  2,628                                1,464
                                    _____                                _____

Diluted EPS           $10,207      27,101       $.38        $7,480      25,190       $.30
                                                ____                                 ____



        SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations
       For the Three Months Ended March 31, 2001 and 2000



NET SALES
_________

Consolidated net sales for the three months ended March 31, 2001 increased 21.8% or $32.4 million to $181.4 million versus $149.0 million for the first quarter of 2000.


U.S. PHARMACY SERVICES BUSINESS

The Pharmacy Services business grew at a pace of 9.1% for the current quarter, which is a result of continued growth in both the overall radiopharmacy market and the Cardiology sector of the Company's business. The overall year-over-year growth rate for the quarter for the Cardiology sector was approximately 12%.
Sales of Cardiolite(R), a proprietary technetium-based heart imaging agent to which the Company has preferential U.S. distribution rights, led the growth in Cardiology with approximately a 15% growth rate over the corresponding period. Sales of Cardiolite(R) increased by approximately 12% in volume coupled with a 3.5% price increase.


U.S. MEDICAL IMAGING BUSINESS

The Company continues to grow the medical imaging business both as a result of the acquisition of sites and growth at existing sites. Overall, sales have increased year-over-year 110% for the first quarter. Growth in this segment of the business has been driven primarily by the US Diagnostic, Inc. acquisition that took place after the first quarter of 2000. Same store sales growth for the quarter was 16.7% or $2.6 million and represented 15% of the increase. At quarter end the Company had 58 domestic imaging centers compared to 42 for the comparable quarter in 2000. The Company expects to continue to grow this business through a combination of growth in existing sites and strategic acquisitions in areas of the country that fit within the Company's overall strategy of becoming a significant provider in certain geographic regions. In order to accomplish these goals, the Company continues to devote additional resources for certain sales and operations positions and consolidation of the billing and collection functions on one platform.


INTERNATIONAL OPERATIONS

The Company's international operations continue to grow, with sales for the quarter increasing 18.6% as compared to the prior year. Same store growth was flat for the quarter and was impacted by lower sales in the Taiwan sites due to a temporary slowdown in government health care spending. Excluding Taiwan, same store sales growth was 5.4% for the quarter. A number of acquired and start-up sites completed in 2000 generated $3.2 million in additional sales in the quarter. We look for the continued expansion of this segment as these operations mature, and through further strategic acquisitions.


GROSS PROFIT
____________

Gross profit for the first quarter increased $17.7 million to $68.7 million. As a percentage of net sales, gross margins reached 37.9% for the first quarter compared to 34.2% for the respective period in 2000.


U.S. PHARMACY SERVICES BUSINESS

The gross profit from this group continues to increase (from
28.5% in the first quarter of 2000 to 29.4% in the first quarter of 2001) due to the shift from lower margin products to Cardiolite(R) and increased leverage of labor and delivery dollars. Material costs, as a percentage of sales, decreased by 0.2% due to the continued product mix shift to Cardiolite(R) and a price increase that was instituted in January, 2001. Direct labor costs as a percent of sales were reduced in this quarter as compared to the first quarter of 2000 by 0.3% as a result of the continued commitment to staffing controls at the pharmacy locations.


U.S. MEDICAL IMAGING BUSINESS

The gross profit margin for this group decreased from 69.7% to 66.5% for the first quarter in 2001 as compared to the prior year. This decline is principally from two factors. The first is the conversion of sites from managed sites and the resultant loss of "management fee income" which does not have any "cost of goods sold component" to owned sites. At present, the Company has converted the majority of sites to owned sites so this trend should dissipate in future quarters. The second is an increase in reading fees paid to contracted radiologists.


INTERNATIONAL OPERATIONS

The gross profit margin for this segment increased from 41.2% in the first quarter of 2000 to 43.0% in the first quarter of 2001.
These margins have improved as volumes have increased and efficiencies have improved at the pharmacy sites. The increasing share of revenues generated from owning and managing imaging centers also increased these margins as imaging centers traditionally have lower cost of materials.


OPERATING, SELLING AND ADMINISTRATIVE EXPENSES
______________________________________________

Operating, Selling and Administration costs showed a year-over-year increase for the quarter ended March 31, 2001 of approximately 21.9% or $7.0 million. The ratio of these expenses to sales was flat at 21.5% for the comparative quarters. The primary reason this percentage remained flat in the quarter was that the Company accrued certain performance bonuses at a higher rate during the first quarter of 2000 than in the first quarter of 2001, which offset increased expenses associated with the CMI sales growth and acquisitions.


DEPRECIATION AND AMORTIZATION
_____________________________

Depreciation and amortization increased by $3.4 million for the first quarter of 2001, compared to the first quarter of 2000. The increase is primarily the result of depreciation, goodwill and non-compete costs associated with the Medical Imaging business acquisitions, which accounts for $2.5 million of this increase. In addition, the Company has invested capital in international sites (primarily imaging equipment), which contributed about $0.5 million additionally of this increase.


OTHER EXPENSE, NET
__________________

The change in Other Expense, Net was primarily the result of increased borrowings and the resultant interest for acquisition debt incurred since the first quarter of 2000.


ACQUISITION OF BUSINESSES
_________________________

During the first quarter of 2001, the Company made three acquisitions, two of which were outside of the U.S. The first of these was by CMI, which acquired three sites in California at a purchase price of $13.4 million. This completed a series of previously announced acquisitions from US Diagnostic, Inc. The second acquisition was in Brazil for a purchase price of $2.0 million. The third was in New Zealand for a purchase price of $0.3 million.


LIQUIDITY AND CAPITAL RESOURCES
_______________________________

The Company had cash, cash equivalents and investments of $26.4 million at March 31, 2001 compared with $29.7 million at December 31, 2000. The Company's total debt of $192.0 million at March
31, 2001 reflects an increase of $42.0 million when compared to the balance of $150.0 million at December 31, 2000. The increase for the three months ended March 31, 2001 resulted primarily from the financing of acquisitions which required approximately $16 million and the advance purchase payment of Cardiolite(R) inventory which required approximately $19 million in short-term financing. Working capital increased by $40.6 million to $120.9 million at March 31, 2001 compared to $80.3 million at December 31, 2000.

The Company believes that sufficient internal and external sources exist to fund operations and future expansion plans. The
Company increased its credit line facility to $190 million on May 10, 2001. Of the original $150 million credit line facility, $1.2 million was available on March 31, 2001.

FORWARD LOOKING STATEMENTS
__________________________

Except for the historical information and discussions contained herein, statements contained in this Report on Form 10-Q may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including: changes in the regulation of the healthcare industry at either or both of the federal and state levels; changes or delays in the Company's reimbursement for services by governmental or private payers; the Company's failure to continue to develop and market new products and services and to keep pace with technological change; competitive pressures; failure to obtain or protect intellectual property rights; quarterly fluctuations in revenues and volatility of the Company's stock price; the Company's ability to attract and retain key personnel; currency risks; dependence on certain suppliers; the Company's ability to successfully manage acquisitions and alliances; legal, political and economic changes; and other risks, uncertainties and factors discussed in the "Risk Factors" section in the Annual Report on Form 10-K and elsewhere herein, in the Company's other filings with the SEC or in materials incorporated by reference. Given these uncertainties, undue reliance should not be placed on such forward-looking statements.




      SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES



PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        None

(b)     Reports on Form 8-K

        None




                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SYNCOR INTERNATIONAL CORPORATION
                                        (Registrant)




			            /s/ William P. Forster
May 15, 2001              By: ________________________________________
                              William P. Forster
                              Senior Vice President and
                              Chief Financial Officer
                              (Principal Financial/Accounting Officer)