Form 10-Q
period 2001-06-30
SYNCOR INTERNATIONAL CORP /DE/
filed 2001-08-14
CIK 202763

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






FOR QUARTER ENDED JUNE 30, 2001             COMMISSION FILE NUMBER 0-8640



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

                         YES  X   NO __


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 30, 2001, 24,410,743 shares of $.05 par value common stock were outstanding.


------------------------------------------------------------------------------
------------------------------------------------------------------------------

             SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                    INDEX
                                    _____




                                                                PAGE
                                                                ____

Part I.    Financial Information

  Item 1.  Condensed Consolidated Financial Statements

     Balance Sheets as of
       June 30, 2001 and December 31, 2000 . . . . . . . . . . .  3

     Statements of Income for Three Months
       Ended June 30, 2001 and 2000 . . . . . . . . . . . . . . . 4

     Statements of Income for Six Months
       Ended June 30, 2001 and 2000 . . . . . . . . . . . . . . . 5

     Statements of Cash Flows for Six Months
       Ended June 30, 2001 and 2000 . . . . . . . . . . . . . . . 6

     Notes to Condensed Consolidated Financial Statements . . . . 7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition . . . . . . . . . . . . . . . . . 11

  Item 3.  Quantitative and Qualitative Disclosures
           about Market Risks . . . . . . . . . . . . . . . . .  13

Part II.   Other Information . . . . . . . . . . . . . . . . . . 14

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

                SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (in thousands)

                                                       JUNE 30,   DECEMBER 31,
                                                         2001        2000
                                                       _________  ____________

ASSETS
Current assets:
  Cash and cash equivalents                            $ 28,907     $ 24,330
  Short-term investments                                 11,855        4,156
  Trade receivables, net                                 96,949       81,716
  Patient receivables, net                               48,362       37,686
  Inventory                                              17,848       59,926
  Prepaids and other current assets                      29,644       16,023
                                                       ________     ________

     Total current assets                               233,565      223,837

Marketable investment securities                          1,193        1,190
Property and equipment, net                             144,843      114,286
Excess of purchase price over net assets acquired, net  114,162      108,530
Other assets                                             19,416       22,728
                                                       ________     ________

                                                       $513,179     $470,571
                                                       ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $ 58,374     $ 83,683
  Accrued liabilities                                    22,873       22,371
  Accrued wages and related costs                        13,279       19,796
  Federal and state taxes payable                         4,107        5,543
  Current maturities of long-term debt                   10,816       12,091
                                                       ________     ________

     Total current liabilities                          109,449      143,484

Long-term debt, net of current maturities               184,452      137,886
Deferred taxes                                            5,456        3,321

Stockholders' equity:
  Common stock, $.05 par value                            1,396        1,376
  Additional paid-in capital                            115,671      107,268
  Notes receivable-related parties                       (5,327)     (16,796)
  Employee stock ownership loan guarantee                  (843)      (1,685)
  Accumulated other comprehensive income                 (1,299)      (1,245)
  Retained earnings                                     135,208      114,019
  Treasury stock, at cost; 3,483 shares at June 30,
     2001 and 3,072 shares at December 31, 2000         (30,984)     (17,057)
                                                       ________     ________

     Net stockholders' equity                           213,822      185,880
                                                       ________     ________

                                                       $513,179     $470,571
                                                       ========     ========

See notes to condensed consolidated financial statements.


               SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (in thousands, except per share data)




                                                 THREE MONTHS ENDED JUNE 30,
                                                 ___________________________
                                                    2001             2000
                                                  ________         ________

Net sales                                         $187,692         $154,366

Cost of sales                                      115,513           98,887
                                                  ________         ________

  Gross profit                                      72,179           55,479

Operating, selling and administrative expenses      41,807           32,944

Depreciation and amortization                        9,041            6,489
                                                  ________         ________

  Operating income                                  21,331           16,046

Other expense, net                                  (3,608)            (911)
                                                  ________         ________

Income before taxes                                 17,723           15,135

Provision for income taxes                           6,741            6,057
                                                  ________         ________

Net income                                        $ 10,982         $  9,078
                                                  ========         ========

Net income per share - Basic                      $    .45         $    .38
                                                  ========         ========

Weighted average shares outstanding - Basic         24,405           23,772
                                                  ========         ========

Net income per share - Diluted                    $    .41         $    .34
                                                  ========         ========

Weighted average shares outstanding - Diluted       26,936           26,328
                                                  ========         ========


See notes to condensed consolidated financial statements.


              SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (in thousands, except per share data)



                                                  SIX MONTHS ENDED JUNE 30,
                                                  _________________________
                                                    2001             2000
                                                  ________         ________

Net sales                                         $369,108         $303,324

Cost of sales                                      228,240          196,887
                                                  ________         ________


  Gross profit                                     140,868          106,437

Operating, selling and administrative expenses      80,818           64,952

Depreciation and amortization                       17,700           11,771
                                                  ________         ________

  Operating income                                  42,350           29,714

Other expense, net                                  (7,616)          (2,108)
                                                  ________         ________

Income before taxes                                 34,734           27,606

Provision for income taxes                          13,545           11,048
                                                  ________         ________

Net income                                        $ 21,189         $ 16,558
                                                  ========         ========


Net income per share - Basic                      $   0.87         $     70
                                                  ========         ========


Weighted average shares outstanding - Basic         24,439           23,748
                                                  ========         ========


Net income per share - Diluted                    $   0.78         $    .64
                                                  ========         ========

Weighted average shares outstanding - Diluted       27,008           25,838
                                                  ========         ========


See notes to condensed consolidated financial statements.


            SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                            (in thousands)


                                                  SIX MONTHS ENDED JUNE 30,
                                                  _________________________
                                                      2001        2000
                                                    ________    ________

Cash flows from operating activities:

Net income                                           $21,189     $16,558
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                       17,700      11,771
  Provision for losses on receivables                  4,085       3,023
  Amortization of ESSOP loan guarantee                   842         843
  Decrease (increase) in:
     Accounts receivable, trade                      (15,723)     (8,773)
     Accounts receivable, patient                    (11,844)     (9,366)
     Inventory                                        42,151       4,653
     Other current assets                            (11,771)     (3,314)
     Other assets                                      3,374         994
  Increase (decrease) in:
     Accounts payable                                (25,327)      1,041
     Accrued liabilities                               2,495        (676)
     Accrued wages and related costs                  (6,543)     (2,602)
     Federal and state taxes payable                   1,678      (1,877)
                                                    ________    ________

  Net cash provided by operating activities           22,306      12,275
                                                    ________    ________

Cash flows from investing activities:

  Purchase of property and equipment, net            (27,477)    (12,885)
  Acquisitions of businesses, net of cash acquired   (18,132)    (11,471)
  Net increase in short-term investments              (7,672)     (2,075)
  Net increase in long-term investments                   (3)          1
  Unrealized gain on investments                           3         133
                                                    ________    ________

  Net cash used in investing activities              (53,281)    (26,297)
                                                    ________    ________

Cash flow from financing activities:

  Proceeds from long-term debt                        39,362       9,884
  Repayment of long-term debt                         (6,622)     (1,140)
  Note receivable-related parties                     11,469       1,453
  Issuance of common stock                             5,320       9,373
  Reacquisition of common stock for treasury         (13,927)     (3,431)
                                                    ________    ________

  Net cash provided by financing activities           35,602      16,139
                                                    ________    ________

  Net increase in cash and cash equivalents            4,627       2,117

  Effect of exchange rate on cash                        (50)        (89)

  Cash and cash equivalents at beginning of period    24,330      13,352
                                                    ________    ________

  Cash and cash equivalents at end of period         $28,907     $15,380
                                                    ========    ========

See notes to condensed consolidated financial statements.


           SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.
    Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the six months ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form
    10-K for the year ended December 31, 2000. Certain line items in the prior year's consolidated condensed financial statements have been reclassified to conform to the current year's presentation.

2.  NEW ACCOUNTING STANDARDS.  In July 2001, the FASB issued Statement
    No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

    The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and Statement 142 effective January 1, 2002.* Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

    Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

    In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting unit's as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired


____________________________
* Companies with fiscal year ends beginning after March 15, 2001, who have not yet issued financial statements for their first interim period may early adopt Statement 142.

    and the Company must perform the second step of the
    transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of
    adoption.   This second step is required to be completed as soon as
    possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

    As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $114,162, unamortized identifiable intangible assets in the amount of $19,416, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $3,220 and $3,083 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.


3. COMPREHENSIVE INCOME. Other comprehensive income includes foreign currency translation adjustments and net unrealized gains and losses on investments in equity securities. Such amounts are as follows:


                                                      THREE MONTHS ENDED
                                                      __________________
                                       June 30, 2001                      June 30, 2000
                                       _____________                      _____________
                                            Tax                                Tax
                             Before-tax  (expense)  Net of Tax  Before-Tax  (expense)  Net-of Tax
                               Amount   or benefit    Amount     Amount    or Benefit    Amount
       			     ____________________________________________________________________
Foreign currency translation
  adjustments                      82         -          82          165           -         165

Unrealized gains (losses) on
  investments:
    Unrealized holding gains
    (losses) arising during
    period                          -         -           -          110         (44)         66
			     ____________________________________________________________________
Other comprehensive income         82         -          82          275         (44)        231

Net income                     17,723    (6,741)     10,982       15,135      (6,057)      9,078
			     ____________________________________________________________________

Total comprehensive income    $17,805   $(6,741)    $11,064      $15,410     $(6,101)     $9,309
                             ====================================================================


                                                       SIX MONTHS ENDED
                                                       ________________
                                       June 30, 2001                     June 30, 2000
                                       _____________                     _____________
                                            Tax                                Tax
                             Before-tax  (expense)  Net of Tax  Before-Tax  (expense)  Net-of Tax
                               Amount   or benefit    Amount      Amount   or Benefit    Amount
                             ____________________________________________________________________
Foreign currency translation
  adjustments                     57           -          57          91           -          91

Unrealized gains (losses) on
  investments:
    Unrealized holding gains
    (losses) arising during
    period                         4          (1)          3         222         (89)        133
			     ____________________________________________________________________
Other comprehensive income        61          (1)         60         313         (89)        224

Net income                    34,734     (13,545)     21,189      27,606     (11,048)     16,558
			     ____________________________________________________________________

Total comprehensive income   $34,795    $(13,546)    $21,249     $27,919    $(11,137)    $16,782
                             ====================================================================

4. SEGMENT INFORMATION. Syncor has identified three primary operating segments: U.S. Pharmacy Services, U.S. Medical Imaging and International Operations. Segment selection was based upon internal organizational structures, the process by which these operations are managed and evaluated, the availability of separate financial results, and materiality considerations. Segment detail is summarized as follows:


                                             THREE MONTHS ENDED
                                             __________________

     U.S. Pharmacy Services Business	June 30, 2001	June 30, 2000
     _______________________________	_____________	_____________

	Revenues			   $137,715	   $123,802
	Operating Income		   $ 20,356        $ 15,930

     U.S. Medical Imaging Business
     _____________________________

	Revenues			   $ 39,169	   $ 22,541
	Operating Income		   $  4,073	   $  3,124

     International Operations
     ________________________

	Revenues			   $ 10,808	   $  8,023
	Operating Income		   $    859	   $    101

     Unallocated Corporate
     _____________________

	Operating Loss			   $ (3,957)       $ (3,109)


					      SIX MONTHS ENDED
					      ________________

     U.S. Pharmacy Services Business	June 30, 2001	June 30, 2000
     _______________________________	_____________	_____________

	Revenues			   $271,024	   $246,012
	Operating Income		   $ 40,160	   $ 30,695

     U.S. Medical Imaging Business
     _____________________________

	Revenues		           $ 76,811        $ 40,468
	Operating Income		   $  8,290        $  4,810

     International Operations
     ________________________

	Revenues			   $ 21,273        $ 16,844
	Operating Income		   $  1,212        $    885

     Unallocated Corporate
     _____________________

	Operating Loss			   $ (7,312)       $ (6,676)



5. NET INCOME PER SHARE. Basic earnings per share (EPS) amounts are computed by dividing earnings applicable to common stockholders by the average number of shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. Anti-dilutive outstanding stock options have been excluded from the diluted calculation.

     The reconciliation of the numerator and denominators of the basic and diluted earnings per share computations are as follows for the three and six months ended June 30, 2001 and 2000:


                                                   THREE MONTHS ENDED
					 	   __________________
                                   June 30, 2001                        June 30, 2000
                       __________________________________________________________________________
                         Income        Shares     Per Share    Income        Shares     Per Share
                       (Numerator)  (Denominator)   Amount   (Numerator)  (Denominator)   Amount
     ____________________________________________________________________________________________

     Net income          $10,982                                $9,078

     Basic EPS           $10,982      24,405         $.45       $9,078        23,772       $.38
                                                     ____                                  ____

     Effect of Dilutive
          Stock Options                2,531                                   2,556
                                       _____                                   _____

     Diluted EPS         $10,982      26,936         $.41       $9,078        26,328       $.34
                                                     ____                                  ____



                                                    SIX MONTHS ENDED
						    ________________
                                   June 30, 2001                        June 30, 2000
                      __________________________________________________________________________
                         Income       Shares      Per Share   Income        Shares     Per Share
                      (Numerator)  (Denominator)   Amount   (Numerator)  (Denominator)   Amount
    _____________________________________________________________________________________________

     Net income          $21,189                               $16,558

     Basic EPS           $21,189      24,439         $.87      $16,558        23,748      $.70
                                                     ____                                 ____

     Effect of Dilutive
          Stock Options                2,569                                   2,090
                                       _____                                   _____

     Diluted EPS         $21,189      27,008         $.78      $16,558        25,838      $.64
                                                     ____                                 ____



6.	NOTES RECEIVABLE-RELATED PARTIES.  We initiated a Senior
	Management Stock Purchase Plan effective June 16, 1998, pursuant to which our officers and key employees purchased shares of Syncor stock. The shares were paid with a five-year interest bearing promissory note payable to us. Interest on each note is payable on each anniversary date, with the entire outstanding principal and unpaid interest due on the fifth anniversary date.

7.	ACQUISITION OF BUSINESSES.  During the second quarter of 2001, we made two international division investments. We acquired the exclusive right to provide management services to an oncology center in Brazil in exchange for $1.95 million. We also acquired a distributor and manufacturer of diagnostic radiopharmaceuticals in Australia for a purchase price of $.7 million.

              SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

NET SALES
_________

Consolidated net sales for the three months ended June 30, 2001 increased 21.6% or $33.3 million to $187.7 million versus $154.4 million for the second quarter of 2000. Consolidated net sales for the six months ended June 30, 2001 increased 21.7% or $65.8 million to $369.1 million versus $303.3 million for the same period of the prior year.

U.S. PHARMACY SERVICES BUSINESS

Our Pharmacy Services business grew at a pace of 11.2% for the current quarter and 10.2% year-to-date, which is a result of continued growth in both the overall market place and the Cardiology sector of the Company's business. Our overall year-over-year growth rate for the Cardiology sector was approximately 12% for the quarter and year-to-date. Sales of Cardiolite(R), a proprietary technetium-based heart imaging agent to which the Company has preferential U.S. distribution rights, led the growth in Cardiology with approximately a 15% growth rate for both the quarter and year-to-date. We implemented price increases of approximately 3.5% in both 2000 and 2001 which contributed to the sales growth.

U.S. MEDICAL IMAGING BUSINESS

We continue to grow the medical imaging business both as a result of the acquisition of sites and growth at existing sites.
Overall, sales have increased year-over-year 73.8% for the quarter and nearly 90% year-to-date. Same-store sales growth for the six months ended June 30, 2001 was approximately 15% or $4.5 million and represented 12% of the increase. Sales growth has also been due to a large imaging center acquisition in late September 2000 which accounts for $11.8 million or 52.2% for the quarter and $23.4 million or 57.9% year-to-date. Quarterly revenues associated with this acquisition are included in operating results for the six months ended June 30, 2001 but not for the corresponding period of the prior year. At quarter end, we had 63 domestic imaging centers compared to 42 for the comparable quarter in 2000. We expect to continue to grow this business through a combination of growth in existing sites and acquisitions in certain strategic geographic regions. In order to accomplish these goals, we continue to devote capital for key management positions, strategic systems initiatives, equipment upgrades and replacements at imaging centers, and the purchase of new imaging equipment such as PET scanners.

INTERNATIONAL OPERATIONS

Our international operations continue to grow and sales for the quarter increased 34.7% as compared to the prior year and increased 26.7% on a year-to-date basis. Same-store growth was 8.3% for the quarter and was impacted by Taiwan sites, which reported lower sales due to a slowdown in government health funding. Excluding Taiwan, same-store sales growth was 18.4% for the quarter. We generated $4.5 million of additional revenues for the six months ended June 30, 2001 from sites that we opened ourselves and acquired during 2000. We look for the continued expansion of this segment as our existing operations mature and we complete further strategic acquisitions.


GROSS PROFIT
____________

Gross profit for the three months ended June 30, 2001 increased $16.7 million or 30.1% to $72.2 million. Year to date gross profit increased $34.4 million or 32.3% to $140.9 million. As a percentage of net sales, gross margins reached 38.5% for the second quarter ended June 30, 2001 and 38.2% year-to-date compared to 35.9% and 35.1% for the respective periods in 2000.

U.S. PHARMACY SERVICES BUSINESS

The gross profit for the pharmacy services business continues to improve. Our margin increased from 28.8% in the second quarter of 2000 to 29.8% in 2001. Year to date, this margin increased from 28.7% in 2000 to 29.6% in 2001. These improvements are due to price increases on products, the shift from lower margin products to Cardiolite(R) and continued leverage of our labor and delivery resources.

U.S. MEDICAL IMAGING BUSINESS

The gross profit margin for this group decreased from 72.3% to 67.1% for the second quarter of 2001 as compared to the prior year and has declined from 71.2% to 66.8% on a year to date basis. This decline is principally from two factors. The first is the increase in the number of full modality sites as compared to the previous year. We increased the number of full modality sites from nine at June 30, 2000 to twenty at June 30, 2001 because many local insurance groups prefer to contract with imaging centers that offer all modalities. Consequently, insurance groups do not have to enter into multiple contracts. Our full modality sites generally have a lower gross profit margin due to lower average scan fees and higher operating costs. The second reason for the margin decline is that we experienced an increase in reading fees that we pay to our contracted radiologists.

INTERNATIONAL OPERATIONS

The gross profit margin for this segment increased to 45.2% from 43.2% in the second quarter of 2001 as compared to the second quarter of 2000 and to 44.1% from 42.2% on a year-to-date basis. These margins have improved as volumes increase and efficiencies improve at our pharmacy sites. Our overall mix of revenues from imaging centers has also contributed to higher margins, as imaging margins are traditionally higher than pharmacy margins.


OPERATING, SELLING AND ADMINISTRATIVE EXPENSES
______________________________________________

Operating, Selling and Administration costs increased 27.1% or $11.4 million for the second quarter 2001 as compared to the prior year. These costs increased 21.9% or $27.3 million on a year-to-date basis. The ratio of these expenses to sales increased slightly to 22.3% from 21.3% in the comparative quarter in 2000. Year-to-date, these costs increased from 21.4% in 2000 to 21.9% in 2001. The primary reason this percentage remained relatively flat in the quarter and year-to-date was that we accrued bonuses, which are linked to reaching certain stock price levels, and certain other performance bonuses at a higher rate during 2000 than in 2001.


DEPRECIATION AND AMORTIZATION
_____________________________

Depreciation and amortization increased by $2.6 million or 39.3% to $9.0 million for the quarter ended June 30, 2001, compared to the second quarter of 2000 and $5.9 million or 50.4% to $17.7 million year-to-date. These increases were primarily the result of depreciation, goodwill and non-compete costs associated with our imaging business acquisitions, which accounts for $1.9 million of this increase for the quarter and $4.4 million year-to-date. Additionally, we have invested capital in international sites (primarily imaging equipment), which contributed about $.6 million additionally of this increase on a year-to-date basis.


OTHER EXPENSE, Net
___________________

The change in Other Expense, Net was primarily the result of increased interest expense for acquisition debt incurred since the second quarter of 2000.


ACQUISITION OF BUSINESSES
_________________________

During the second quarter of 2001, we made two international division investments. We acquired the exclusive right to provide management services to an oncology center in Brazil in exchange for $1.95 million. We also acquired a distributor and manufacturer of diagnostic radiopharmaceuticals in Australia for a purchase price of $.7 million.


LIQUIDITY AND CAPITAL RESOURCES
_______________________________

We had cash, cash equivalents and investments of $41.3 million at June 30, 2001 compared with $29.7 million at December 31, 2000.
Our total debt of $195.3 million at June 30, 2001 reflects an increase of $45.3 million when compared to the balance of $150.0 million at December 31, 2000. The increase for the six months ended June 30, 2001 results primarily from the financing of acquisitions, which required approximately $18.1 million and capital additions which exceeded cash provided by operations by $5.1 million. In addition, since December 31, 2000, we repurchased 411,000 shares of our stock at a value of $13.9 million for treasury stock. Working capital increased by $43.8 million to $124.1 million at June 30, 2001 compared to $80.3 million at December 31, 2000.

We believe that sufficient internal and external sources exist to fund operations and future expansion plans. We have $41.9 million in available credit on the $190 million credit line available at June 30, 2001. We increased our credit line facility to $200 million on July 25, 2001.

RECENT DEVELOPMENTS
___________________

In June 2001, the Company and DuPont announced that they agreed to forego the automatic renewal provision in their current distribution agreement, which remains in effect through 2003. The automatic renewal provision would have caused the distribution agreement to automatically renew in 2004. Both companies announced that they are working together to explore the development of an extended distribution agreement that would take effect after the expiration of the existing distribution agreement at the end of 2003. Under the distribution agreement, we have preferred distribution rights for Cardiolite(R) from DuPont. Cardiolite(R) accounted for 44.8% of our net sales in 2000.


FORWARD LOOKING STATEMENTS
__________________________

Except for the historical information and discussions contained herein, statements contained in this Report on Form 10-Q may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including: changes in the regulation of the healthcare industry at either or both of the federal and state levels; changes or delays in reimbursement for our services by governmental or private payers; our failure to continue to develop and market new products and services and to keep pace with technological change; competitive pressures; failure to obtain or protect intellectual property rights; quarterly fluctuations in revenues and volatility of our stock price; our ability to attract and retain key personnel; currency risks; dependence on certain suppliers; our ability to successfully manage acquisitions and alliances; legal, political and economic changes; and other risks, uncertainties and factors discussed in the "Risk Factors"
section in the Annual Report on Form 10-K and elsewhere herein, in our other filings with the SEC or in materials incorporated by reference. Given these uncertainties, undue reliance should not be placed on such forward-looking statements.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
___________________________________________________________

Interest income earned on our investment portfolio is affected by changes in the general level of U.S. interest rates. Our line of credit borrowings effectively bear interest at variable rates and therefore, changes in U.S. interest rates affect interest expense incurred thereon. Changes in interest rates do not affect interest expense incurred on our fixed rate debt. There have been no significant changes in the debt instruments from the table as filed on December 31, 2000.

           SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES



PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 19, 2001, the Company held its annual meeting of stockholders. Three proposals were presented to the stockholders for their approval. The following summarizes the proposals and the results of the voting:

1.   Election of Directors

     The first proposal was to elect Robert G. Funari, George S. Oki, and Bernard Puckett as directors for an additional three-year term. The stockholders voted to re-elect the three directors:

                             FOR          AGAINST

     Robert G. Funari        17,645,928   5,217,520
     George S. Oki           21,405,279   1,458,169
     Bernard Puckett         21,427,592   1,435,856

2.   Selection of Independent Auditors

     The second proposal was to ratify the selection of KPMG LLP as the Company's independent auditors for the 2001 fiscal year. The stockholders ratified the selection:

                             FOR          AGAINST
                             22,689,594   93,645

3. The third proposal was to approve an amendment to the formula plan for non-employee directors unter the 2000 Master Stock Incentive Plan. The proposal was approved as follows:

                             FOR          AGAINST
                             10,986,794   9,406,037

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.     Material Contracts

             10.1 First Amended and Restated Credit Agreement, dated as of May 10, 2001, among Syncor Management Corporation, the Company, Bank One, NA, as Administrative Agent, LC Issuer and Lender, The Bank of Nova Scotia, as Document Agent and Lender, Fleet National Bank, as Lender, Mellon Bank, as Lender, The Northern Trust Company, as Lender, Sanwa Bank California, as Lender, and Union Bank of California, NA, as Lender
             10.2  2001 Syncor Officer Incentive Plan
             10.3 First Amendement to Syncor International Corporation 2000 Master Stock Incentive Plan

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


                            SYNCOR INTERNATIONAL CORPORATION
                                      (Registrant)





August 14, 2001             By:  /s/ William P. Forster

                            _________________________________________________
                            William P. Forster
                            Senior Vice President and Chief Financial Officer (Principal Financial/Accounting Officer)