Form 10-Q
period 2001-09-30
SYNCOR INTERNATIONAL CORP /DE/
filed 2001-11-14
CIK 202763

============================================================================
============================================================================




                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549



                                FORM 10-Q


                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934






FOR QUARTER ENDED SEPTEMBER 30, 2001        COMMISSION FILE NUMBER 0-8640



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

                         Yes  X   No
                             ___     ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 30, 2001, 24,761,491 shares of $.05 par value common stock were outstanding.


============================================================================
============================================================================

           SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                INDEX
                                _____



                                                                          Page
                                                                          ____
Part I.    Financial Information

  Item 1.  Condensed Consolidated Financial Statements

       Balance Sheets as of
         September 30, 2001 and December 31, 2000............................3

       Statements of Income for Three Months
         Ended September 30, 2001 and 2000...................................4

       Statements of Income for Nine Months
         Ended September 30, 2001 and 2000...................................5

       Statements of Cash Flows for Nine Months
         Ended September 30, 2001 and 2000...................................6

       Notes to Condensed Consolidated Financial Statements..................7

  Item 2.  Management's Discussion and Analysis of Financial Condition......12

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......14

Part II.   Other Information................................................15

SIGNATURE...................................................................16

ITEM 1.


             SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets
                              (in thousands)

                                                     September 30, December 31,
                                                          2001        2000
                                                     _____________ ____________
                                                      (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                            $ 25,607     $ 24,330
  Short-term investments                                 11,381        4,156
  Trade receivables, net                                108,032       81,716
  Patient receivables, net                               50,362       37,686
  Inventory                                              22,828       59,926
  Prepaids and other current assets                      30,372       16,023
                                                      __________   __________

     Total curent assets                                248,582      223,837

Marketable investment securities                          1,209        1,190
Property and equipment, net                             168,697      114,286
Excess of purchase price over net assets acquired, net  133,846      108,530
Other assets                                             18,468       22,728
                                                      __________   __________

                                                       $570,802     $470,571
                                                      ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $ 59,312     $ 83,683
  Accrued liabilities                                    24,156       22,371
  Accrued wages and related costs                        15,315       19,796
  Federal and state taxes payable                         6,560        5,543
  Current maturities of long-term debt                   10,753       12,091
                                                      __________   __________

     Total current liabilities                          116,096      143,484

Long-term debt, net of current maturities               220,163      137,886
Deferred taxes                                            6,243        3,321

Stockholders' equity:
  Common stock, $.05 par value                            1,412        1,376
  Additional paid-in capital                            123,444      107,268
  Notes receivable-related parties                       (6,998)     (16,796)
  Employee stock ownership loan guarantee                  (421)      (1,685)
  Accumulated other comprehensive income                 (1,195)      (1,245)
  Retained earnings                                     143,042      114,019
  Treasury stock, at cost; 3,483 shares at September
     30, 2001 and 3,072 shares at December 31, 2000     (30,984)     (17,057)
                                                      __________   __________

     Net stockholders' equity                           228,300      185,880
                                                      __________   __________

                                                       $570,802     $470,571
                                                      ==========   ==========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Income
                                (Unaudited)
                   (in thousands, except per share data)



                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                    2001              2000
                                                   ______            ______

Net sales                                         $193,794          $155,462

Cost of sales                                      121,005           100,044
                                                  _________         _________

  Gross profit                                      72,789            55,418

Operating, selling and administrative expenses      47,100            36,191

Depreciation and amortization                       10,317             6,951
                                                  _________         _________

  Operating income                                  15,372            12,276

Other expense, net                                  (2,527)           (1,857)
                                                  _________         _________

Income before taxes                                 12,845            10,419

Provision for income taxes                           5,011             4,161
                                                  _________         _________

Net income                                        $  7,834          $  6,258
                                                  =========         =========


Net income per share - Basic                         $ .32             $ .26
                                                  =========         =========


Weighted average shares outstanding - Basic         24,603            24,091
                                                  =========         =========


Net income per share - Diluted                       $ .29             $ .23
                                                  =========         =========

Weighted average shares outstanding - Diluted       27,024            27,374
                                                  =========         =========



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Income
                                (Unaudited)
                   (in thousands, except per share data)



                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                    2001          2000
                                                   ______        ______

Net sales                                         $562,902      $458,786

Cost of sales                                      349,245       296,931
                                                  ________      ________

  Gross profit                                     213,657       161,855

Operating, selling and administrative expenses     127,918       101,144

Depreciation and amortization                       28,017        18,721
                                                  ________      ________

  Operating income                                  57,722        41,990

Other expense, net                                 (10,143)       (3,965)
                                                  ________      ________

Income before taxes                                 47,579        38,025

Provision for income taxes                          18,556        15,209
                                                  ________      ________

Net income                                        $ 29,023      $ 22,816
                                                  ========      ========


Net income per share - Basic                        $ 1.18         $ .96
                                                  ========      ========


Weighted average shares outstanding - Basic         24,494        23,864
                                                  ========      ========


Net income per share - Diluted                      $ 1.07         $ .86
                                                  ========      ========

Weighted average shares outstanding - Diluted       27,047        26,543
                                                  ========      ========



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)
                              (in thousands)


                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                      2001         2000
                                                     ______       ______
Cash flows from operating activities:

Net income                                           $29,023       $22,816
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization                       28,017        18,721
  Provision for losses on receivables                  6,283         4,307
  Amortization of ESSOP loan guarantee                 1,264         1,263
  Decrease (increase) in:
     Accounts receivable, trade                     (24,016)        (8,014)
     Accounts receivable, patient                   (12,676)       (13,901)
     Inventory                                       43,815        (15,139)
     Other current assets                           (12,133)        (5,631)
     Other assets                                     7,517         (3,443)
  Increase (decrease) in:
     Accounts payable                               (27,123)        20,157
     Accrued liabilities                              1,291          3,257
     Accrued wages and related costs                 (4,639)          (536)
     Federal and state taxes payable                  5,604         (1,496)
                                                    ________       ________

  Net cash provided by operating activities          42,227         22,361
                                                    ________       ________

Cash flows from investing activities:

  Purchase of property and equipment, net           (46,332)       (18,461)
  Acquisitions of businesses, net of cash acquired  (52,015)       (42,535)
  Net increase in short-term investments             (7,225)        (3,080)
  Net increase (decrease) in long-term investments      (19)             1
  Unrealized gain on investments                         20            133
                                                    ________       ________

  Net cash used in investing activities            (105,571)       (63,942)
                                                    ________       ________

Cash flow from financing activities:

  Proceeds from long-term debt                       65,337         37,279
  Repayment of long-term debt                        (8,212)        (3,174)
  Note receivable-related parties                     9,798          1,341
  Issuance of common stock                           11,625         14,362
  Reacquisition of common stock for treasury        (13,927)        (3,451)
                                                    ________       ________

  Net cash provided by financing activities          64,621         46,357
                                                    ________       ________

  Net increase in cash and cash equivalents           1,277          4,776

  Effect of exchange rate on cash                         -            (85)

  Cash and cash equivalents at beginning of period   24,330         13,352
                                                    ________       ________

  Cash and cash equivalents at end of period        $25,607        $18,043
                                                    ========       ========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
           Notes to Condensed Consolidated Financial Statements


1. GENERAL. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000. Certain line items in the prior year's consolidated condensed financial statements have been reclassified to conform to the current year's presentation.


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

   In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test.

   ______________________
* Companies with fiscal year ends beginning after March 15, 2001, who have not yet issued financial statements for their first interim period, may early adopt Statement 142.

   In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which
   would be measured as of the date of adoption.   This second step is
   required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

   As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $132,472, unamortized identifiable intangible assets in the amount of $7,112, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $3,793 and $4,456 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

   In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement
   No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

   The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001. Accordingly, the Company will adopt Statement 144 in the first quarter of 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

3. COMPREHENSIVE INCOME. Other comprehensive income includes foreign currency translation adjustments and net unrealized gains and losses on investments in equity securities. Such amounts are as follows:

                                                      THREE MONTHS ENDED
                                                      __________________

                                     September 30, 2001                September 30, 2000
                                     __________________                __________________
                             Before-tax     Tax      Net-of-Tax  Before-Tax     Tax   Net-of-Tax
                               Amount     Expense      Amount      Amount     Expense   Amount
                             ____________________________________________________________________

Foreign currency translation
  adjustments                      87          -          87         260          -         260

Unrealized gains (losses) on
  investments:
    Unrealized holding gains
    (losses) arising during
    period                         28        (11)         17           -          -          -
                             ____________________________________________________________________
Other comprehensive income        115        (11)        104         260          -        260

  Net income                   12,845     (5,011)      7,834      10,419     (4,161)     6,258
                               ______     _______      _____      ______     _______     _____

  Total comprehensive income  $12,960    $(5,022)     $7,938     $10,679    $(4,161)    $6,518
                              =======    ========     ======     =======    ========    ======


                                                      NINE MONTHS ENDED
                                                      _________________

                                     September 30, 2001                September 30, 2000
                                     __________________                __________________
                             Before-tax     Tax     Net-of-Tax  Before-Tax      Tax   Net-of-Tax
                               Amount     Expense     Amount      Amount      Expense   Amount
                             ____________________________________________________________________

Foreign currency translation
  adjustments                     30           -          30        351          -         351

Unrealized gains (losses) on
  investments:
    Unrealized holding gains
    (losses) arising during
    period                        32         (12)         20        222        (89)        133
                             ____________________________________________________________________
Other comprehensive income        62         (12)         50        573        (89)        484

  Net income                  47,579     (18,556)     29,023     38,025    (15,209)     22,816
                              ______     ________     ______     ______    ________     ______

  Total comprehensive income $47,641    $(18,568)    $29,073    $38,598   $(15,298)    $23,300
                             =======     ========    =======    =======    ========     ======

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


                                                THREE MONTHS ENDED
                                                __________________
   U.S. Pharmacy Services Business    September 30, 2001   September 30, 2000
   _______________________________    __________________   __________________

     Revenues                               $142,284            $120,858
     Operating Income                       $ 15,358            $ 12,997

   U.S. Medical Imaging Business
   _____________________________

     Revenues                               $ 39,432            $ 26,475
     Operating Income                       $  4,228            $  3,251

   International Operations
   ________________________

     Revenues                               $ 12,078            $  8,129
     Operating Income                       $    342            $    388

   Unallocated Corporate
   _____________________

     Operating Loss                         $ (4,556)           $ (4,360)



                                                  NINE MONTHS ENDED
                                                  _________________
   U.S. Pharmacy Services Business    September 30, 2001   September 30, 2000
   _______________________________    __________________   __________________

     Revenues                               $413,308            $366,791
     Operating Income                       $ 55,525            $ 44,482

   U.S. Medical Imaging Business
   _____________________________

     Revenues                               $116,243            $ 66,943
     Operating Income                       $ 12,518            $  8,062

   International Operations
   ________________________

     Revenues                               $ 33,351            $  25,052
     Operating Income                       $  1,554            $   1,615

   Unallocated Corporate
   _____________________

     Operating Loss                         $(11,875)           $ (12,169)



5. NET INCOME PER SHARE. Basic earnings per share (EPS) amounts are computed by dividing earnings applicable to common stockholders by the weighted average number of shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. Anti-dilutive outstanding stock options of 2,309 and zero for the three months and 2,307 and 779 for the nine months ended September 30, 2001 and 2000 have been excluded from the diluted calculation, respectively.

   The reconciliation of the numerator and denominators of the basic and diluted earnings per share computations are as follows for the three and nine months ended September 30, 2001 and 2000:

                                                  THREE MONTHS ENDED
                                                  __________________
                               September 30, 2001                    September 30, 2000
                     __________________________________________________________________________
                        Income       Shares     Per Share     Income        Shares    Per Share
                     (Numerator)  (Denominator)   Amount    (Numerator)  (Denominator)  Amount
   ____________________________________________________________________________________________

   Net income           $7,834                                $6,258

   Basic EPS            $7,834       24,603        $.32       $6,258         24,091      $.26
                                                   ____                                  ____

   Effect of Dilutive
       Stock Options                  2,421                                   3,283
                                      _____                                   _____

   Diluted EPS          $7,834       27,024        $.29       $6,258         27,374      $.23
                                                   ____                                  ____


                                                  NINE MONTHS ENDED
                                                  _________________
                               September 30, 2001                    September 30, 2000
                     __________________________________________________________________________
                        Income       Shares     Per Share     Income        Shares    Per Share
                     (Numerator)  (Denominator)   Amount    (Numerator)  (Denominator)  Amount
   ____________________________________________________________________________________________

   Net income          $29,023                                $22,816

   Basic EPS           $29,023       24,494       $1.18       $22,816        23,864      $.96
                                                  _____                                  ____

   Effect of Dilutive
       Stock Options                  2,553                                   2,679
                                      _____                                   _____

   Diluted EPS         $29,023       27,047       $1.07       $22,816        26,543      $.86
                                                  _____                                  ____


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


7. ACQUISITION OF BUSINESSES. During the third quarter of 2001, we made four acquisition investments. We acquired a company that provides cardiovascular services through three sites in North Carolina and Virginia for a purchase price of $13.8 million. For the second acquisition, we acquired two domestic companies that design, manufacture and sell radiation detection and measurement equipment for the medical and nuclear power plant industry for a purchase price of $10.8 million. In addition, our medical imaging business acquired three centers via two acquisitions in the quarter. The first of these was a multi-MRI site in Ft. Lauderdale, Florida for a purchase price of $5.1 million plus the assumption of $1.5 million of debt. Secondly, we acquired two MRI centers in El Paso, Texas for a purchase price of $4.3 million plus the assumption of $3.6 million of debt.

ITEM 2.


             SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS
      FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


NET SALES
_________

Consolidated net sales for the three months ended September 30, 2001 increased 24.7% or $38.3 million to $193.8 million versus $155.5 million for the third quarter of 2000. Consolidated net sales for the nine months ended September 30, 2001 increased 22.7% or $104.1 million to $562.9 million versus $458.8 million for the same period of the prior year.

U.S. PHARMACY SERVICES BUSINESS

Our Pharmacy Services business grew year-over-year 17.7% to $142.3 million for the current quarter and 12.7% year-to-date to $413.3 million. This increase is primarily the result of continued growth in both the overall marketplace and the Cardiology sector of the Company's business. In addition, our acquisitions accounted for $5.7 million or 4.7% of the increase for the quarter. Our overall year-over-year growth rate for the Cardiology sector was approximately 12% for the quarter and year-to-date. Unit dose sales of Cardiolite(R), a proprietary technetium-based heart imaging agent to which the Company has preferential U.S. distribution rights, led the growth in Cardiology with approximately a 15% growth rate for both the quarter and year-to-date. We implemented price increases of approximately 3.5% in both 2000 and 2001, which contributed to the sales growth.

U.S. MEDICAL IMAGING BUSINESS

Our Medical Imaging business continues to grow both as a result of the acquisition of sites and growth at existing sites. Overall, sales have increased year-over-year 48.9% to $39.4 million for the current quarter and 73.6% year-to-date to $116.2 million. Same-store sales growth for the three months ended September 30, 2001 was approximately 8% or $1.9 million and represented 14.7% of the increase. Same store sales growth year to date was approximately 13% and represented 13.0% of the increase. Sales associated with prior acquisitions were responsible for the remainder of the growth.
At quarter end, we had 65 domestic imaging centers compared to 55 for the comparable quarter in 2000. We expect to continue to grow this business through a combination of growth in existing sites and acquisitions in certain strategic geographic regions. In order to accomplish these goals, we continue to devote capital for key strategic systems initiatives, equipment upgrades and replacements at imaging centers, and the purchase of new imaging equipment such as PET scanners.

INTERNATIONAL OPERATIONS

Our international operations continue to grow and sales increased year-over-year 48.6% to $12.1 million for the current quarter and 33.6% year-to-date to $33.4 million. Same-store growth was 3.4% for the quarter and was again impacted by Taiwan sites, which continued to report lower sales due to a slowdown in government healthcare funding. Excluding Taiwan, same-store sales growth was 6.8% for the quarter. We generated $9.2 million of additional revenues for the nine months ended September 30, 2001 from sites that we opened ourselves and acquired. We look for the continued expansion of this segment as our existing operations mature and we complete further strategic acquisitions.

GROSS PROFIT
____________

Gross profit for the three months ended September 30, 2001 increased year-over-year 31.3% or $17.4 million to $72.8 million. Year-to-date gross profit increased year-over-year by 32.0% or $51.8 million to $213.7 million. As a percentage of net sales, gross margins reached 37.6% for the third quarter ended September 30, 2001 and 38.0% year-to-date compared to 35.6% and 35.3% for the respective periods in 2000.

U.S. PHARMACY SERVICES BUSINESS

The gross profit for the pharmacy services business continues to improve.
Our margin increased from 27.9% or $33.8 million in the third quarter of 2000 to 29.0% or $41.2 million in the third quarter of 2001.Year to date, this margin increased from 28.4% or $104.4 million in 2000 to 29.4% or $121.4 million in 2001. These improvements are due to price increases on products, the shift from lower margin products to Cardiolite(R) and continued leverage of our labor and material resources.

U.S. MEDICAL IMAGING BUSINESS

The gross profit margin for this group decreased from 69.6% or $18.4 million to 66.6% or $26.2 million in the third quarter of 2001 as compared to the third quarter of 2000. Year to date, this margin decreased from 70.5% or $47.2 million in 2000 to 66.7% or $77.6 million in 2001. This decline is principally from two factors. The first is the increase in the number of multi-modality sites as compared to the previous year. We increased the number of multi-modality sites from twelve at June 30, 2000 to twenty-five at September 30, 2001 because many local insurance groups prefer to contract with imaging centers that offer all modalities. Consequently, insurance groups do not have to enter into multiple contracts. Our multi-modality sites generally have a lower gross profit margin due to lower average scan fees and higher operating costs. The second reason for the margin decline is that we experienced an increase in reading fees that we pay to our contracted radiologists.

INTERNATIONAL OPERATIONS

The gross profit margin for this segment increased from 40.5% or $3.3 million to 44.5% or $5.4 million in the third quarter of 2000 as compared to the third quarter of 2001. Year to date, this margin increased from 41.6% or $10.4 million in 2000 to 44.3% or $14.8 million in 2001. These margins have improved as volumes increase and efficiencies improve at our pharmacy sites. Our overall mix of revenues from imaging centers has also contributed to higher margins, as imaging margins are traditionally higher than pharmacy margins.

OPERATING, SELLING AND ADMINISTRATIVE EXPENSES
______________________________________________

Operating, Selling and Administrative costs increased 30.1% or $10.9 million for the third quarter of 2001 as compared to the third quarter of 2000. These costs increased 26.5% or $26.8 million on a year-to-date basis. The ratio of these expenses to sales increased slightly to 24.3% from 23.3% in the comparative quarter in 2000. Year-to-date, these costs increased from 22.0% in 2000 to 22.7% in 2001. The primary reason this percentage remained relatively flat in the quarter and year-to-date was that we accrued bonuses, which are linked to reaching certain stock price and earnings levels at a higher rate during 2000 than in 2001. These smaller accrued bonus amounts were offset in the current year by increased headcount, yearly wage increases, and increases in other expenses.

DEPRECIATION AND AMORTIZATION
_____________________________

Depreciation and amortization increased by 48.4% or $3.4 million to $10.3 million for the third quarter 2001 as compared to the third quarter of 2000. These costs increased 49.7% or $9.3 million to $28.0 million on a year-to-date basis. These increases were primarily the result of depreciation, goodwill and non-compete costs associated with our imaging business acquisitions, which accounts for $2.1 million of this increase for the quarter and $6.5 million year-to-date. Additionally, we have invested capital in international sites (primarily imaging equipment), which contributed about $1.2 million of this increase on a year-to-date basis.

OTHER EXPENSE, NET
__________________

The increase in Other Expense, Net of $6.2 million to $10.1 million on a year-to-date basis was primarily the result of increased interest expense for acquisition debt incurred since the prior year offset by lower interest rates on the variable portion of the debt.

ACAUISITION OF BUSINESSES
_________________________

During the third quarter of 2001, we made four acquisition investments. We acquired a company that provides cardiovascular services through three sites in North Carolina and Virginia for a purchase price of $13.8 million. We also acquired a domestic company that designs, manufactures and sells radiation detection and measurement equipment for the medical and nuclear power plant industry for a purchase price of $10.8 million. In addition, our medical imaging business acquired three centers via two acquisitions in the quarter. The first of these was a multi-MRI site in Ft. Lauderdale, Florida for a purchase price of $5.1 million plus the assumption of $1.5 million of debt. Secondly we acquired two MRI centers in El Paso, Texas for a purchase price of $4.3 million plus the assumption of $3.6 million of debt.

LIQUIDITY AND CAPITAL RESOURCES
_______________________________

We had cash, cash equivalents and investments of $38.1 million at September 30, 2001 compared with $42.0 million at December 31, 2000. Our total debt of $230.9 million at September 30, 2001 reflects an increase of $80.9 million when compared to the balance of $150.0 million at December 31, 2000. The increase for the nine months ended September 30, 2001 results primarily from the financing of acquisitions, which required approximately $52.0 million and capital additions, which exceeded cash provided by operations by $4.1 million. In addition, since December 31, 2000, we repurchased 411,000 shares of our stock at a value of $13.9 million for treasury stock. Working capital increased by $52.1 million to $132.5 million at September 30, 2001 compared to $80.4 million at December 31, 2000. We believe that sufficient internal and external sources exist to fund operations and future expansion plans. We have $21.3 million in available credit on the $200 million credit line at September 30, 2001.


FORWARD-LOOKING STATEMENTS
__________________________

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


ITEM 3.


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

           SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES



Part II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits

10.     Material Contracts

     10.1 First Amendment to First Amended and Restated Credit Agreement dated as of September 13, 2001, among Bank One, NA as Lender,
            The Bank of Nova Scotia as Document Agent, the Company and Syncor Management Corporation
     10.2   Severance Agreement dated August 24, 2001 between Haig
            Bagerdjian and the Company
     10.3   Severance Agreement dated August 24, 2001 between John S.
            Baumann and the Company
     10.4   Severance Agreement dated August 24, 2001 between Rodney
            Boone and the Company
     10.5 Severance Agreement dated August 24, 2001 between Jack Coffey and the Company
     10.6 Severance Agreement dated August 24, 2001 between Sheila Coop and the Company
     10.7   Severance Agreement dated August 24, 2001 between William
            Forster and the Company
     10.8 Severance Agreement dated August 24, 2001 between Monty Fu and the Company
     10.9   Severance Agreement dated August 24, 2001 between Robert
            Funari and the Company
     10.10 Severance Agreement dated August 24, 2001 between Lewis William Terry, Jr. and the Company
     10.11 Severance Agreement dated August 24, 2001 between David Ward and the Company
     10.12  Syncor International Corporation Special Severance Plan

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


                              SYNCOR INTERNATIONAL CORPORATION
                                        (Registrant)





November 14, 2001           By:  /s/ William P. Forster
                            _________________________________________________
                            William P. Forster
                            Senior Vice President and Chief Financial Officer
                            (Principal Financial/Accounting Officer)