Form 10-K
period 2001-12-31
SYNCOR INTERNATIONAL CORP /DE/
filed 2002-04-01
CIK 202763

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________________________________________________

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

______________________________________________________

For the Fiscal Year Ended December 31, 2001

Commission File Number 0-8640

SYNCOR INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	85-0229124
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6464 Canoga Avenue, Woodland Hills, California	91367-2407
(Address of principal executive offices)	(Zip Code)

(818) 737-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK $.05 PAR VALUE
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes Ö    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average closing bid and asked prices of such stock on March 25, 2002, was $613,263,495.  For purposes of the foregoing calculation, each executive officer and director of Registrant was deemed an “affiliate” of Registrant. The number of shares outstanding (excluding treasury shares) of the Registrant’s $0.05 par value common stock as of March 25, 2002 was 24,756,517 shares.

                                                          DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement for Registrant’s Annual Meeting of Stockholders to be held on June 17, 2002, are incorporated by reference into Part III of this report.

                                                             SYNCOR INTERNATIONAL CORPORATION

                                                                                  TABLE OF CONTENTS

                                                                           FORM 10-K ANNUAL REPORT

                                                                                      December 31, 2001

PART I

Item 1.	BUSINESS	1

Item 2.	PROPERTIES	19

Item 3.	LEGAL PROCEEDINGS	19

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	N/A

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED
	STOCKHOLDER MATTERS	20

Item 6.	SELECTED FINANCIAL DATA	20

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	22

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	32

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE	N/A

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	33

Item 11.	EXECUTIVE COMPENSATION	33

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT	33

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	33

PART IV

Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
	ON FORM 8-K	34

PART I

Item 1.     BUSINESS.

Overview

We are a provider of specialty services and products used in the diagnosis, treatment and management of heart disease, cancer and other disorders.  We are the nation’s leading provider of radiopharmacy services and a leading provider of outpatient medical imaging services.

                Radiopharmacy Business

Our 130 domestic radiopharmacies serve hospitals, medical clinics and medical imaging centers in 48 states and supply more than 50% of the U.S. market for these specialized services.  We also own or operate 19 radiopharmacies in 13 foreign countries and in Puerto Rico.  Our radiopharmacies compound, dispense and distribute patient-specific radiopharmaceutical prescriptions, or unit doses, used in nuclear diagnostic imaging procedures.  We also distribute radiopharmaceuticals in bulk for manufacturers.

A radiopharmaceutical is a radioactive compound formed by combining precise amounts of radioactive materials with targeting compounds that concentrate in specific human organs or tissues.  Radiopharmaceuticals, like other pharmaceuticals, are prescribed by physicians based on their patients’ specific needs.  When administered to the patient, the radiopharmaceutical can be detected with the use of specialized medical imaging equipment. Radiopharmaceutical nuclear imaging procedures are used by physicians primarily to detect irregularities in organ tissue or function in order to diagnose heart disease, cancer and other disorders.  Radiopharmaceuticals are also used in some cases to treat, manage and monitor disease.

The most common use of nuclear imaging procedures is for the diagnosis of heart disease.  We distribute Cardiolite®, made by Bristol-Myers Squibb, through a long-standing agreement that we originally had with DuPont Pharmaceuticals until it was acquired by Bristol-Myers.  We have been instrumental in making Cardiolite® the best-selling cardiology imaging agent in the U.S.  We distribute Cardiolite® on an exclusive basis within specified geographic areas under our agreement with Bristol-Myers.

In addition, we have recently undertaken new initiatives to produce and distribute other complex pharmaceuticals and products used in diagnosing and treating disease and other health problems.  Complex pharmaceuticals are products that have challenging storage or handling requirements, may require patient specific compounding or ultra-precise dispensing accuracy, may require rapid response to critical conditions or, due to its cost or limited availability, may require a stockless approach to inventory management.  These products include F-18 Fluorodeoxyglucose, or FDG, and Xigris™, which is manufactured by Eli Lilly and Company.  We produce and distribute FDG, the most commonly used radiopharmaceutical in positron emission tomography (PET), a highly sensitive imaging technology used to diagnose cancer and manage cancer therapies.  We have a strategic partnership with Eli Lilly to be their exclusive rapid response provider of Xigris, a biotechnology compound used to treat severe sepsis, a life-threatening condition if not treated immediately.

                Medical Imaging Business

We also are a leading independent provider of outpatient medical imaging services.  Our 65 outpatient medical imaging centers are organized in clusters located primarily in Arizona, California, Florida and Texas.  We also own or operate 19 medical imaging centers in five foreign countries and Puerto Rico.  Medical imaging services are principally noninvasive procedures that generate representations of internal anatomy and convert them to film or digital media to aid in the detection and diagnosis of diseases and other disorders.  By concentrating centers in targeted markets, we offer managed care organizations and other third-party payors a full complement of medical imaging services, including magnetic resonance imaging, or MRI, computed tomography, or CT, traditional X-ray, mammography, ultrasound and fluoroscopy imaging, as well as PET imaging services.

Industries

                Radiopharmacy Services Industry

Radiopharmaceuticals have a short shelf-life, because they utilize radioactive materials that continuously decay.  Through the late 1970s, hospitals typically operated their own on-site radiopharmacies that compounded radiopharmaceuticals as needed for each hospital's imaging needs, which was believed to be the only viable means of having these time-sensitive products available for procedures when needed.  In 1974, we pioneered the concept of outsourcing unit-dose radiopharmacy services.  Our outsourcing approach has been widely adopted because it lowers hospital inventory and other costs and expenses and enhances physician service and support.  Today, nearly 90% of radiopharmaceutical unit doses are compounded off-site.

As the U.S. population has increased and life expectancies have continued to increase, the demand for radiopharmacy services also has increased, particularly in the areas of cardiology and oncology.  Although used for many imaging procedures, the most common use for radiopharmaceuticals is for cardiology imaging procedures.  These procedures are very effective in revealing the size, shape and other structural characteristics of the heart and other human tissues and have gained widespread clinical acceptance as important tools in detecting and diagnosing certain heart problems.  As the benefits of preventative medicine are becoming more widespread, we believe that cancer-related radiopharmaceutical imaging procedures and therapies also are gaining wider acceptance.

Approximately 12 million radiopharmaceutical imaging procedures were performed in the U.S. in 2001, including more than 150,000 PET imaging procedures.  In 2001, the U.S. market for all radiopharmacy services was approximately $1.12 billion, of which about 66% related to heart imaging procedures and 11.5% related to cancer imaging procedures.  From 1994 through 2001, radiopharmacy services expenditures have grown at an estimated compounded annual growth rate of 10%, and we anticipate that the U.S. market for radiopharmacy services will continue to grow due, in part, to aging population demographics and demand for less invasive methods of diagnosis and treatment.

We believe that advances in medical imaging technology and new applications for nuclear imaging procedures also will contribute to increased demand for radiopharmacy services.  For example, PET imaging can reveal function, or metabolism, at the cellular level, which differentiates it from other imaging procedures such as MRI and CT imaging, which primarily demonstrate structure, or anatomy.  PET is a clinically proven, safe method for the imaging of an increasing number of diseases and disorders, including colon cancer, lung cancer, breast cancer, lymphoma, brain cancer, heart disease and neurological disorders such as Alzheimer’s Disease.  PET imaging can be used to visualize rapidly growing tumors, to determine tumor response to radiation or chemotherapy, to diagnose recurrence of tumor growth after surgical removal, to decide the best location for a biopsy of a suspected tumor and to differentiate harmless scarring, or radiation necrosis, from new tumor growth.  PET imaging also is a useful tool for determining whether exploratory surgery, radiation therapy, organ transplantation or other procedures may be necessary.

                Medical Imaging Services Industry

Medical imaging services are principally non-invasive procedures that generate representations of internal anatomy and convert them to film or digital media for viewing.  Film is transmitted by computer.  Medical imaging facilitates the early detection and diagnosis of diseases and other disorders, helping to minimize the cost and amount of care required and reducing the need for more costly, invasive diagnostic procedures

There are several types of medical imaging services, or modalities, including:

Magnetic resonance imaging (MRI)– MRI uses high-strength magnetic fields to produce computer-processed images of the body.  MRI offers excellent image quality, and in many cases is the preferred means of imaging tissues and organs such as the brain, spinal cord and other internal anatomy.

Computed tomography (CT) imaging – CT imaging uses computer analysis of information generated by an X-ray beam to produce multiple images of a particular organ or area of the body.  CT imaging is used to detect tumors and other conditions affecting bones and internal organs.

Nuclear Imaging– Nuclear imaging uses special equipment, most commonly a gamma camera, to detect gamma rays that concentrate in a particular organ or part of the body.  Nuclear imaging is an effective tool for the early diagnosis of heart disease, thyroid disease tumors, bone changes and other conditions.

Positron emission tomography (PET) imaging – PET is a nuclear medicine imaging technique that uses radiopharmaceuticals with shelf-lives that are extremely short.  FDG is the most commonly used PET isotope.  PET imaging demonstrates function, or metabolism, at the cellular level, which differentiates it from other medical imaging procedures such as MRI or CT imaging, which primarily demonstrates structure, or anatomy.

X-ray –X-ray uses electromagnetic radiation to penetrate the body to form an image on film. Conventional X-ray is used to study soft tissue and bone.

Mammography –Mammography uses a low-dose X-ray of the breast tissue that allows detection of tumors and cysts.

Ultrasound – Ultrasound uses high frequency sound waves that are sent out into the body.  The reflected "echoes" create an image from inside the body.  Ultrasound is used on internal organs and, most commonly, fetuses.

Fluoroscopy –Fluoroscopy uses an enhanced X-ray to study organs, typically in the digestive tract.  Fluoroscopy differs from conventional X-ray in that it enables the radiologist to see "live" images of body functions, such as the digestive system at work on a monitor rather than on a still film.

Total annual spending for medical imaging services in the U.S. for 2001 was estimated at $66 billion.  Demand for all medical imaging services in the U.S. has increased approximately 8% per year over the past five years primarily due to:

*              aging of the general population;

*              more active lifestyles, resulting in an increase in incidence of injuries;

*              advances in medical imaging equipment and technology;

*              physician acceptance of advanced medical imaging procedures;

*              development of new applications for existing medical imaging technologies;

*              expanded reimbursement for advanced medical imaging procedures; and

*              a wider acceptance of the benefits of preventative medicine.

Medical imaging procedures typically are performed in hospitals, medical clinics, free-standing outpatient medical imaging centers and mobile medical imaging centers.  Most hospitals and medical clinics own and operate their own medical imaging systems within their facilities to serve their own patients.  These hospitals or clinics bill their patients’ third-party payors, such as health insurers, Medicare or Medicaid, for the imaging services.

Free-standing outpatient medical imaging centers, like the imaging centers we own and operate, are located in permanent facilities outside of hospitals or medical clinics.  Free-standing centers depend primarily on physician referrals for patients.  They generally do not contract with hospitals or medical clinics, and may compete with local hospitals and medical clinics in the provision of medical imaging services.  Like hospitals and medical clinics, independently owned and operated outpatient medical imaging centers bill their patients or third-party payors for their services.  The ownership of outpatient medical imaging centers in the U.S. is highly fragmented, with more than 4,100 independent outpatient centers nationwide.

Competitive Strengths

We believe the competitive strengths of our business include:

                Market Leadership

We own and operate 130 radiopharmacies nationwide, or more radiopharmacies than our three largest competitors combined.  Our radiopharmacies can deliver radiopharmaceuticals within 90 minutes to hospitals, medical clinics and medical imaging centers that perform more than 90% of all radiopharmaceutical imaging procedures performed in the U.S. in 2002.  Radiopharmaceuticals are time-sensitive, with half-lives ranging from 110 minutes to eight days, with the majority of the radiopharmaceuticals we dispense having a half life of six hours.  Accordingly, our proximity to our customers is one of our principal strengths.

Our established national distribution channels have enabled us to establish exclusive relationships with leading companies who seek a national distribution channel.  We are the exclusive distributor of Bristol-Myers' Cardiolite® in specified geographic areas surrounding most of our U.S. radiopharmacies.  Cardiolite® has become the best-selling cardiac imaging agent in the U.S. since we began distributing it.  We also recently entered into an exclusive arrangement with Eli Lilly to distribute its Xigris product on an emergency basis nationwide.  Xigris is a complex biotechnology compound for treating severe sepsis, a life-threatening condition if not treated immediately.  We offer Eli Lilly the unique ability to distribute Xigris within three hours to most hospitals nationwide.

Our medical imaging centers are organized in local clusters within targeted regions.  Regional critical mass results in cost efficiencies from higher equipment utilization and lower overhead costs and staffing expenses.  Our significant regional presence also allows us to attract and contract with leading radiologists and negotiate favorable relationships with third-party payors in the region.

                Superior Service

Our radiopharmacies operate under a single set of business processes and information systems that enable us to provide prompt, reliable service, rapidly implement new services and products and provide valuable information on product usage to manufacturers and other suppliers.  We can receive and process customer orders and deliver patient-specific unit doses 24 hours a day, 7 days a week.  This enables our customers to obtain the correct doses at the right time in order to effectively schedule radiopharmaceutical imaging procedures.  In 2001, we compounded and dispensed more than approximately 7 million unit doses with a reported dispensing error rate of approximately 1/100,000.  We also remove and dispose of the contaminated syringes containing radioactive materials from our customer sites.  Our tracking systems allow our customers to meet governmental reporting requirements.

The local clustering of our medical imaging centers allows us to offer a range of medical imaging modalities and services, greater flexibility of scheduling, timely and accurate diagnoses, and the ability to establish and maintain relationships with referring physicians.

                Broad Range of Services and Products

We offer more than 50 brand name and generic radiopharmaceuticals.  We are applying our strengths developed in the marketing and distribution of Cardiolite® to position ourselves to become a major provider of PET radiopharmaceuticals, brachytherapy seeds and other time-sensitive, complex pharmaceutical products, such as Xigris, where we believe there are other marketing opportunities. In February 2002, we entered into an agreement with IDEC Pharmaceuticals Corporation to distribute Zevalin, a novel radioimmunotherapy recently approved by the US Food and Drug Administration for the treatment of certain Non-Hodgkin's Lymphomas.  We believe that our leading market share and proven ability to enhance product brands will help to assure our access to new radiopharmaceuticals and other products suitable for rapid distribution through our nationwide radiopharmacy network.

Local clustering of our medical imaging centers allows us to provide convenient scheduling and a full range of medical imaging services within a localized market in a cost-effective manner, because each center is not required to offer each type of imaging service.  Further, local clusters of imaging centers facilitate our relationships with referring physicians because we can serve their patients more quickly and efficiently.

                Innovation and Product Safety

We have a long history of providing innovative solutions to our customers’ needs with services and products that enhance the safety and performance of the products we distribute.  We pioneered the concept of outsourcing radiopharmacy services in 1974.  Our radiopharmacy innovations also include our patented tungsten radiopharmaceutical delivery systems, commonly known as “Pigs,” and our SECURE® Safety Insert Systems, which set new standards for the safe handling and delivery of radiopharmaceuticals and ease of use in compliance with rigorous regulations governing our industry.

                Integrated Information Technology and Customer Support

We have developed a number of proprietary information system technologies, including SYNtrac™, Unit Dose Manager™ and NucLink™, to assist our customers in the management of their nuclear medicine departments and radiopharmaceutical inventories, to make the calculation of patient-specific radiopharmaceutical prescriptions easier, and to facilitate electronic communication with our local radiopharmacies.  These systems are used by more than 1,600 of our radiopharmacy customers to meet the extensive record-keeping and other regulatory requirements applicable to their businesses.  We believe that gaining access to SYNtrac and other systems and our logistics management skills is an important factor in many customers’ decisions to enter into multi-year primary supplier agreements with us.

Radiopharmacy Business

Our radiopharmacies primarily compound, dispense and distribute patient-specific radiopharmaceutical prescriptions, or unit doses, used in nuclear diagnostic imaging procedures.  Our radiopharmacy customers typically order individual patient prescriptions for radiopharmaceutical unit doses by telephone or via a direct computer link-up with our radiopharmacies.  As we receive prescriptions, we schedule them for compounding, dispensing and delivery to the customer.  Compounding of unit doses involves mixing a radioactive isotope, which is constantly decaying, with the appropriate pharmaceutical.  Our radiopharmacists calculate the precise amount of radioisotope that will deliver the correct dosage at the scheduled time of use, taking into account the rate of decay.  Unit doses are typically drawn from a vial into a syringe for transportation and administration.  Because the radioisotopes used in radiopharmaceuticals emit radiation, they must be stored and delivered in specialized containers.  We have developed proprietary, OSHA-compliant, radiopharmaceutical delivery systems, including our SECURE® Safety Insert Systems and our line of tungsten containers, commonly known as "Pigs," that allow for the safe transport and handling of radioactive substances and reduced radiation exposure to our radiopharmacy personnel and customers.

Once the radiopharmaceutical unit dose is prepared, we coordinate the delivery of the unit dose directly to the customer’s point of use through our staff of 862 customer service assistants and fleet of more than 800 delivery vehicles nationwide.  Most deliveries are made next-day, within one to six hours before the scheduled imaging procedure.  Because the radioisotope is constantly decaying, reliable and timely delivery is essential.  Our 130 radiopharmacies nationwide can deliver radiopharmaceuticals within 90 minutes to hospitals, medical centers and medical imaging centers that performed more than 90% of all radiopharmaceutical imaging procedures performed in the U.S. in 2001.  This enables us to process prescription orders for scheduled radiopharmaceutical patient imaging procedures in a timely and cost effective manner and to provide unscheduled emergency services.

After the radiopharmaceutical has been administered to the patient, the syringe is placed back into the same container in which we delivered it to be picked up and returned to our radiopharmacy by our customer service assistants.  We take responsibility for disposing of the used syringe and maintaining appropriate records that the product was compounded, delivered and disposed of in accordance with the myriad of regulations covering the use, handling and disposal of radioactive materials.

                Services and Products

We compound, dispense and distribute unit-dose radiopharmaceuticals made by a number of manufacturers. We also distribute radiopharmaceuticals in bulk to hospitals and other customers that compound and dispense the product themselves.

Our primary products are cardiology imaging agents used in diagnosing heart problems.  In 2001, sales of Cardiolite® represented an estimated 58% of sales of all cardiac imaging agents in the U.S. and 41.2% of our total sales.

We act as the primary distributor of Cardiolite, as well as a distributor of Bristol-Myers' other radiopharmaceutical products, under the terms of a supply and distribution agreement with Bristol-Myers.  Under the terms of the agreement, we have exclusive rights to distribute Cardiolite within specified geographic areas surrounding most of our existing U.S. radiopharmacies.  Our exclusive rights to distribute Cardiolite also extend to new radiopharmacies that we may develop or acquire in local markets where Bristol-Myers has no preexisting distribution arrangement.  In other markets, and in areas outside of the specified areas surrounding our radiopharmacies, our rights to distribute Cardiolite are nonexclusive.  Our rights to distribute other Bristol-Myers products, including Thallium, also are nonexclusive.

Our other principal radiopharmacy products include Thallium, a generic cardiac imaging agent, which accounted for 6.3% of our net sales in 2001.  No other product constitutes more than 1.4% of our net sales.

We also produce FDG, which we distribute through our network of radiopharmacies.  FDG is the most commonly used radioisotope in PET radiopharmaceuticals.  When administered intravenously, FDG can reveal how certain organs and tissues are functioning by measuring glucose metabolism.  It is widely used to study organ and tissue functions in neurology, cardiology and oncology.  FDG is produced in cyclotrons and has a half-life of only 110 minutes.  In order to effectively provide PET radiopharmaceuticals, it is essential to have adequate supplies of FDG in proximity to the radiopharmacy where the PET radiopharmaceutical is to be compounded and dispensed.  To ensure an adequate supply of FDG, we have built or acquired 8 cyclotron facilities in key markets and have entered into arrangements with several local universities and other cyclotron owners and operators to supply us with this critical component of PET radiopharmaceuticals in other markets.

We also produce and distribute Iodine-123 capsules.  Iodine-123 is a radiopharmaceutical used to diagnose and treat thyroid disorders.  We manufacture Iodine-123 capsules at our Golden, Colorado facility.  Our radiopharmacies also distribute Iodine-125 brachytherapy seeds, which are used to treat prostate cancer.  We manufactured our own line of Iodine-125 brachytherapy seeds until February 2002, when we discontinued production of the seeds.  We are currently evaluating whether or not to re-start the manufacture of seeds.

We have other businesses that complement our radiopharmacy services business.  We provide radiology technical staff on a temporary or full-time basis to hospitals, radiology clinics, nuclear cardiology clinics and physician offices in over thirty markets nationwide.  On August 1, 2001, we acquired Inovision Radiation Measurements, LLC and its affiliate, Victoreen, LLC, both of which now operate as Syncor Radiation Management, LLC.  As a result of the acquisition, we now manufacture and supply radiation measurement equipment and related accessories used by nuclear medicine departments, radiopharmacies and other businesses that handle radioactive materials.  On August 31, 2001, we acquired InteCardia, Inc., a provider of cardiovascular services through the operation of a state-of-the-art cardiac diagnostic facility that offers outpatient cardiac catheterization, nuclear cardiology and echocardiography.  InteCardia also offers nuclear cardiology groups with full turnkey services, including the provision of imaging and cardiac stress equipment and nuclear medicine technologists.

                Proprietary Systems and Technologies

In 1994, we introduced the SECURE® Safety Insert System, which is designed to eliminate the potential for contamination of lead-lined or tungsten radiopharmaceutical containers with radioactive material or the blood from used radiopharmaceutical syringes.  With our system, the risk of needle sticks also is reduced significantly. We believe that our patented SECURE® Safety Insert System is the only system currently available that meets new, more stringent OSHA industry standards that went into effect in July 2001.  We also have patent rights to a family of tungsten radiopharmaceutical delivery systems that we refer to as the “Pigs.”  The Pigs are radiopharmaceutical containers that are smaller and weigh considerably less than traditional containers used to transport radiopharmaceuticals and set new industry standards for the safe transport and handling of radiopharmaceuticals, including FDG.  Our tungsten containers also provide enhanced radiation shielding compared to lead-lined delivery systems typically used by our competitors, resulting in a reduction in radiation exposure to our pharmacy personnel and customers.

We also license to our customers our proprietary Windows-based SYNtrac, Unit Dose Manager and NucLink integrated software and hardware systems to assist them in the management of their nuclear medicine departments and to facilitate electronic communication with our radiopharmacies.  As of December 31, 2001, we licensed our software systems to more than 1,600 of our radiopharmacy customers.

                Customers

We provide radiopharmacy services and products to hospitals, medical centers and medical imaging clinics in 48 states in the U.S., Puerto Rico and 13 foreign countries.  Our principal radiopharmacy service customers are:

            *          corporate account customers such as group purchasing organizations, or GPOs;

            *          local independent hospitals and medical clinics; and

            *          community-based, multiple-facility integrated healthcare networks, or IHNs.

Corporate account customers, either GPOs or proprietary multi-hospital groups, negotiate contracts on behalf of IHNs, independent hospitals, and clinics.  These contracts are multi-year contracts, although certain contracts have clauses that permit the GPO or multi-hospital group to cancel the contract if certain conditions occur. We estimated that we have 1,165 customers committed under a national or regional contract. Sales to members or affiliates of our corporate account customers were approximately $225 million in 2001, representing nearly 29% of our net sales, compared to approximately $187 million, or nearly 30% of our net sales in 2000.  Our largest corporate account customers include AmeriNet  Inc. and Health Trust Purchasing Group (formerly Columbia/HCA).  In 2001, sales to AmeriNet and Health Trust represented 10% and 6%, respectively, of our net sales.  No other corporate account customer accounts for as much as 5% of our net sales.

We also have customers that are affiliated with GPOs that do not have contracts with us.  Sales to these customers were approximately $191 million in 2001, representing nearly 25% of our net sales, compared to approximately $168 million, or 26.8% of our net sales in 2000.  No customers in this sales category accounted for as much as 5% of our net sales.

Despite the fact that the majority of IHN’s and hospitals hold membership or are affiliated with a GPO or proprietary multi-hospital group, some IHN’s and local independent hospitals choose not to participate in a national agreement.  Our sales to these customers were approximately $133 million in 2001, representing nearly 17.2% of our net sales.  This compares to $104 million, representing 16.5% of our net sales, in 2000.  No local independent hospital or clinic accounted for as much as 5% of our net sales.

                Sales and Marketing

We market and sell our radiopharmacy services and products and services in the U.S. directly through a dedicated sales force of more than 100 national and regional sales and marketing personnel.  Our sales and marketing personnel are responsible for developing and managing customer relationships and for communicating the benefits of working with Syncor.  To maintain a highly effective local presence, our field sales force works closely with local radiopharmacy managers to ensure that our customers’ expectations are met on a daily basis.  We also have individuals dedicated to targeting and managing contracts with multi-hospital groups, including GPOs, proprietary hospital systems, and multi-hospital alliances.  In addition, we have a specialty sales team designed to increase our sales in new areas separate from traditional nuclear medicine, such as brachytherapy and PET.

We also rely indirectly on the sales and marketing efforts by manufacturers of the radiopharmaceuticals we distribute.  For example, our sales and marketing force works closely with Bristol-Myers’ sales and marketing personnel to make joint sales calls, prepare marketing and sales materials and educate customers regarding the Bristol-Myers products we distribute.

                Distribution

We have a nationwide distribution network consisting of a national distribution center in Toledo, Ohio, and three regional distribution centers.  Our national distribution center maintains a central warehouse of critical supplies in order to facilitate bulk-purchasing and minimize warehousing and inventory requirements at our radiopharmacies.

                Competition

Our radiopharmacies in the U.S. compete for both unit-dose sales, which account for 90% of the U.S. market, and sales of bulk products, which account for the remaining 10%.  We compete on a national level with radiopharmaceutical manufacturers that operate their own radiopharmacies, including Amersham, PLC and Mallinckrodt Inc.  We also compete with Central Pharmacy Services, Inc., a nationwide owner and operator of radiopharmacies.  We also compete in local markets across the U.S. with independent radiopharmacies and universities that own and operate their own radiopharmacies.

The key competitive factors affecting our radiopharmacy services business are:

            *          speed and reliability of radiopharmacy services;

            *          safety of radiopharmaceutical delivery systems;

            *          geographic scope of operations;

            *          range of radiopharmaceuticals and other products offered;

            *          integration of order and delivery functions with customers’ operations; and

            *          record keeping and regulatory compliance.

Our PET radiopharmaceuticals compete with PET radiopharmaceuticals produced and distributed by PETNet Radiopharmaceutical Services, Inc., Mobile P.E.T. Systems, Inc. and Eastern Isotopes.

Medical Imaging Business

We own or operate 65 free-standing outpatient medical imaging centers organized in clusters located primarily in Arizona, California, Florida and Texas. Each cluster offers a full complement of medical imaging services, including MRI, CT imaging, X-ray, ultrasound, mammography, fluoroscopy.  We also own or operate 19 medical imaging centers in four foreign countries and Puerto Rico.  Our foreign medical imaging centers include 2 catheterization labs.

Thirty-four of our centers offer only MRI, and the remaining 31 centers offer one or more of the different types of imaging services, including 4 centers that offer PET imaging.  At each of our centers, we schedule patient imaging procedures specified by the referring physician and record all patient insurance and billing information.  The scheduled imaging procedures are performed by our medical technologists under the supervision of licensed radiologists who perform their services on an independent contractor basis.  The radiologists consult with referring physicians regarding the nature of the medical imaging procedures that are performed by our medical technologists and interpret the medical images.

                Customers, Contracts and Payors

We depend primarily on physician referrals for patients at our medical imaging centers.  We focus on developing a strong physician referral network and relationships with leading radiologists.  We believe that our regional differentiation, combined with our full complement of medical imaging services, makes us attractive to managed care organizations and other payors, who increasingly prefer to work with fewer healthcare services providers, including medical imaging services providers.

Our medical imaging net sales depend to a large extent upon the acceptance of outpatient diagnostic imaging procedures as covered benefits under various third-party payor programs.  In order to be reimbursed for these services, payment must be approved by private insurers or Medicare and Medicaid programs.  In 2001, Medicare and Medicaid accounted for approximately 15.5% of our total net sales, while managed care organizations accounted for approximately 65.8%, and conventional indemnity insurance companies and workers’ compensation each accounted for approximately 8.0%.  Other plans, including self-pay, account for the remainder.

                Billing and Collection

Billing and collection and other administrative functions for most of our medical imaging centers are performed at regional billing offices located in Westlake Village, California, Plantation, Florida and Jacksonville, Florida.  Our regional offices generally bill and collect both for technical services we provide at our centers and for professional services performed by radiologists affiliated with our centers.  We believe that our ability to provide a single bill for all medical imaging services centers, instead of separate billing for technical, professional and other services, is preferred by third-party payors.

Accurate billing is crucial to reimbursement from third-party payors.  In July 2001, we began implementing an enterprise-wide integrated medical imaging services information management and billing system.  This new system will allow us to standardize and implement best operating practices and further consolidate billing and collection functions for all our medical imaging centers.  Some of our recently acquired centers currently bill and collect on individual systems, but will be converted to consolidated billing and collection functions in our regional offices in the near future.

                Imaging Systems Equipment

We operate a variety of medical imaging systems.  As of December 31, 2001, we operated 69 MRI systems, 22 CT systems, 6 PET systems (including 2 systems in sites we managed but did not own) and 60 other systems, substantially all of which are owned by us.  We have made significant investments in purchasing, updating and maintaining our systems in an effort to offer the latest, most advanced imaging systems available.  As of December 31, 2001, approximately 44% of our systems were less than three years old.  We have the ability to upgrade most of our current MRI and CT systems, which we believe reduces the potential for technological obsolescence.  We continually evaluate our capital needs and periodically purchase new equipment or update or enhance existing equipment.  We purchase our imaging systems from major medical equipment manufacturers, including General Electric Medical Systems, Hitachi Medical Systems, Siemens Medical Systems, and Phillips Medical Systems.  As a major purchaser of medical imaging systems, we believe we receive relatively attractive pricing for equipment and service contracts from equipment manufacturers.

                Sales and Marketing

We depend primarily on physician referrals for patients at our medical imaging centers.  We market and sell our medical imaging services through local and regional marketing personnel and with the help of local radiologists affiliated with our centers.  We focus our marketing and sales activities on attracting referrals from physicians representing various medical specialties and, to a lesser extent, on contracting with managed care organizations and others.

                Competition

The market for diagnostic imaging services is highly fragmented and competitive.  There are few national medical imaging service providers and more than 4,100 independent outpatient medical imaging centers nationwide.  We compete with independent regional or local owners and operators of medical imaging centers, including hospitals and private medical clinics and radiology physician groups that own their own medical imaging equipment.  We generally do not compete with the national imaging services providers, who tend not to have a significant presence in the markets we serve.

We believe that the key competitive factors affecting our medical imaging business are, in order of importance:

                        *      range of medical imaging modalities and services offered;

                        *      proximity of imaging center locations and flexibility of scheduling;

                        *      timeliness and accuracy of diagnosis by our affiliated radiologists;

                        *      ability to attract and retain qualified affiliated radiologists and technologists;

                        *      quality and type of equipment used;

                        *      price;

                        *      relationships with referring physicians;

                        *      participation in healthcare plans; and

                        *      access to capital.

Government Regulation

                Radiopharmacy Business

Each of our radiopharmacies in the U.S. is licensed by and must comply with the regulations of the U.S. Nuclear Regulatory Commission, or NRC, or corresponding state agencies. In addition, each radiopharmacy is licensed and regulated by the Board of Pharmacy in the state where it is located. Our manufacturing facility in Colorado and our FDG production facilities in Florida, California, Massachusetts, Missouri, Ohio, Pennsylvania, Texas and Washington, are licensed by the respective states to handle radioactive materials and are registered with the Food and Drug Administration, or FDA, as manufacturing facilities. As FDA-registered manufacturing facilities, they must comply with the FDA’s “current good manufacturing practices” standards.

Periodic inspections of our radiopharmacies and manufacturing facilities are conducted by the NRC, FDA and various other Federal and state agencies.  Unsatisfactory inspection results could lead to escalated enforcement action, the imposition of fines or the suspension, revocation or denial of renewal of the licenses for the location inspected. We devote substantial human and financial resources to ensure continued regulatory compliance by our radiopharmacies and manufacturing facilities.

We are subject to various Federal, state and local regulations relating to occupational safety and health and the use and disposal of bio-hazardous materials.  In addition, the products we dispense and distribute through our U.S. radiopharmacies are subject to Federal, state and local regulations relating to drugs and medical devices.

Our transport of radioactive materials is regulated by the U.S. Department of Transportation, or DOT.  We audit our own radiopharmacies for DOT compliance.  The DOT, and corresponding state regulators, also conduct periodic and unannounced inspections of our radiopharmacies for compliance with applicable regulations.  Although we believe that our safety practices and procedures for storing, handling, transporting, and disposing of radioactive, bio-hazardous, and other hazardous and non-hazardous materials comply with applicable laws, regulations, and standards, we cannot eliminate completely the risk of accidental contamination or injury from such materials.  In the event of a spill or release, we could be held liable for damages that result, and any liability could exceed the limits or fall outside our insurance coverage.  We also could incur business interruption or other loss of business as a result of such an event.  Furthermore, there can be no assurance that there will not be future changes to the regulatory programs applicable to us, and those changes could force us to make significant changes to our processes, procedures, or materials or to make investments in capital improvements to our facilities.

The need to comply with applicable environmental laws and regulations, such as those regulating the use and disposal of radioactive materials, is inherent in our industry and the normal operations of our radiopharmacies and our manufacturing facilities. Historically, compliance with such laws and regulations has not had a material adverse effect on our capital expenditures, earnings or competitive position.

The Centers for Medicare and Medicaid Services, or CMS (formerly the Health Care Financing Administrations, or HCFA), the U.S. agency that establishes Medicare reimbursement policies, regularly re-evaluates reimbursement rates for all health care provider services and has reduced such rates in the past.  Starting August 1, 2000, CMS began using prices submitted by manufacturers to set reimbursements for many hospital outpatient drugs, including radiopharmaceuticals, instead of reimbursing these products as a direct cost pass-through.  Since our sales of radiopharmaceuticals are made to hospitals and clinics, we get paid by them, not reimbursed by CMS.  The introduction of set reimbursement rates nevertheless could have an impact on the prices that customers will be willing to pay for the radiopharmaceuticals that they purchase from us, and that impact, in turn, could affect our revenues.  We are not able to predict the long-term impact of this change in the reimbursement system upon our business.

We are also subject to the Federal fraud and abuse laws governing provider and supplier relationships with Federal healthcare programs, including Medicare and Medicaid.  One such law, the Federal Anti-Kickback Statute, prohibits payments made in exchange for referral of items or services covered by Federal health care programs, including Medicare and Medicaid.  This law is extremely broad.  It prohibits fraudulent claims, kickbacks, rebates and bribes, as well as payment of any form of remuneration, in cash or in kind, in return for referrals of business paid for by Federal health care programs.  Also prohibited are any payments made to those in a position to recommendpurchasing, leasing, or ordering any goods, services, or items for which payment may be made under Federal health care programs.  Failure to comply with the Anti-Kickback Statute can result in a felony conviction, imprisonment, significant fines, and exclusion from the Medicare and Medicaid programs.

Recognizing that the law is broad and may technically prohibit beneficial arrangements, the Office of the Inspector General ("OIG") of the Department of Health and Human Services developed regulations addressing those types of business arrangements that will not be subject to scrutiny under the law.  These "Safe Harbors" describe activities that may technically violate the act, but which are not to be considered illegal when carried on in conformance with the regulations.  For example, the Safe Harbors cover activities such as offering discounts to health care providers and contracting with physicians or other individuals that have the potential to refer business to us that would ultimately be billed to Medicare or Medicaid.

The OIG periodically issues Fraud Alerts identifying practices it believes may violate Federal fraud and abuse laws.  One Fraud Alert addressed joint venture and contractual arrangements between healthcare providers.  Another concerns prescription-drug marketing practices.  Drug marketing activities may implicate the Federal fraud and abuse laws because the cost of drugs is often reimbursed by Medicare and Medicaid.  According to the Fraud Alert, questionable practices may include payments to pharmacists to recommend a particular drug or product.  We try to structure our business arrangements to comply with Federal fraud and abuse laws.  However, if we are found to have violated any of these laws, we could suffer penalties, fines or possible exclusion from Medicare, Medicaid or other governmental programs.  For example, our business arrangements may not fully meet the stringent criteria specified in the Safe Harbors.  Failure to qualify for Safe

Harbor protection does not mean that an arrangement is illegal.  Rather, the arrangement must be analyzed under the Anti-Kickback Statute to determine whether there is an intent to pay or receive remuneration in return for referrals.  Even though we continuously strive to comply with the requirements of the Anti-Kickback Statute, liability under the Anti-Kickback Statute may still arise because of the intentions of the parties with whom we do business.  Conduct and business arrangements that do not fully satisfy one of the Safe Harbors may result in increased scrutiny by government enforcement authorities such as the OIG.

Many states have adopted laws similar to the Federal Anti-Kickback Statute.  Some of these state prohibitions apply to referral of patients for health care services reimbursed by any source, not just government health care programs.  Although we believe that we comply with both Federal and state anti-kickback statutes, any finding of a violation of these laws could subject us to criminal and civil penalties or possible exclusion from Federal or state health care programs.  Such penalties would adversely affect our financial performance and our ability to operate our business.

The Federal False Claims Act and similar state statutes prohibit presenting, or causing to be presented, a claim for payment under Medicare, Medicaid, and other Federally funded programs containing false or misleading information.  Although our radiopharmacy services segment for the most part does not submit claims for payment directly to Federally funded programs, the costs of our products are included in the claims submitted by our customers to Federally funded programs.  Thus, liability could accrue to us if a finding were made that we “caused” a false claim to be presented to the government.  Violations of the False Claims Act can result in significant penalties and exclusion from participation in the Medicare and Medicaid programs.  Liability under the False Claims Act arises primarily when an entity knowingly submits a false claim for reimbursement to the Federal government.  Simple negligence should not give rise to liability, but submitting a claim with reckless disregard of its truth or falsity could result in substantial civil liability.  In addition to the civil provisions of the False Claims Act, the Federal government can use several other criminal statutes to prosecute persons who submit false or fraudulent claims for payment to the Federal government.  The costs of defending claims under the False Claims Act, and, if a violation is found, the cost of sanctions imposed under the Act, would adversely affect our financial performance.

Our foreign radiopharmacies are subject to the regulations of the countries in which they operate.

                Medical Imaging Services

The Federal government and all states in which we operate or plan to operate medical imaging centers regulate various aspects of our medical imaging services business.

Reimbursement for medical imaging services is undergoing change as third-party payors, such as Medicare and Medicaid, health maintenance organizations and other health insurance carriers, increase effortsto control the cost, utilization and delivery of healthcare services. Legislation has been proposed or enacted at both the Federal and state levels to regulate healthcare delivery in general and medical imaging services in particular.  CMS, the U.S. agency that establishes Medicare reimbursement policies, regularly re-evaluates reimbursement rates for all health care provider services, including medical imaging services, and has reduced such rates in the past.  CMS' latest published figures applicable to reimbursement for medical imaging services reflect reductions in rates of up to 4 percent for 2002.  We are not able to predict the long-term impact of changes in the reimbursement system upon our business.

The medical imaging services business also is subject to state insurance laws governing the presentation and payment of insurance claims for medical imaging services to patients with health insurance.

The establishment and operation of outpatient diagnostic imaging centers are subject to various licensing requirements.  Some states require a Certificate of Need, or CON, in some circumstances to establish, construct, acquire or expand healthcare facilities and services.  We may also have to comply with Federal certification requirements, such as the Federal certification requirement to provide mammography examinations and the Medicare certification requirement for our centers to be qualified as Independent Diagnostic Testing Facilities.  Certificate of need regulations may limit or preclude us from providing our services in certain jurisdictions.  In practice, certificate of need laws have prevented hospitals and other providers who have been unable to obtain a certificate of need from acquiring new machines or offering new services.  A significant increase in the number of states regulating our business through certificate of need or similar programs could adversely impact us.  Our medical imaging centers also are subject to Federal and state regulations relating to testing standards, personnel accreditation and compliance with government reimbursement programs.

Our centers are also subject to the Federal fraud and abuse laws described above for the radiopharmacy business.  See “Government Regulation-Radiopharmacy Business” above.  Among the types of relationships covered by the Safe Harbors developed by the OIG are personal service arrangements, such as the arrangements between radiologists and our medical imaging centers.  In addition to the Safe Harbors, the OIG has issued Advisory Opinions, indicating whether the OIG would be likely to view a particular arrangement as violative of the Federal Anti-Kickback Statute.  With respect to payments for marketing services, the OIG has indicated that if an arrangement contains certain characteristics, the arrangement may be more likely to be investigated by the OIG or found to violate the Federal Anti-Kickback Statute.  Among the characteristics listed by the OIG are compensation arrangements based on a percentage of sales and the use of sales agents who are health professionals to exert undue influence on purchasers or patients.  Our arrangements with physicians and other persons or entities who may be in a position to refer patients may not fully meet the stringent criteria specified in the Safe Harbors.  Failure to qualify for Safe Harbor protection does not mean that an arrangement is illegal.  Rather, the arrangement must be analyzed under the Anti-Kickback Statute to determine whether there is an intent to pay or receive remuneration in return for referrals.  Even though we continuously strive to comply with the requirements of the Anti-Kickback Statute, liability under the Anti-Kickback Statute may still arise because of the intentions of the parties with whom we do business.  Conduct and business arrangements that do not fully satisfy one of the Safe Harbors may result in increased scrutiny by government enforcement authorities such as the OIG.  Our centers are also subject to the Federal False Claims Act described above for the radiopharmacy business.  See “Government Regulation-Radiopharmacy Business” above.

The “Stark II” statute, enacted under the Omnibus Budget Reconciliation Act of 1993, prohibits a physician from making a referral to an entity for the furnishing of designated health services (including diagnostic imaging services) for which payment may be made under a Federal health care program, if the physician has a financial relationship with that entity.  The term financial relationship includes both ownership interests and compensation arrangements.  Any person who presents or causes to be presented a claim to the Medicare or Medicaid programs pursuant to a prohibited referral is also subject to significant penalties and possible exclusion from participation in Federal health care programs. In addition, a number of states (including California and Florida) have enacted their own versions of self-referral laws which may require physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider.  Any sanctions imposed on us under Stark or companion state laws could adversely affect our financial results and our business.  Our medical imaging services business also may be subject to state laws that prohibit the practice of medicine by non-physicians or the splitting of fees between physicians and non-physicians.

The Federal Health Insurance Portability and Accountability Act of 1996 provides that it is a felony to knowingly and willfully execute any scheme to defraud any healthcare benefit program.  This Act also imposes new requirements relating to the privacy of medical information.  The government published regulations to implement these requirements in December 2000, with which health care providers are expected to comply by April 2003.  A violation of these provisions may result in criminal or civil penalties, which would adversely affect our financial performance or our ability to operate our business.  We have begun to address compliance with the Act and applicable regulations and expect the new requirements to have significant effect on the manner in which we handle health data and communicate with payors.  The cost of compliance with this act could be significant and could adversely affect our financial performance and business.

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

Our foreign medical imaging centers are subject to the regulations of the countries in which they operate.

Patents, Trademarks, and Licenses

We own a number of trademarks and patents, including patent rights to our SECURE® Safety Insert System and our family of radiopharmaceutical delivery systems known as “Pigs.”  SECURE® Safety Inserts is a registered trademark, and CMI-Net™, NeRD™, NucLink™, PETPig™, Piglet™, Piglet2™, PharmaSeed™, SYNtrac™ and UDM™ are trademarks of the Company.

We license our SYNtrac, UDM and NucLink systems to our customers to assist in the management of their nuclear medicine departments and to facilitate electronic communication between our radiopharmacies and customers.

We believe that our trademarks, patents and licenses are important contributors to our ability to differentiate our radiopharmacy services from those of our competitors and build mutually beneficial long-term customer relationships.

Employees

As of December 31, 2001, we employed more than 4,200 people in the U.S., of whom approximately 3,000 were full-time employees.  Of our full-time employees, approximately 1,580 are employed in our U.S. radiopharmacy business, 800 are employed in our U.S. medical imaging business, 400 are employed in our international operations, and the rest are in our corporate headquarters.  Four hundred twenty of our U.S. radiopharmacy business employees are licensed nuclear pharmacists.  With limited exceptions in foreign countries, none of our employees is covered by a collective bargaining agreement.  We consider our employee relations to be good.

Environmental Matters

In operating our facilities, historically we have not encountered any major difficulties in effecting compliance with applicable pollution control laws.  No material capital expenditures for environmental control facilities are expected.  While we cannot predict the effect which any future legislation, regulations, or interpretations may have upon our operations, we do not anticipate any changes that would have a material adverse impact on our operations.

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

Sales of Cardiolite®   account for a significant portion of our net sales and net income, and a reduction in our Cardiolite sales as a result of the expiration of our current exclusive distribution rights in December 2003 and the expiration of the key patents for Cardiolite, could have a material adverse impact on our business and operating results.

Sales of Cardiolite accounted for 41.2% of our net sales in 2001. Under the terms of our supply and distribution agreement with Bristol-Myers, we have the exclusive right to distribute Cardiolite within specified geographic areas surrounding most of our U.S. radiopharmacies.  These rights expire December 31, 2003, and we cannot assure you that they will be renewed or extended on similar terms, or at all.

Bristol-Myers'  key U.S. patents for Cardiolite expire between 2005 and 2008.  Once the patents expire, other manufacturers may begin producing and distributing generic versions of Cardiolite   which could compete with Cardiolite.  It is also possible that new cardiology imaging agents may be developed in the future that are superior to Cardiolite.  Our Cardiolite sales could decline significantly in the future if our current distribution rights are not renewed or extended after the end of 2003, and thereafter when generic versions of Cardiolite become available after Bristol-Myers’ key U.S. patents expire or the introduction of new cardiology imaging agents.  If we are unable to respond appropriately to the occurrence of any of these events, they could have a material adverse impact on our business, operating results and financial condition.

We depend on Bristol-Myers for our principal products and raw materials, and any loss or interruption in the supply of Bristol-Myers' products or raw materials would have a material adverse impact on our business and operating results.

Our radiopharmacies dispense more than 50 different radiopharmaceutical products with more than 100 medical indications, which we obtain primarily from six suppliers.  Our principal supplier in the U.S. is Bristol-Myers, from which we obtain Cardiolite, as well as Thallium, a generic cardiology imaging agent that accounted for 6.3% of our net sales in 2001.  In the aggregate, products supplied by Bristol-Myers, including Cardiolite and Thallium, accounted for 53.5% of our net sales in 2001.  Our business, results of operations and financial condition would be materially adversely affected if our supply of products from Bristol-Myers is interrupted for any reason.  In addition, our business, results of operations and financial condition would be materially adversely affected if we encounter delays in obtaining alternative products from other suppliers, or if alternate products available to us are inferior in quality to Bristol-Myers’ products and are not readily accepted by our customers.

Technetium is a radioactive isotope used to compound radiopharmaceuticals, which are then dispensed to our customers, generally in unit-dose form.  Sales of technetium-based products (such as Cardiolite) accounted for 50.9% of our net sales in 2001.  We obtain most of our U.S. supply of technetium from technetium generators supplied by Bristol-Myers.  We do not have a long-term contract with Bristol-Myers for the supply of technetium generators.  Although we believe technetium generators are available in sufficient quantity from other suppliers, we have periodically experienced minor disruptions in our supply.  Any significant disruption in our supply of technetium generators could have a material adverse effect on our business, results of operations and financial condition, unless and until we obtain alternative sources of supply.

We depend on a few large customers for sales of our radiopharmaceutical services and products, and the loss of one or more of these customers could have a material adverse impact on our operating results.

Corporate account customers representing multiple-facility integrated healthcare networks, or IHN’s, or local independent hospitals, and that purchase exclusively through a GPO, accounted for 29% of our net sales in 2001.  Sales to AmeriNet Inc.and Health Trust Purchasing Group (formerly Columbia/HCA) constituted 16% of our net sales in 2001.  Although most of these contracts are multi-year contracts, certain contracts permit the customers to cancel their contracts on 30 to 90 days notice.  In addition, all of our contracts may be cancelled for a variety of reasons, including our inability to provide the level of quality of service and products required by the contract.  Although the loss of any particular corporate account does not necessarily result in our losing each of the individual hospitals or clinics within a purchasing group as customers because they may continue to purchase from us outside of the corporate account contracts, often we do lose customers following the termination of corporate contracts.  The trend toward further consolidation of hospital and clinic groups and the use of large purchasing groups may put further pressure on our future profit margins, and the loss of any significant corporate account customers or a material part of such customers’ business (whether as a result of a cancellation of our contract, an acquisition of our customer by another company that is served by another provider, a material deterioration in the financial condition of our customer or otherwise) may have an adverse short-term or long-term impact on our radiopharmacy net sales, which could have a material adverse impact on our business, operating results or financial condition.

We depend on reimbursements from third-party payors, and therefore changes in the mix of payors or in their reimbursement policies could have a material adverse impact on our business and operating results.

We depend in significant part on reimbursements from governmental and non-governmental third-party payors.  This reimbursement directly affects our medical imaging net sales because we receive direct payments from third-party payors for services we provide, and also indirectly affects our radiopharmacy services net sales, because it affects the amounts our customers are reimbursed for payments they make to us for our radiopharmaceuticals and the amount of these reimbursements impacts the amount our customers are willing to pay us.  Third-party payors are implementing a variety of approaches to reduce costs, which could have a material adverse effect on us.  The increasing prevalence of managed care, centralized purchasing decisions by hospitals, consolidation among and integration of healthcare providers and competition for patients is continuing to affect pricing, purchasing, usage patterns and particular drug treatment decisions based on cost considerations.  The level of reimbursement we are able to obtain for our services increasingly will depend on our ability to properly itemize and bill for these items.  Cost-reduction measures implemented by third-party payors, decisions by third parties limiting the use of diagnostic tests or drug treatments we provide, the inability of any third-party payors to satisfy their payment obligations to us, or a shift in the mix of our private payors to managed care organizations which tends to reduce the amount reimbursed for tests and treatments, could have a material adverse impact on our business, operating results or financial condition.

We derive a significant portion of our revenue from governmental programs such as Medicare and Medicaid.  In 2001, 15.5% of our net sales were attributable to direct reimbursements from these programs.  In recent years, changes in these highly regulated programs have limited and reduced reimbursements to providers and these trends may continue.  For example, the Centers for Medicare and Medicaid Services, or CMS, the Federal agency that establishes Medicare reimbursement policies, has considered making significant reductions in reimbursement rates for medical imaging services and radiopharmaceuticals in the past and has indicated that it is continuing to evaluate these rates.  We believe new initiatives by CMS to lower these reimbursement rates can be expected in the future.  For example, on August 1, 2000, CMS began setting reimbursement rates for radiopharmaceuticals based on the prices submitted by manufacturers, which tend to be lower than the previous prices based on the pass-through rate.  Further, CMS recently approved reductions in reimbursement rates for PET studies for hospital outpatients effective April 1, 2002.  We are not able to predict the effects of this change in Medicare reimbursement policies, nor can we predict whether CMS will also make reductions in reimbursement rates for PET studies conducted at independent diagnostic testing facilities such as our medical imaging centers.  In addition, the Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, executive orders, and freezes and funding reductions, any of which may adversely affect our business.  For example, for purposes of Medicare reimbursement, recently promulgated Federal regulations affect the ability of a Medicare provider such as a hospital to include a service or facility as provider-based, as opposed to treating the service as if it were offered offsite from the hospital.  Historically, provider-based status has allowed a provider to obtain more favorable Medicare reimbursement for services like the ones we provide.  While the Medicare, Medicaid and SCHIP Benefits and Improvement Act of 2000 offers some relief for facilities recognized as provider-based on October 1, 2000, under these new regulations, some of our customers may have difficulty qualifying our services for provider-based status.  If a client cannot obtain provider-based status for our services, then the provider might decide not to contract with us, which would result in a decline in our revenues.

We also may be subject to rate reductions as a result of Federal budgetary or other legislation related to the Medicare and Medicaid programs.  Various state Medicaid programs periodically experience budget shortfalls, which may result in Medicaid payment reductions and delays in payment to us.

The application or repeal of state certificate of need regulations could harm our business.

Some states require a certificate of need or other similar regulatory approval prior to the acquisition of high-cost capital items such as some of the equipment we purchase and use to render our services.  In many cases, a limited number of certificates of need are available in a given jurisdiction, and if we are unable to obtain the applicable certificate of need or other approval, these regulations may limit or preclude our options in the relevant jurisdiction.  On the other hand, states in which we have obtained a certificate of need or other required approval may repeal certificate of need or other relevant regulations or liberalize exemptions from such regulations, actions which would lower the barrier to entry in those states and could adversely affect our business.

Complying with Federal and state health care payment requirements is an expensive and time-consuming process, and any failure to comply, even if inadvertent, could result in substantial refund obligations and/or penalties.

Because we derive a significant portion of our revenue from governmental programs such as Medicare and Medicaid, we are directly subject to extensive and technical billing and operations requirements by both the Federal government and the states in which we do business.  In the areas in which we do not directly bill the government for services, we are nevertheless indirectly subject to such requirements through our customers.  We believe that our billing practices materially comply with applicable state and Federal requirements.  However, there can be no assurance that such requirements will not be interpreted in the future in a manner inconsistent with our interpretation and application.

The rules that directly or indirectly affect us include, but are not limited to, the following:

                        *      Federal and state billing, claims submission, and documentation laws and regulations;

                        *      the Federal Medicare and Medicaid Anti-kickback Law, and similar state laws;

                        *      the Federal False Claims Act, and similar Federal criminal laws;the Federal Physician Anti-Self-Referral law (“Stark II”), and similar state laws;

The failure to comply, even if inadvertent, with any of these requirements could require us to refund payments to the government.  Such refunds could be significant and could also lead to the imposition of significant penalties.  Even if we successfully defend against any action against us for violation of these laws or regulations, we would likely be forced to incur significant legal expenses and divert our management’s attention from the operation of our business.  Any of these actions, individually or in the aggregate, could adversely affect our ability to operate our business and our financial results.

We depend upon highly trained personnel in the operation of our radiopharmaceutical and medical imaging businesses, and our inability to recruit and/or retain a sufficient number of these personnel could restrict our ability to meet the needs of our customers and could have a material adverse impact on our business, operating results and financial condition.

Each of our radiopharmacies employs one or more nuclear pharmacists who require highly specialized training and must be specially licensed.  There is a shortage nationwide of nuclear pharmacists, and we may not be able to attract or retain sufficient qualified pharmacists in some geographic areas we serve.  Our loss of our pharmacists, or our inability to attract a significant number of new pharmacists could have a material adverse impact on our business, operating results or financial condition.

In addition, each of our medical imaging center employs a number of technologists who require specialized training to operate our diagnostic equipment.  There is a shortage of qualified technologists.  It is impossible to predict the availability of technologists or the compensation levels that will be required to hire and retain them.  We may not be able to hire and retain a sufficient number of technologists, and we may be required to increase our compensation costs to do so.

A reduction in the number of medical imaging procedures we perform could have a material adverse impact on our business and operating results.

The principal operating costs in our medical imaging services business are depreciation, fees paid to radiologists, compensation paid to technologists, rent, annual system maintenance costs, and insurance costs.  Because most of these costs are relatively fixed, a significant reduction in the number of procedures we perform for any reason (including as a result of increased competition, changes in third-party payor reimbursement policies, equipment down-time for scheduled or unanticipated maintenance or otherwise) could result in significantly lower operating margins.

Changes in radiopharmaceutical and medical imaging technologies or the introduction of new services and products in the markets we serve could have an adverse impact on our radiopharmacy and medical imaging businesses.

Radiopharmaceutical and medical imaging technologies are subject to constant and often rapid changes.  New and more effective radiopharmaceutical services and products may be developed for the diagnosis or treatment of diseases, particularly in the cardiovascular or oncology areas, and we may be unable to obtain marketing rights to these products or have to pay substantial amounts to acquire them.  In addition, new diagnostic or treatment modalities that are not based on nuclear medicine may be developed for diseases currently addressed by our products.  These developments could adversely affect our radiopharmacy net sales, which could have a material adverse impact on our business, operating results or financial condition.

The emergence of new types of equipment or significant improvements to the existing types of equipment for medical imaging could render our existing medical imaging equipment obsolete or noncompetitive and require us to significantly modify or abandon our existing imaging equipment.  New types of equipment may also render the use of radiopharmaceuticals as imaging agents unnecessary.  These developments could have a material adverse impact on our business, operating results or financial condition.

Our business and our industry are highly regulated, and if government laws or regulations are enforced in a manner adverse to us we may be subject to significant penalties and sanctions.

The healthcare services industry is extensively regulated by Federal, state and local governmental agencies.  We are subject to regulation by the Food and Drug Administration, the Nuclear Regulatory Commission, the Department of Transportation, state nuclear regulatory agencies, state boards of pharmacy, state health departments and various other Federal and state agencies, and similar governmental agencies in other countries in which we operate.  If we do not comply with the laws and regulations applicable to us we may be subject to a variety of penalties and sanctions, including substantial civil and criminal penalties, damages and fines and the curtailment of our operations.  Any penalties, damages, fines or curtailment of our operations, individually or in the aggregate, could have a material adverse impact on our business, operating results or financial condition.  The risk of our being found in violation of applicable laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations.  Any action against us for violation of these laws or regulations, even if ultimately we are successful in defending against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our businesses.

We are subject to economic, political and other risks and uncertainties inherent in doing business internationally.

Our international operations accounted for 6.4% of our net sales in 2001.  Our international operations are subject to various risks and uncertainties of doing business in foreign markets, and these risks and uncertainties may be heightened as a result of our strategy of targeting emerging market countries.  The risks and uncertainties relating to our international operations include:

*	fluctuations in currency rates, which may affect our reported earnings;

*	compliance with foreign regulatory requirements which often are subject to frequent change and not as well defined and developed as in the U.S.;

*	operations through joint ventures with local partners over whom we have limited control;

*	political and economic instability in the countries where we operate; and

*	restrictions on remittances of cash from our international operations.

If we become subject to product liability and malpractice claims that are not adequately covered by our insurance, we may have to pay significant damages and other expenses.

Our businesses are subject to the risks of various claims from customers and patients, including claims arising from the distribution and manufacture of radiopharmaceuticals and medical devices and malpractice claims arising from the provision of medical imaging services.  We may not be able to maintain product liability or malpractice insurance in the future on acceptable terms or with adequate coverage against potential liabilities.  A successful claim not covered by our insurance, or in excess of our insurance coverage, could have a material adverse impact on our business, operating results or financial condition.

Our business depends in part upon our ability to protect our intellectual property and avoid violating the intellectual property of others.

We rely to a significant extent on various intellectual property rights, including patents, tradenames, trademarks and trade secrets.  We own U.S. patents covering our proprietary radiopharmaceuticals delivery system, including our SECURE® Safety Insert System and our family of tungsten radiopharmaceutical delivery systems more commonly known as “Pigs.”  We also license our proprietary SYNtrac and Unit Dose Manager software systems to many of our customers for the management of their nuclear medicine departments and to facilitate electronic communication with our radiopharmacies.  In addition, we rely on certain other trade secrets and other proprietary know-how that are either not patentable or that we choose not to patent.  If any of our competitors successfully challenges or circumvents our patents or trade secrets, our business, operating results or financial condition could be materially and adversely impacted.  If we violate the intellectual property rights of others, we could be subjected to costly litigation and be required to pay significant damages to these parties and to discontinue or substantially modify our business activities that are in violation of these rights, any of which could also have a material adverse impact on our business, operating results or financial condition.

Our stock price may be volatile.

During 2001, the closing price of our Common Stock ranged from $26.03 to $42.29 per share.  The market price can be affected by many factors, including reports dealing with our suppliers and customers, our operating results, announcements by our competitors, changes in government regulations that affect our businesses, general market conditions, volume of shares traded on any given day, and statements by analysts.  We also have 7,646,654 stock option shares outstanding as of March 8, 2002, of which 3,027,606 are vested.  Of the unvested option shares, 2,691,957 option shares granted under our Universal Performance Equity Participation Plan with exercise prices ranging from $8.34 to $36.38 could vest at any time on or after June 30, 2002 if certain stock price targets are met.  If a significant number of employees exercise and sell their vested stock options at any one time, this could have an adverse impact on our stock price.

Unsuccessful system implementation could have an adverse financial impact on our Company.

We have made significant investments in information systems technology to help us efficiently conduct our business on a day-to-day basis, and the failure of these systems could have a material adverse impact on our business and our financial condition.

We are highly automated and dependent upon the use of sophisticated hardware and software to conduct day-to-day business transactions.  While we believe that we have adequate technical support in-house as well as from external resources and that we have sufficient backup and recovery plans, there can be no assurance that prolonged interruptions in the functioning of our information systems technology would not have an adverse impact on our ability to conduct day-to-day business.  In addition, we have invested substantial resources in the development and implementation of proprietary software for our pharmacy services business and in customizing third-party software for our medical imaging business that will allow standardized information collection and distribution throughout our network of pharmacies and medical imaging centers. These systems are complex, and despite extensive testing and quality control, will require successful integration with third-party software, as well as continuing updates to correct errors or defects, to keep current with advances in technology, or to make enhancements requested by users.  There can be no assurance that either system will be successfully integrated and produce the expected benefits during the next several years.  If the integrations on either of the two systems are not successful or if the systems cannot be properly maintained or upgraded during the next several years, we will need to re-evaluate our investments in these systems.  This re-evaluation could mean additional financial investment to correct deficiencies or upgrade the systems, or result in a decision to abandon one or both systems, any of which could result in an adverse financial impact, especially if the systems needed to be abandoned prior to the systems being fully depreciated.

Item 2.     PROPERTIES.

Our corporate headquarters is located in Woodland Hills, California.  We lease approximately 61,000 square feet at that location.  Our current lease is for a term of ten years, which commenced on March 1, 1997, with one five-year renewal option.  In October 2000, we entered into an agreement to lease an additional 36,000 square feet of office space in a building adjacent to our corporate headquarters.  The lease is for a term of six years, with one five-year renewal option. We also lease approximately 24,530 square feet of administrative office space in Duluth, Georgia.  The lease, which commenced in June 2001, is for a term of 10 years.  In connection with our acquisition of InteCardia, Inc., we assumed an agreement to lease 29,943 square feet of space that will house a cardiac diagnostic facility that will offer outpatient cardiac catheterization and nuclear cardiology services.  The lease begins on November 1, 2002 and has a term of 15 years.  We lease all of our 130 radiopharmacy sites in the U.S.  The lease terms range from less than one year to approximately ten years.

We own five of our 65 medical imaging center sites in the U.S.  The remaining medical imaging center sites are leased for terms ranging from three to five years.

Outside of the U.S., we operate our radiopharmacies, medical imaging centers, and other businesses from 16 owned sites and 21 leased sites.

We believe our facilities are sufficient for our current needs and that additional facilities will be available as needed to accommodate our future growth.

Item 3.     LEGAL PROCEEDINGS.

We are party to a number of lawsuits and legal proceedings involving claims arising in the normal course of our business. We believe that these claims, in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations.

PART II

Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Common Stock of the Company is traded on the Nasdaq National Market under the symbol “SCOR.”  The following table sets forth the range of high and low sales prices on the National Market of the Common Stock for the periods indicated, as reported by Nasdaq.  Such quotations represent inter-dealer prices without retail market, markdown or commission and may not necessarily represent actual transactions.

		HIGH ($)	LOW ($)

2000
	First Quarter	16.50	11.02
	Second Quarter	36.00	13.00
	Third Quarter	43.94	32.75
	Fourth Quarter	39.06	23.75

2001
	First Quarter	38.81	27.25
	Second Quarter	42.29	26.64
	Third Quarter	38.74	26.63
	Fourth Quarter	33.31	26.03

As of December 31, 2001, there were 689 holders of record of the Common Stock.  On December 31, 2001, the last sale price reported on the Nasdaq National Market for the Common Stock was $28.64 per share.  The Company has never paid cash dividends on its Common Stock and has no present intention to do so.

On July 11, 2000, the Company’s Board of Directors declared a two-for-one stock split of the Company’s Common Stock in the form of a stock dividend.  The stock dividend was distributed on August 9, 2000 to stockholders of record on July 26, 2000.

All references to per share amounts have been restated to reflect this stock split.

Item 6.     SELECTED FINANCIAL DATA.

The following balance sheet data and income statement data for the five years ended December 31, 2001 has been derived from the Company’s audited consolidated financial statements.  Consolidated balance sheets at December 31, 2001 and 2000 and the related consolidated statements of income and of cash flows for each of the three years in the period ended December 31, 2001 and notes thereto appear elsewhere herein.  The data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information appearing elsewhere herein.

SELECTED FINANCIAL DATA

(IN THOUSANDS, EXCEPT PER SHARE DATA)	2001	2000	1999	1998	1997

Net sales	$774,718	$629,394	$520,309	$449,023	$380,563

Gross profit	294,983	224,846	169,321	131,950	90,165

Income:
Continuing operations	37,869	29,538	19,221	13,931	10,032

Discontinued operations, net of taxes	—	—	—	—	1,063

Net income	$37,869	$29,538	$19,221	$13,931	$11,095

Earnings per basic share:
Continuing operations	$1.54	$1.23	$0.82	$0.65	$0.50

Discontinued operations, net of taxes	—	—	—	—	0.05

Net income	$1.54	$1.23	$0.82	$0.65	$0.55

Earnings per diluted share:
Continuing operations	$1.40	$1.11	$0.75	$0.61	$0.49

Discontinued operations, net of taxes	—	—	—	—	0.05

Net income	$1.40	$1.11	$0.75	$0.61	$0.54

Cash, cash equivalents and marketable securities	$30,548	$29,676	$23,073	$19,722	$29,301

Working capital	$115,728	$80,353	$56,326	$44,024	$34,685

Total assets	$587,841	$470,571	$312,642	$256,567	$164,563

Long-term debt	$210,649	$137,886	$76,326	$70,322	$17,332

Stockholders’ equity	$234,828	$185,880	$140,337	$111,373	$87,367

Weighted average shares outstanding:
Basic	24,570	23,948	23,340	21,452	19,996

Diluted	27,029	26,657	25,478	22,678	20,564

Current ratio	1.88	1.56	1.61	1.59	1.60

Number of domestic radiopharmacies	130	125	123	120	119

Number of domestic imaging centers	65	58	42	37	—

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

2001 VS.  2000

Management has identified three business segments for separate reporting:  our U.S. Pharmacy Services business, our U.S. Medical Imaging business and our International business.  Our U.S. Pharmacy Services business primarily compounds, dispenses and distributes radiopharmeceuticals and distributes complex pharmaceuticals in the United States. This segment depends heavily on one product, Cardiolite, for a high percentage of its sales. We are currently in discussions with Bristol-Myers Squibb, our supplier of Cardiolite, to extend our supply agreement beyond 2003 upon mutually agreeable terms. To lessen our dependence on Cardiolite, we have undertaken several strategic initiatives, such as the production and distribution of FDG and the distribution of new complex pharmaceuticals.  Also, this segment made several acquisitions in 2001 and anticipates further acquisitions in 2002.  From a financial reporting standpoint, this segment has had to integrate these new entities into its organization. Our U.S. Medical Imaging business provides medical diagnostic imaging services in the United States. This business segment has grown rapidly as a result of acquisitions.  From a financial accounting standpoint, integration of these acquisitions has been a challenge for us due to multiple accounting, billing and collection systems.  We have had to rely on manual processes and controls during the transition from these multiple systems to one common platform.  We are still in the process of implementing one billing and collections system for our imaging network.  During 2002, we do not plan to make any acquisitions in the Imaging segment.  Managements’ focus will be to improve overall profitability and cash flows of our imaging centers, and to ensure the successful implementation of the new billing and collections system. Our International business provides both pharmacy and imaging services outside of the United States. This segment has also made several acquisitions in 2001, but is not expected to make significant acquisitions in 2002.  Financial reporting and integration of acquisitions are challenging given the geographic locations and the fact that reliance is placed heavily on local management.  We are now located in 19 countries and Puerto Rico and the accounting is performed by local staff.  As with any business, there is turnover of management at these locations.  Reliance for proper financial reporting is placed on the local management team, with oversight from corporate office management and internal audit.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are as follows:

Revenue Recognition. We recognize our revenue primarily from two sources: (i) product revenue, which includes sales from our radiopharmacies and (ii) services revenue, primarily from our imaging business. As described below, significant judgments and estimates must be used by management in connection with the revenue recognized in any period for the imaging business. Material differences may impact the amount of revenue recorded in any period if management judgments or estimates are significantly different than actual.

We provide imaging services to patients that generally have medical insurance through a governmental payor, managed care payor, or a commercial third-party payor.  Our Medical imaging business has several hundred contracts.  These contracts can change or be amended frequently due to changes in the payors or governmental agencies reimbursement.  Additionally, as we acquire medical imaging centers, new contracts have to be entered into our computer systems.  If the contracts have not been updated in our systems, we need to make estimates about the anticipated contracted amounts that we will ultimately receive from all of our various payors.  This requires us  to record estimates when recording imaging revenues based upon historical data and trends.   These estimates have to be continually evaluated and compared to actual reimbursements from the various payors to ensure that we have properly recorded revenues and appropriately adjusted for shifts in our payor mix.  Accordingly, these recorded revenues are based on current information available, but subject to estimation, which may lead to adjustments in future periods as actual reimbursement rates are determined, such adjustments have not been material in 2001 and 2000.

Estimating Valuation Allowances for Doubtful Accounts. The preparation of financial statements requires our management to make estimates and assumptions on the collectibility of our accounts receivable. Management specifically analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, aging of accounts and changes in payment terms when evaluating the adequacy of the allowance for doubtful accounts. Any changes in these estimates or assumptions could cause material differences in recorded allowances.

Valuation of Long-Lived Assets and Goodwill.   We assess the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	our market capitalization relative to net book value.

When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected undiscounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and goodwill amounted to $339.5 million as of December 31, 2001.

The cost in excess of net assets of acquired businesses is being amortized on a straight-line basis over periods of 15 to 40 years.

In the first quarter of 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” will become effective and as a result, we will cease to amortize approximately $162.1 million of goodwill. We had recorded approximately $6.6 million, $4.5 million, and $4.9 million of goodwill amortization during 2001, 2000 and 1999, respectively.  We would have recorded approximately $7.0 million of goodwill amortization during 2002. Under the provisions of the Statement, we did not record amortization related to the six post-June 30, 2001 acquisitions. Such amortization would have amounted to $0.9 million. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the second quarter of 2002.

We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

NET SALES

Net sales increased 23.1%, or $145.3 million, to $774.7 million. All three of our business segments had double-digit sales growth during the year. Pharmacy services revenue increase was primarily from organic growth while Imaging services and International growth was primarily from acquisitions.

		Revenues
	2001	2000

U.S. Pharmacy Services Business	$565,309	$489,405
U.S. Medical Imaging Business	160,054	100,848
International Operations	49,355	39,141

Total	$774,718	$629,394

U.S. Radiopharmacy Business

Net sales increased 15.5%, or $75.9 million, to  $565.3 million driven primarily by increased sales of cardiology imaging agents.  This business realized both volume and price increases during the year in its cardiology imaging agents.  The price increases ranged between 3.0% and 3.5% for 2000 and 2001.  Sales of cardiology imaging agents increased 11.5%, or $40.1 million, compared to the prior year and represented 70.6% of our U.S. radiopharmacy business net sales in 2001. Sales of oncology products which includes FDG and brachytherapy seeds, increased by 25.0% or $13.1 million as compared to the prior year.  Of the remaining sales increase, acquisitions made during 2001 accounted for $15.5 million of the increase.  For 2002, we anticipate sales growth to continue in the 10-12% range for our cardiology products.  We anticipate higher sales growth in oncology, primarily as the result of our continued expansion of our FDG business that we started in mid 2000.  We are growing our FDG business by adding cyclotrons and signing new FDG distribution agreements.  Finally, we expect to realize sales growth in 2002 due to the delivery of complex pharmaceuticals, such as Xigris and Zevalin.

U.S. Medical Imaging Business

Net sales increased 58.7%, or $59.2 million, to $160.0 million.  Sales at existing centers, which means centers open all twelve months in 2000 and 2001, increased by 10.0% or $6.7 million compared to the prior year.  The remaining increase in sales was the result of acquisitions and start-up centers.  The volume of imaging procedures performed at our existing centers increased 8% for MRI and 17% for CT compared to the same period in 2000.  These volume increases are due to new contracts, which expanded our physician referral base, and new equipment or upgraded equipment, which increased the efficiencies and scope of testing in many of these centers. We anticipate our 2002 sales growth to be in the range of 8% to 10%; this growth will be primarily the result of improvements in same store sales and also due to the opening of several company-built imaging centers.  We anticipate that this business will not make any acquisitions in 2002.

International Operations

Net sales increased 26.1%, or $10.2 million, to $49.4 million due primarily to start-up businesses and acquisitions.  Net sales at our existing centers or facilities were flat during the year primarily as a result of a slowdown in healthcare spending in Taiwan.  Radiopharmacy services continue to represent the greatest percentage of our international net sales at 36.3%.  We continued our expansion into the radiology product and service areas, which include the operation of nuclear medicine departments and equipment, as well as the ownership and operation of freestanding outpatient imaging centers.  Net sales of radiology products and services represented 17.9% of our 2001 international net sales. Service and distribution businesses represented 35.5% of our international sales in 2001, primarily as a result of an acquisition made in late 2001. We anticipate that our Overseas segment will have improved sales in 2002 due to improved economic conditions and expanded healthcare spending in Taiwan.  Taiwan accounts for 26.7% of this segment’s business.  On an overall segment basis, we anticipate that sales growth will be 15%-20% for 2002 due to the improvements in Taiwan and contributions from start-ups and acquisitions that contributed sales for a partial year in 2001 but will be contributing sales for all twelve months in 2002.

GROSS PROFIT

Gross profit increased 31.2%, or $70.1 million, to $295.0 million.   Our consolidated gross profit margin as a percentage of sales improved to 38.1% in 2001 as compared to 35.7% in 2000 driven by continued improvement in product mix, price increases, and operating efficiencies at our radiopharmacies.  Additionally, our margin as a percentage of sales improved in 2001 due to increased net sales from our medical imaging business and international operations, both of which have higher gross profit margins than our U.S. radiopharmacy business.

	Gross Profit
	2001	2000

U.S. Pharmacy Services Business	$166,579	$138,510
U.S. Medical Imaging Business	107,719	70,208
International Operations	20,685	16,128

Total	$294,983	$224,846

U.S. Radiopharmacy Business

Gross profit increased 20.3%, or $28.1 million, to $166.6 million. Gross profit margin as a percentage of sales improved to 29.5% in 2001 as compared to 28.3% in 2000. This increase was due primarily to growth in sales of cardiology imaging agents resulting from higher volumes combined with price increases.  Our gross profit increased as a result of continued leveraging of our existing radiopharmacy infrastructure which increased volumes without comparable increases in material, labor and delivery costs.   Going forward, we plan to leverage our radiopharmacy distribution network and deliver complex pharmaceutical products. We expect the gross profit margin growth that we have experienced the last several years will slow because complex pharmaceuticals traditionally have lower margins than our traditional nuclear imaging products.

U.S. Medical Imaging Business

Gross profit increased 53.4%, or $37.5 million, to $107.7 million. Our gross profit increased due to acquisitions and improved sales performance at existing imaging sites, offset by higher fees paid to radiologists.  During 2001, acquisitions and start-up sites accounted for $37.3 million of the increase in gross profit and increased sales at our existing centers accounted for the remainder.  Our gross profit margin as a percentage of sales decreased in 2001 to 67.3% compared to 69.6% in 2000.  This decrease is primarily due to the increase in the number of multi-modality sites during 2001.  These multi-modality sites traditionally have lower margins than MRI-only sites.  Our imaging business added multi-modality sites in many markets during 2001 in order to secure new payor contracts.

International Operations

Gross profit increased 28.3%, or $4.6 million, to $20.7 million.  Gross profit increased due to acquisitions and new businesses.  Our gross profit margin as a percentage of sales increased in 2001 to 41.9% compared to 41.2% in 2000. Margin growth at our existing radiopharmacy sites and imaging centers was flat in 2001 compared to the prior year. Our business was impacted by a slowdown in healthcare reimbursement in Taiwan, which is our largest sales volume location overseas.

OPERATING, SELLING AND ADMINISTRATIVE EXPENSES

Operating, selling and administrative expenses increased 26.9%, or $38.3 million, to $180.5 million.  The ratio of these expenses to net sales for the year ended December 31, 2001 was 23.3% compared to 22.6% for the same period in 2000. Operating, selling and administrative costs at our medical imaging business are higher than such costs at our radiopharmacy business.  As the imaging business becomes a larger share of our overall business, the consolidated ratio of these expenses to net sales increases.

	Operating, Selling and Administrative Expenses
	2001	2000

U.S. Pharmacy Services Business	$86,917	$76,698
U.S. Medical Imaging Business	67,806	44,609
International Operations	14,724	11,125
Unallocated Corporate	11,098	9,790

Total	$180,545	$142,222

U.S. Radiopharmacy Business

Operating, selling and administrative costs increased 13.3%, or $10.2 million, to $86.9 million.  This increase was due primarily to increased costs associated with acquired businesses, which accounted for $6.1 million of this increase. Start up costs associated with opening six new cyclotrons, used in the production of FDG, accounted for an additional $2.2 million.  As a percentage of sales, operating, selling and administrative expenses decreased from 15.7% in 2000 to 15.4% in 2001.

U.S. Medical Imaging Business

Operating, selling and administrative costs increased 52.0%, or $23.2 million, to $67.8 million.  These expenses increased primarily as a result of acquisitions made in 2000 and 2001.  As a percentage of sales, these expenses declined from 44.2% in 2000 to 42.4% in 2001.

International Business

Operating, selling and administrative expenses increased 32.4%, or $3.6 million, to $14.7 million. Of this amount, $3.0 million was attributable to the costs of acquiring new businesses and starting new centers during 2001.  The remaining $0.6 million of the increase was attributable to the expansion of services and products offered at our existing facilities and the addition of new management resources to support the expanded operations. As a percentage of sales, these expenses increased from 28.4% in 2000 to 29.8% in 2001.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased 50.4%, or $13.3 million, to $39.6 million. Of the increase, $8.6 million was attributable to our medical imaging business and acquisitions made in 2000 and 2001 to support this segment’s expansion.  The remainder of the increase was attributable to expansions in: our international operations, with an increase of $2.0 million; our pharmacy services business, primarily in new FDG production facilities, with an increase of $1.9 million; and our corporate operations, with an increase of $0.8 million.

	Depreciation and Amortization
	2001	2000

U.S. Pharmacy Services Business	$7,367	$5,508
U.S. Medical Imaging Business	21,726	13,132
International Operations	4,733	2,763
Unallocated Corporate	5,735	4,906

Total	$39,561	$26,309

                                                                                                           26

2000 VS. 1999

NET SALES

Net sales increased 21.0%, or $109.1 million, to $629.4 million.  Net sales increased in each of our three business segments due to high growth in the cardiology sector of our Pharmacy Services business and primarily through acquisitions in our Medical Imaging and International businesses.

	Revenues
	2000	1999

U.S. Pharmacy Services Business	$489,405	$440,385
U.S. Medical Imaging Business	100,848	55,187
International Operations	39,141	24,737

Total	$629,394	$520,309

U.S. Radiopharmacy Business

Net sales increased 11.1%, or $49.0 million, to $489.4 million. This business realized both volume and price increases during the year from its cardiology imaging agents.  The price increases ranged between 3.0% and 3.5% for 2000 and 1999.  Sales of cardiology imaging agents increased 12.0%, compared to the prior year and represented 71.0% of our U.S. radiopharmacy business net sales in 2000 compared to 70.4% in 1999.

U.S. Medical Imaging Business

Net sales increased 82.7%, or $45.7 million, to $100.9 million.  Existing centers accounted for $6.9 million of the increase in net sales, with acquisitions and start-up centers accounting for the remaining increase.  The volume of imaging procedures performed at our existing centers increased 18% for MRI and 21.0% for CT over the same period in 1999, due to the expansion in the scope of the clinical applications for these procedures and the expansion of our physician referral base.   We also improved our market penetration, particularly in Arizona, California and Florida, through acquisitions during 2000.

International Operations

Net sales increased 58.2%, or $14.4 million, to $39.1 million.  This increase in net sales was due to a combination of acquisitions, start-ups, higher net sales at our existing facilities and expansion of the services and products we offered.  Net sales at our existing facilities increased 25.0%.  Radiopharmacy services continue to represent the greatest portion of our international net sales, at 36%.  We continued our expansion into the radiology product and service areas, which include the operation of nuclear medicine departments and equipment, as well as the ownership and operation of free-standing outpatient imaging centers.  Net sales of radiology services and products constituted 21.0% of our 2000 international net sales.

GROSS PROFIT

Gross profit increased 32.8%, or $55.5 million, to $224.8 million.  Our consolidated gross profit margin as a percentage of sales improved to 35.7% in 2000 as compared to 32.5% in 1999.  This increase was due primarily to continued improvement in product mix (primarily increased sales of Cardiolite®), and price increases for Cardiolite® and other cardiology imaging agents.  We also increased net sales from our medical imaging business and international operations, both of which have higher gross profit margins than our U.S. radiopharmacy business.

	Gross Profit
	2000	1999

U.S. Pharmacy Services Business	$138,510	$118,682
U.S. Medical Imaging Business	70,208	41,052
International Operations	16,128	9,587

Total	$224,846	$169,321

U.S. Radiopharmacy Business

Gross profit increased 16.7%, or $19.8 million, to $138.5 million. Gross profit margin as a percentage of sales improved to 28.3% in 2000 as compared to 26.9% in 1999.  This increase was due primarily to growth in sales of cardiology imaging agents combined with price increases.  We incurred start-up costs of $2.1 million in 2000 associated with FDG radioisotope and brachytherapy seeds production.

U.S. Medical Imaging Business

Gross profit increased 71.0%, or $29.2 million, to $70.2 million.  This increase corresponded with increased net sales attributable to acquisitions and existing centers, which were offset by increases in the reading fees that we paid radiologists and the start-up costs of new centers.  Acquisitions accounted for $16.5 million of the increase in gross profit, and increased sales at our existing centers accounted for the remainder. Our gross profit margin as a percentage of sales decreased in 2000 to 69.6% compared to 74.4% in 1999.

International Operations

Gross profit increased 68.2%, or $6.5 million, to $16.1 million.  This increase was due primarily to increased sales at our existing radiopharmacies, which contributed $1.3 million of the increase, increased net sales of medical imaging services, which contributed $2.2 million, and acquisitions and new businesses, which contributed the remaining $3.0 million of the increase. Our gross profit margin as a percentage of sales increased in 2000 to 41.2% compared to 38.8% in 1999.  This margin increased at a higher rate than our net sales as a result of more efficient utilization of raw materials and labor.

OPERATING, SELLING AND ADMINISTRATIVE EXPENSES

Operating, selling and administrative expenses increased 28.9%, or $31.9 million, to $142.2 million.  The ratio of these expenses to net sales for the year ended December 31, 2000 was 22.6% compared to 21.2% over the same period in 1999.  The increase was due primarily to the start-up and acquisition of certain businesses in 2000, the expansion of services and products we offer, increased corporate staffing to support our expansion and general corporate infrastructure costs.  Operating, selling and administrative costs associated with medical imaging services were higher than for radiopharmacy services.

	Operating, Selling and Administrative Expenses
	2000	1999

U.S. Pharmacy Services Business	$76,698	$65,551
U.S. Medical Imaging Business	44,609	27,497
International Operations	11,125	7,741
Unallocated Corporate	9,790	9,519

Total	$142,222	$110,308

U.S. Radiopharmacy Business

Operating, selling and administrative costs increased 17.0%, or $11.1 million, to $76.7 million.  This increase was due primarily to increased costs of our expanded sales force and increased labor-related expenses, including merit increases and bonuses.

U.S. Medical Imaging Business

Operating, selling and administrative costs increased 62.2%, or $17.1 million, to $44.6 million.  Of this amount, $8.9 million was attributable to the costs of acquired centers during 2000.  This increase compared favorably with our net sales increase of 82.7%.

International Operations

Operating, selling and administrative expenses increased 43.7% or $3.4 million, to $11.1 million.  Of this amount, $1.5 million was attributable to the costs of acquiring and starting-up new centers during 2000.  The remaining $1.9 million of the increase was attributable to the expansion of services and products offered at our existing facilities and the addition of new management resources to support the expanded operations.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased 34.8%, or $6.8 million, to $26.3 million. Of this amount, $5.5 million was attributable to the acquisition of new medical imaging centers.  The remainder of the increase was attributable to the expansion of our international operations and for corporate information systems.

	Depreciation and Amortization
	2000	1999

U.S. Pharmacy Services Business	$5,508	$4,751
U.S. Medical Imaging Business	13,132	7,674
International Operations	2,763	2,249
Unallocated Corporate	4,906	4,841

Total	$26,309	$19,515

LIQUIDITY

The Company believes that sufficient resources are available through a combination of internal and external sources to fund all of its 2002 operating and business expansion needs.  Cash flow from operations improved to $65.0 million in 2001 from  $39.0 million in 2000.  Our net cash provided by operating activities has improved for three straight years and during this time the compounded growth rate has been 72.3%. The improvements continue to be due to increased profitability and management of our working capital accounts.

Trade receivables, which relate to our U.S. Pharmacy and International businesses, have increased due to overall sales increases and from receivables acquired through acquisitions. Patient receivables, which relate to our Imaging business, have also increased due to organic sales growth but primarily as a result of acquisitions made in 2000 and 2001.

The Company increased its line of credit from $150 million in 2000 to $200 million as of December 31, 2001.  The Company has traditionally used its cash provided from operations to fund its capital asset purchases.  The Company’s credit line has been utilized to fund significant acquisitions.

In 2001, the Company acquired additional imaging centers and additional businesses in the pharmacy business segment for approximately $55 million utilizing its line of credit.  The Company also assumed approximately $6 million in debt in these acquisition transactions.  The results of these acquisitions are partly reflected in the change in the categories of “Property and Equipment”, “Goodwill”, and “Other” assets.  The Company had  $28.5 million available but unused for borrowing under the line of credit at December 31, 2001.

On January 17, 2002, the Company completed an asset securitization agreement using the trade receivables as collateral. This securitization program allows the Company to borrow up to $65 million at rates generally more favorable than the credit line agreement. Upon execution of the securitization agreement, our credit line had a provision that required a 50% reduction of the securitization amount, or  $32.5 million.  Therefore, the credit line has a current borrowing limit of $167.5 million.  At January 17, 2002, the Company had $52.6 million combined credit available but unused from its credit line and asset securitization line.

The Company plans to slow the pace of acquisitions during 2002 in the Imaging and International business segments so that the focus can be on improving the profitability and cash flows of these lines of business.  As mentioned above, the Company believes it has sufficient resources available to fund its 2002 acquisition needs and purchases of capital assets.

STOCK REPURCHASE PROGRAM

On June 23, 1999, our board of directors authorized the repurchase of up to 1,075,600 shares of our common stock. Through December 31, 2001, we had repurchased 761,662 shares of our common stock leaving 313,938 shares remaining for repurchase under the program. The timing and size of any future stock repurchases are subject to market conditions, stock prices and cash availability. A portion of such repurchases are expected to cover future issuances in our Employees’ Savings and Stock Ownership Plan (ESSOP).

CAPITAL SPENDING

The Company’s medical imaging operations, both foreign and domestic, are capital intensive. The Company may, from time to time, purchase new equipment or upgrade existing equipment. The cost of these capital purchases or upgrades can vary from several thousand dollars to amounts well over $1 million per piece of equipment. The Company, on an on-going basis, evaluates its needs for acquiring new equipment or upgrading existing equipment.  We have made significant investments during the last three years in new equipment and upgrades of existing equipment. The Company expects that capital investments during 2002 for the Medical Imaging and Pharmacy Services business segments will be less than historical levels.

RECENT DEVELOPMENTS IN MEDICARE REIMBURSEMENT

We derive a significant portion of our revenue from governmental programs such as Medicare and Medicaid.  In 2001, 15.5% of our net sales were attributable to direct reimbursements from these programs.  In recent years, changes in these highly regulated programs have limited and reduced reimbursements to providers and these trends may continue.  For example, the Centers for Medicare and Medicaid Services, or CMS, the federal agency that establishes Medicare reimbursement policies, has considered making significant reductions in reimbursement rates for medical imaging services and radiopharmaceuticals in the past and has indicated that it is continuing to evaluate these rates.  CMS' latest published figures applicable to reimbursement for medical imaging services reflect reductions in rates of up to 4 percent for 2002.

On August 1, 2000, CMS began setting reimbursement rates for radiopharmaceuticals based on the prices submitted by manufacturers, which tend to be lower than the previous prices based on the pass-through rate.  Since our sales of radiopharmaceuticals are made to hospitals and clinics, we get paid by them, not reimbursed by CMS.  The introduction of set reimbursement rates nevertheless could have an impact on the prices that customers will be willing to pay for the radiopharmaceuticals that they purchase from us, and that impact, in turn, could affect our revenues.  We cannot predict at this time what impact those changes will have on our radiopharmacy business.

Further, CMS recently approved reductions in reimbursement rates for PET studies for hospital outpatients effective April 1, 2002.  We are not able to predict the effects of this change in Medicare reimbursement policies, nor can we predict whether CMS will also make reductions in reimbursement rates for PET studies conducted at independent diagnostic testing facilities such as our medical imaging centers.

SAFE HARBOR STATEMENT

Statements which are not historical facts, including statements about our confidence, strategies and expectations, opportunities, industry and market growth, demand and acceptance of new and existing products, and return on investments are forward-looking statements that involve risks and uncertainties, including without limitation, the effect of general economic and market conditions, supply and demand for our products, competitor pricing, maintenance of our current market position and other risk factors documented in the section entitled “Risk Factors” in Part I of the Form 10-K. Given these uncertainties, undue reliance should not be placed on such forward-looking statements.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest income earned on the Company's investment portfolio is affected by changes in the general level of U.S. interest rates. The Company's line of credit borrowings, effectively bear interest at variable rates and therefore, changes in U.S. interest rates affect interest expense incurred thereon. Changes in interest rates do not affect interest expense incurred on the Company's fixed rate debt. The following table provides information about the Company's financial debt instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates. The Company did engage in an interest rate swap during 2001, but the dollar amount of the swap was not significant.  The gain or loss on this transaction did not materially affect the financial results. The fair value of the financial instruments approximates the carrying value.

DECEMBER 31, 2001 (IN THOUSANDS)	2002	2003	2004	2005	2006	Thereafter	Total

Long-term debt

Fixed rate	$11,473	$17,238	$10,298	$7,948	$3,103	$2,612	$52,672

Average interest rate	8.47%	8.51%	6.67%	5.30%	4.38%	3.14%

Variable rate	$4,575	—	—	—	$169,450	—	$174,025

Average interest rate	3.67%	3.69%	3.69%	3.69%	3.69%

Based upon the Company’s variable rate borrowing levels, a 1% change in interest rates would have resulted in a pre-tax fluctuation of approximately $1.4 million and $0.9 million, in 2001 and 2000 respectively.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s consolidated financial statements at December 31, 2001 and 2000 and the Report of KPMG LLP, Independent Accountants, are included in this Annual Report on Form 10-K on pages F-1 through F-6.

PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information called for by this Item 10 is incorporated by reference from our definitive Proxy Statement for our Annual Meeting of Stockholders, to be held on June 17, 2002, which will be filed with the Commission pursuant to Regulation 14A of the Securities and Exchange Commission (“Regulation 14A”) within 120 days from December 31, 2001.

Based solely upon our review of Forms 3, 4 and 5 furnished to us, we believe that all reports required to be filed during 2001 pursuant to Section 16(b) of the Securities Exchange Act of 1934 were timely filed, except that Robert Funari was 25 days late in filing his Form 4 to report a zero cost collar transaction in December 2001.

Item 11.     EXECUTIVE COMPENSATION.

The information called for by this Item 11 is hereby incorporated by reference from our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 17, 2002.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information called for by this Item 12 is hereby incorporated by reference from our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 17, 2002.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information called for by this Item 13 is hereby incorporated by reference from our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 17, 2002.

                                                                                                                33

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

        (b)   Reports on Form 8-K filed in the Quarter Ended December 31, 2001.

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

10.1

Form of Indemnity Agreement substantially as entered into between the Company and each Director and Officer, filed as Exhibit 3.2 Appendix A to the Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.*

10.2

Form of Benefits Agreement substantially as entered into between the Company and each Director, filed as Exhibit 10.8 to the Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.*

10.3

Form of Benefits Agreement substantially as entered into between the Company and certain employees, filed as Exhibit 10.8 to the Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.*

10.4

Syncor International Corporation 1990 Master Stock Incentive Plan, as amended and restated as of June 18, 1997, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.*

10.5

First Amendment to the Syncor International Corporation 1990 Master Stock Incentive Plan, as amended and restated as of June 23, 1999, filed as Exhibit 10.4 to the Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.*

10.6

Form of Stock Option Agreement substantially as entered into between the Company and certain employee Directors and employees filed as Exhibit 10.15 to the Form 10-K for year ended December 31, 1993, and incorporated herein by reference.*

10.7

Form of Stock Option Agreement substantially as entered into between the Company and certain non-employee Directors filed as Exhibit 10.16 to the Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.*

__________________________

Management contract or compensatory plan

10.8

Non-Employee Director 1995 Stock Incentive Award Agreement dated January 24, 1995 entered into between the Company and Arnold E. Spangler, filed as Exhibit 10.17 to the Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.*

10.9

Non-Employee Director 1995 Stock Incentive Award Agreement dated January 24, 1995 entered into between the Company and George S. Oki, filed as Exhibit 10.18 to the Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.*

10.10

Non-Employee Director 1995 Stock Incentive Award Agreement dated April 29, 1996, entered into between the Company and Gail Wilensky, filed as Exhibit 4.3(b) to the Registration Statement on Form S-8 filed on December 20, 1996 to register the shares underlying said Award Agreement, and incorporated herein by reference.*

10.11

Non-Employee Director 1995 Stock Incentive Award Agreement dated April 29, 1996, entered into between the Company and Steven Gerber, filed as Exhibit 4.3(a) to the Registration Statement on Form S-8 filed on December 20, 1996 to register the shares underlying said Award Agreement, and incorporated herein by reference.*

10.12

Subscription Agreement, dated July 15, 1996, executed by Syncor Management Corporation in favor of American Tax Credit Corporate Fund III, L.P., together with a Promissory Note, dated July 15, 1996, executed by Syncor Management Corporation in favor of John Hancock Mutual Life Insurance Company, as assignee of Corporate Credit, Inc., and the Guarantee of Parent Corporation, dated July 15, 1996, executed by the Company in favor of John Hancock Mutual Life Insurance Company, as assignee of Corporate Credit, Inc.  These agreements were filed as Exhibit 10.15 to the Form 10-K for the year ended December 31, 1996, and are incorporated herein by reference.

10.13

The Office Lease, dated as of September 30, 1996, between Massachusetts Life Insurance Company and the Company, relating to the office lease for the Company’s corporate headquarters in Woodland Hills, California, filed as Exhibit 10.19 to the Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

10.14

Office Lease, dated October 19, 2000, between the Company and Nomura-Warner Center Associates, L.P., filed as Exhibit 10.16 to the Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

10.15

Non-Employee Director Stock Compensation Plan, dated August 27, 1996, filed as Exhibit 4.3 to the Form S-8 Registration Statement filed by the Company with the SEC on December 20, 1996, and incorporated herein by reference.*

10.16

Loan Agreement, dated March 31, 1997, among Syncor Pharmaceuticals, Inc., as borrower, the Company, as guarantor, and Bank One, NA (formerly The First National Bank of Chicago), as lender, filed as Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.

10.17

Syncor International Corporation Deferred Compensation Plan effective January 1, 1998, filed as Exhibit 10.24 to the Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.*

10.18

Amendment No. 1 to Syncor International Corporation Deferred Compensation Plan, dated November 21, 2000, filed as Exhibit 10.21 to the Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.*

_________________________

Management contract or compensatory plan

10.19	Amendment No. 2 to Syncor International Corporation Deferred Compensation Plan, dated November 1, 2001.*

10.20	Executive Long-Term Performance Equity Plan, effective as of January 1, 1998, filed as Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.*

10.21

First Amendment to Executive Long-Term Performance Equity Plan, dated as of November 17, 1998, filed as Exhibit 10.25 to the Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.*

10.22

Second Amendment to Executive Long-Term Performance Equity Plan, dated as of June 23, 1999, filed as Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.*

10.23

Third Amendment to Executive Long-Term Performance Equity Plan, dated as of June 20, 2000, filed as Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.*

10.24

Fourth Amendment to Executive Long-Term Performance Equity Plan, dated as of June 20, 2000, filed as Exhibit 10.2 to the Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.*

10.25

Fifth Amendment to Executive Long-Term Performance Equity Plan, dated August 22, 2000, filed as Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference.*

10.26	1998 Senior Management Stock Purchase Plan, effective as of June 16, 1998, filed as Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.*

10.27	Universal Performance Equity Participation Plan, effective as of June 16, 1998, filed as Exhibit 10.2 to the Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.*

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

10.30

Third Amendment to the Universal Performance Equity Participation Plan, dated as of June 23, 1999, filed as Exhibit 10.3 to the Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.*

10.31	New Employee Stock Option Plan, dated as of June 1, 1998, filed as Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.*

_________________________

Management contract or compensatory plan

10.32

First Amendment to the Syncor International Corporation New Employee Stock Option Plan, dated December 5, 2000, filed as Exhibit 10.34 to the Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.*

10.33

Form of Stock Option Agreement under the New Employee Stock Option Plan as entered into between the Company and certain employees, filed as Exhibit 10.31 to the Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.*

10.34

Non-Qualified Stock Option Award Agreement, dated February 24, 1999, between the Company and Robert G. Funari, filed as Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference.*

10.35	Non-Employee Director 1999 Stock Incentive Plan, dated November 11, 1999, filed as Exhibit 10.35 to the Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.*

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

10.38	Employment Agreement of Robert G. Funari, dated as of January 1, 2000, filed as Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.*

10.39	Employment Agreement of Monty Fu, dated as of January 1, 2000, filed as Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.*

10.40

Severance Agreement dated August 24, 2001 between Haig Bagerdjian and the Company, filed as Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference.*

10.41

Severance Agreement dated August 24, 2001 between John S. Baumann and the Company, filed as Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference.*

10.42	Severance Agreement dated August 24, 2001 between Rodney Boone and the Company, filed as Exhibit 10.4 to the Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference.*

10.43	Severance Agreement dated August 24, 2001 between Jack Coffey and the Company, filed as Exhibit 10.5 to the Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference.*

10.44	Severance Agreement dated August 24, 2001 between Sheila Coop and the Company, filed as Exhibit 10.6 to the Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference.*

__________________________

Management contract or compensatory plan

10.45

Severance Agreement dated August 24, 2001 between William Forster and the Company, filed as Exhibit 10.7 to the Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference.*

10.46	Severance Agreement dated August 24, 2001 between Monty Fu and the Company, filed as Exhibit 10.8 to the Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference.*

10.47	Severance Agreement dated August 24, 2001 between Robert Funari and the Company, filed as Exhibit 10.9 to the Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference.*

10.48

Severance Agreement dated August 24, 2001 between Lewis William Terry, Jr. and the Company, filed as Exhibit 10.10 to the Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference.*

10.49	Severance Agreement dated August 24, 2001 between David Ward and the Company, filed as Exhibit 10.11 to the Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference.*

10.50	Syncor International Corporation Special Severance Plan, filed as Exhibit 10.12 to the Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference.*

10.51

Term Loan Credit Agreement, dated as of May 5, 2000, between Bank One, N.A. and Syncor Management Corporation, filed as Exhibit 10.7 to the Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.

10.52

Credit Agreement, dated as of October 17, 2000, among the Company, Bank One, N.A., as Administrative Agent, Bank One Capital Markets, Inc., as Lead Arranger, The Bank of Nova Scotia, as Documentation Agent, and other lenders signatories thereto, filed as Exhibit 10.43 to the Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

10.53

Letter Amendment to Credit Agreement, dated February 5, 2001, between the Company and Bank One, N.A., filed as Exhibit 10.44 to the Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

10.54

First Amended and Restated Credit Agreement, dated as of May 10, 2001 with Bank One, N.A. as Lender and the Bank of Nova Scotia as Document Agent, filed as Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference.

10.55

First Amendment to First Amended and Restated Credit Agreement dated as of September 13, 2001, among Bank One, N.A. as Lender, The Bank of Nova Scotia as Document Agent, the Company and Syncor Management Corporation, filed as Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference.

10.56

Second Amendment to First Amended and Restated Credit Agreement dated as of December 21, 2001, among Bank One, N.A. as Lender, The Bank of Nova Scotia as Document Agent, the Company and Syncor Management Corporation.

__________________________

Management contract or compensatory plan

10.57

Receivables Financing Agreement dated January 4, 2002 among Syncor Financing Corporation, as Seller, Syncor Management Corporation, as Servicer, Jupiter Securitization Corporation, the Financial Institutions listed therein and Bank One, N.A., as Agent.

21.	Subsidiaries of the Registrant

23.	Independent Auditors' Consent

_________________________

Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2002	SYNCOR INTERNATIONAL CORPORATION

By /s/Robert G. Funari
Robert G. Funari
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Monty Fu	Chairman of the Board	Date: March 31, 2002
Monty Fu	and Director

/s/Robert G. Funari	President, Chief Executive	Date: March 31, 2002
Robert G. Funari	Officer (Principal Executive Officer)
and Director

/s/William P. Forster	Senior Vice President, Chief	Date: March 31, 2002
William P. Forster	Financial Officer and Treasurer
(Principal Financial
and Accounting Officer)

/s/Steven B. Gerber	Director	Date: March 31, 2002
Steven B. Gerber, M.D.

/s/George S. Oki	Director	Date: March 31, 2002
George S. Oki

/s/Arnold E. Spangler	Director	Date: March 31, 2002
Arnold E. Spangler

/s/Henry N. Wagner, Jr.	Director	Date: March 31, 2002
Henry N. Wagner, Jr., M.D.

/s/Gail R. Wilensky	Director	Date: March 31, 2002
Dr. Gail R. Wilensky

/s/Ronald A. Williams	Director	Date: March 31, 2002
Ronald A. Williams

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders, Syncor International Corporation

We have audited the accompanying consolidated balance sheets of Syncor International Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Syncor International Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and certain provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” as required for goodwill and intangible assets, resulting from business combinations consummated after June 30, 2001.

                                                                                                                                               /s/KPMG LLP

Los Angeles, California
February 15, 2002

MANAGEMENT’S REPORT

The Management of Syncor International Corporation is responsible for the consolidated financial statements and all other information presented in this report. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances and, therefore, included in the consolidated financial statements are certain amounts based on management's informed estimates and judgments. Management is responsible for establishing and maintaining a system of internal control designed to provide reasonable assurance as to the integrity and reliability of financial reporting. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal control, and that the cost of such systems should not exceed the benefits to be derived there from. Other financial information in this report is consistent with that in the consolidated financial statements. The consolidated financial statements have been audited by Syncor International Corporation's independent certified public accountants and have been reviewed by the Audit Committee of the Board of Directors.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE DATA)	DECEMBER 31, 2001	DECEMBER 31, 2000

ASSETS

Current Assets:
Cash and cash equivalents	$17,634	$24,330
Short-term investments	11,908	4,156
Trade receivables, less allowance for doubtful
accounts of $3,749 and $2,485, respectively	102,759	81,716
Patient receivables, less allowance for doubtful
accounts of $12,968 and $6,543, respectively	52,944	37,686
Inventory	30,630	59,926
Prepaids and other current assets	31,521	16,023

Total current assets	247,396	223,837

Marketable investment securities	1,006	1,190
Property and equipment, net	177,364	114,286
Excess of purchase price over net assets acquired, net of
accumulated amortization of $21,097 and $14,524, respectively	141,333	108,530

Other assets	20,742	22,728

	587,841	$470,571

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$65,853	$83,683
Accrued liabilities	20,763	22,371
Accrued wages and related costs	22,522	19,796
Federal and state taxes payable	6,482	5,543
Current maturities of long-term debt	16,048	12,091

Total current liabilities	131,668	143,484

Long-term debt, net of current maturities	210,649	137,886
Deferred taxes	10,696	3,321

Stockholders' Equity:
Common stock $.05 par value; authorized 200,000
shares; issued 24,831 and 24,425 shares at
December 31, 2001 and 2000, respectively	1,420	1,376
Additional paid-in capital	124,909	107,268
Notes receivables from related parties	(6,197)	(16,796)
Accumulated other comprehensive loss	(3,653)	(1,245)
Employee savings and stock ownership loan guarantee	—	(1,685)
Retained earnings	151,888	114,019
Treasury stock, at cost, 3,575 and 3,072 shares
at December 31, 2001 and 2000, respectively	(33,539)	(17,057)

Total stockholders' equity	234,828	185,880

	$587,841	$470,571

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)	YEAR ENDED DECEMBER 31, 2001	YEAR ENDED DECEMBER 31, 2000	YEAR ENDED DECEMBER 31, 1999

Net sales	$774,718	$629,394	$520,309
Cost of sales	479,735	404,548	350,988

Gross profit	294,983	224,846	169,321

Operating, selling and administrative expenses	180,545	142,222	110,308
Depreciation and amortization	39,561	26,309	19,515

Operating income	74,877	56,315	39,498

Other income (expense):
Interest income	2,265	2,298	2,188
Interest expense	(13,374)	(10,248)	(7,014)
Other, net	(1,687)	863	(756)

Other income (expense), net	(12,796)	(7,087)	(5,582)

Income before income taxes	62,081	49,228	33,916
Provision for income taxes	24,212	19,690	14,695

Net income	$37,869	$29,538	$19,221

Net income per share – basic:

Net income	$1.54	$1.23	$0.82

Weighted average shares outstanding	24,570	23,948	23,340

Net income per share – diluted:

Net income	$1.40	$1.11	$0.75

Weighted average shares outstanding	27,029	26,657	25,478

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					Accumulated Other

Comprehensive Income

				Employee
				Savings					Notes
				& Stock	Unrealized	Foreign			Receivable
			Additional	Ownership	Gain or	Currency			From	Total

Common Stock
			Paid-In	Loan	(Loss) on	Translation	Retained	Treasury	Related	Stockholders’
(IN THOUSANDS)	Shares	Amount	Capital	Guarantee	Investments	Adjustment	Earnings	Stock	Parties	Equity

Balance at December 31, 1998	22,322	$1,252	$71,996	$(5,056)	$(317)	$(210)	$65,260	$(12,524)	$(9,028)	$111,373
Issuance of common stock	1,578	78	15,865						(9,664)	6,279
Tax benefit from the exercise of stock options			2,743							2,743
Reacquisition of common stock for treasury	(74)							(1,082)		(1,082)
Amortization of loan guarantee				1,686						1,686
Comprehensive Income:
Unrealized gain on investments					172
Foreign currency translation adjustment						(55)
Net income							19,221
Total Comprehensive Income:										19,338

Balance at December 31, 1999	23,826	$1,330	$90,604	$(3,370)	$(145)	$(265)	$84,481	$(13,606)	$(18,692)	$140,337
Issuance of common stock	885	46	10,400							10,446
Tax benefit from the exercise of stock options			6,264							6,264
Reacquisition of common stock for treasury	(286)							(3,451)		(3,451)
Amortization of loan guarantee				1,685						1,685
Payment from related parties									1,896	1,896
Comprehensive Income:
Unrealized gain on investments					138
Foreign currency translation adjustment						(973)
Net income							29,538
Total Comprehensive Income:										28,703

Balance at December 31, 2000	24,425	$1,376	$107,268	$(1,685)	$(7)	$(1,238)	$114,019	$(17,057)	$(16,796)	$185,880
Issuance of common stock	908	44	12,770							12,814
Tax benefit from the exercise of stock options			4,871							4,871
Reacquisition of common stock for treasury	(502)							(16,482)		(16,482)
Payment from related parties									10,599	10,599
Amortization of loan guarantee				1,685						1,685
Comprehensive Income:
Unrealized gain on investments					20
Foreign currency translation adjustment						(2,428)
Net income							37,869
Total Comprehensive Income:										35,461

Balance at December 31, 2001	24,831	$1,420	$124,909	$0	$13	$(3,666)	$151,888	$(33,539)	$(6,197)	$234,828

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)	YEAR ENDED DECEMBER 31, 2001	YEAR ENDED DECEMBER 31, 2000	YEAR ENDED DECEMBER 31, 1999

Cash flows from operating activities:
Net income	$37,869	$29,538	$19,221
Adjustments to reconcile net income to net cash provided operating activities:
Depreciation and amortization	39,561	26,309	19,515
Provision for losses on receivables	9,720	7,232	466
Amortization of loan guarantee	1,685	1,685	1,686
Decrease (increase) in:
Accounts receivable – trade	(15,453)	(9,690)	(9,592)
Accounts receivable – patient	(22,251)	(20,615)	(1,348)
Inventory	35,605	(38,153)	(10,219)
Prepaids and other current assets	(12,955)	(626)	(2,369)
Other assets	(157)	(3,966)	(9,032)
Increase (decrease) in:
Accounts payable	(20,513)	29,969	8,647
Accrued liabilities	2,167	5,102	1,597
Accrued wages and related costs	(3,514)	2,821	4,427
Deferred items	5,831	—	(312)
Federal and state tax payable	7,375	9,408	4,001

Net cash provided by operating activities	64,970	39,014	26,688

Cash flows from investing activities:
Purchase of property and equipment, net	(64,892)	(31,389)	(24,463)
Payments for acquisitions, net of cash	(54,779)	(51,498)	(18,031)
Net (decrease) increase in short-term investments	(7,726)	4,368	(3,823)
Net decrease (increase) in long-term investments	260	(5)	6
Unrealized gain in investments	20	138	171

Net cash used in investing activities	(127,117)	(78,386)	(46,140)

Cash flows from financing activities:
Issuance of common stock	12,814	10,445	6,279
Reacquisition of common stock	(16,482)	(3,451)	(1,082)
Proceeds from long-term debt	62,657	44,270	23,643
Repayment of long-term debt	(13,713)	(2,420)	(9,955)
Note receivable related parties	10,599	1,896	—

Net cash provided by financing activities	55,875	50,740	18,885

Net (decrease) increase in cash and cash equivalents	(6,272)	11,368	(567)

Effect of exchange rate on cash	(424)	(390)	95

Cash and cash equivalents at beginning of period	24,330	13,352	13,824

Cash and cash equivalents at end of period	$17,634	$24,330	$13,352

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are as follows:

Revenue Recognition. We recognize our revenue primarily from two sources: (i) product revenue, which includes sales from our radiopharmacies and (ii) services revenue, primarily from our imaging business. As described below, significant judgments and estimates must be used by management in connection with the revenue recognized in any period for the imaging business. Material differences may impact the amount of revenue recorded in any period if management judgments or estimates that are significantly different than actual.

We provide imaging services to patients that generally have medical insurance through a governmental payor, managed care payor, or a commercial third-party payor.  Our Medical imaging business has several hundred contracts.  These contracts can change or be amended frequently due to changes in the payors or governmental agencies reimbursement.  Additionally, as we acquire medical imaging centers, new contracts have to be entered into our computer systems.  If the contracts have not been updated in our systems, we need to make estimates about the anticipated contracted amounts that we will ultimately receive from all of our various payors.  This requires us to record estimates when recording imaging revenues based upon historical data and trends.   These estimates have to be continually evaluated and compared to actual reimbursements from the various payors to ensure that we have properly recorded revenues and appropriately adjusted for shifts in our payor mix.  Accordingly, these recorded revenues are based on current information available, but subject to estimation, which may lead to adjustments in future periods as actual reimbursement rates are determined, such adjustments have not been material in 2001 and 2000.

Estimating Valuation Allowances for Doubtful Accounts. The preparation of financial statements requires our management to make estimates and assumptions on the collectibility of our accounts receivable. Management specifically analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, aging of accounts and changes in payment terms when evaluating the adequacy of the allowance for doubtful accounts. Any changes in these estimates or assumptions could cause material differences in recorded allowances.

Valuation of Long-Lived Assets and Goodwill.   We assess the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	our market capitalization relative to net book value.

When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected undiscounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and goodwill amounted to $339.5 million as of December 31, 2001.

The cost in excess of net assets of acquired businesses is being amortized on a straight-line basis over periods of 15 to 40 years.

In the first quarter of 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” will become effective and as a result, we will cease to amortize approximately $162.1 million of goodwill. We had recorded approximately $6.6 million, $4.5 million, and $4.9 million of goodwill amortization during 2001, 2000 and 1999, respectively.  We would have recorded approximately $7.0 million of goodwill amortization during 2002. Under the provisions of the Statement, we did not record amortization related to the six post-June 30, 2001 acquisitions. Such amortization would have amounted to $0.9 million. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the second quarter of 2002.

We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

Principles of Consolidation:   The consolidated financial statements include the assets, liabilities and operations of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Patient Revenues and Receivables:  The Company's medical imaging facilities have entered into agreements with third-party payors, including government programs and managed care health care plans, under which the facilities are paid based upon established charges, predetermined rates per service or discounts from established charges.

Revenues are recorded at estimated amounts due from patients and third-party payors for the services provided.  Management believes that adequate provisions have been made for any potential adustments.

During the years ended December 31, 2001, 2000 and 1999 approximately 15.5%, 11.4% and 9.1% of the Company's patient revenues related to patients participating in the Medicare and Medicaid programs. The Company does not believe that there are any other significant concentrations of revenues from any particular payor that would subject the Company to any significant credit risk in the collection of its patient accounts receivable.

Inventory:  Inventories, primarily consisting of purchased products, are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment:  Property and equipment are stated at cost and depreciated or amortized on a straight-line basis over estimated useful lives ranging from two to fifteen years.

Self  Insurance:   The Company historically has purchased insurance in excess of self-insured retentions or deductibles for losses and liabilities related to vehicle claims, medical claims and general product liability claims. Losses accrued under self-insured and deductible plans are based upon the Company’s estimates of aggregated liability claims incurred using certain actuarial assumptions followed in the insurance industry and the Company's own experience.

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

Foreign Currency Translation:  Assets and liabilities of foreign operations are translated into U.S. dollars based upon the prevailing exchange rates in effect at the balance sheet date. Foreign exchange gains and losses resulting from these translations are included as a component of accumulated other comprehensive income. Actual gains or losses incurred on currency transactions in other than the country's functional currency are included in net income currently.  During 2001, the Company’s fixed assets decreased by $2.1 million due to currency translation adjustments when we corrected our policy of using historical exchange rates to current exchanges rates.  This change did not have an earnings impact but impacted the valuation of fixed assets of our International business and accumulated other comprehensive income on the balance sheet.

Stock Options:  The Company measures stock-based compensation using the intrinsic value method, which assumes that options granted at market price at the date of grant have no intrinsic value. Proforma net income and earnings per share are presented in Note 9 as if the fair value method had been applied.

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

Use of Estimates:  The Company’s management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the reporting of sales and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Reclassifications:  Certain items in the prior years’ consolidated financial statements have been reclassified to conform to the current year's presentation.

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

The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and Statement 142 effective January 1, 2002.   Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature.  Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

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

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption.  To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption.  The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount.  To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test.

In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption.   This second step is required to be completed as soon as possible, but no later than the end of the year of adoption.  Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of earnings.

In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion).  Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121.  Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).  Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill.  Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001.  Accordingly, the Company will adopt Statement 144 in the first quarter of 2002.  Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company’s financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121.  The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

Note 2.  ACQUISITIONS

During 2000 and 2001, the Company made several acquisitions.   Our 2000 acquisitions were made primarily by CMI, our U.S. medical imaging subsidiary.  During 2001, significant acquisitions were made by Syncor Overseas Ltd., our International subsidiary, by our US Pharmacy business, and by CMI.

2001 Acquisitions:

During January 2001, we acquired three imaging center sites in California for a purchase price of $13.4 million.

In March 2001, we acquired a Gamma knife venture in Brazil for a purchase price of $2.0 million and a distributor of radiopharmceuticals in New Zealand for a purchase price of $0.3 million plus the assumption of $0.2 million of debt.

During May 2001, we entered a management service agreement with an oncology clinic in Brazil for an investment of $1.8 million.

During June 2001, we acquired a distributor and manufacturer of diagnostic radiopharmeceuticals in Australia for an acquisition price of $0.7 million.

During July 2001, we acquired a manufacturer of radiation detection and measurement equipment in Ohio for an acquisition price of $10.8 million.  We also acquired two imaging centers in Texas for $4.3 million plus the assumption of $3.6 million of debt. In addition, we acquired an imaging center in Florida for a purchase price of  $5.1 million plus the assumption of $2.0 million of debt.

During September 2001, we acquired a cardiovascular service company in North Carolina for an acquisition price of $13.7 million plus the assumption of $0.2 million of debt. In addition, we acquired a radiology and cardiology distribution company in Belgium for an acquisition price of $2.0 million.

During October 2001, we acquired a nuclear services company for an acquisition price of $0.8 million.

2000 Acquisitions:

During March 2000, we acquired four imaging center sites.  The first was the acquisition of three sites previously managed by CMI for a price of $2.1 million plus the assumption of $2.7 million in debt.  The second was a site acquisition in Boynton Beach, FL for a purchase price of $0.2 million plus the assumption of $1.3 million in debt.

During April 2000, we acquired the remaining interest in seven managed imaging center sites for a total acquisition price of $8.7 million plus the assumption of $1.0 million of debt.

During September 2000, we acquired thirteen imaging centers located in California and Florida for a total acquisition price of $31 million plus the assumption of $1.3 million in debt.  In addition, the Company acquired certain PET production facilities for an acquisition price of $0.9 million plus the assumption of $5.8 million in debt.

During November 2000, we acquired an imaging center and a catheterization laboratory in Trinidad and Tobago for an acquisition price of $2.0 million.  In addition, we acquired a nuclear medicine business in Puerto Rico for $0.75 million.  In December 2000, we acquired an imaging center in Phoenix, AZ for an acquisition price of $4.7 million plus the assumption of $4.2 million in debt.

The following table represents the allocation of purchase price for acquisitions in 2001 and 2000:

	Allocation of Acquisitions Purchase Price
	2001	2000

Accounts Receivable	$8,510	$6,822
Goodwill	37,762	35,608
Inventory	6,374	-
Property & Equipment	10,854	32,354
Other Liabilities	(2,823)	(7,280)

Sub-Total	60,677	67,504

Less Assumption of Debt	(5,898)	(16,006)

Total	$54,779	$51,498

The Company accounted for these transactions as purchases and the purchase prices were allocated as indicated above.  Goodwill for these acquisitions is being amortized from 15 to 20 years period.  The results of operations related to the above 2001 and 2000 transactions are included in the Company’s consolidated financial statements from the effective acquisition dates.

The following unaudited pro forma information presents a summary of our consolidated results of operation’s for 2001 and 2000 as if the acquisitions had occurred at the beginning of those years.

(IN THOUSANDS, EXCEPT PER SHARE)	YEAR END DECEMBER 31, 2001	YEAR END DECEMBER 31, 2000

Sales	$810,543	$679,093
Net earnings	$ 39,428	$ 30,755
Net earnings per diluted share (continuing operations)	$ 1.46	$ 1.15

These unaudited proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred or the future results of operations of the consolidated entities.

Note 3.  PROPERTY AND EQUIPMENT, NET

The major classes of property were as follows:

	DECEMBER 31,	DECEMBER 31,
(IN THOUSANDS)	2001	2000

Land and buildings	$ 17,962	$ 14,197
Furniture and equipment	197,934	142,486
Leasehold improvements	44,609	27,290
Construction in progress	16,161	7,463

	276,666	191,436

Less accumulated depreciation and amortization	(99,302)	(77,150)

	$177,364	$114,286

Note 4.  MARKETABLE INVESTMENT SECURITIES

Marketable investment securities consist of:

	DECEMBER 31,	DECEMBER 31,
(IN THOUSANDS)	2001	2000

Available-for-sale, at fair value, net of tax effect	$506	$690
Held-to-maturity, at amortized cost	$500	500

	$1,006	$1,190

The amortized cost, gross unrealized holding gains and losses and fair value for available-for-sale and held-to-maturity securities by major security type at December 31, 2001 and 2000 were as follows:

2001 UNREALIZED

(IN THOUSANDS)	AMORTIZED COST	HOLDING GAINS	HOLDING LOSSES	FAIR VALUE

Available-for-sale:
Corporate debt securities	$ 493	$13	$—	$ 506

Held-to-maturity:
U.S. Treasury securities	500	$—	$—	500

	$ 993	$13	$—	$1,006

2000 UNREALIZED

(IN THOUSANDS)	AMORTIZED COST	HOLDING GAINS	HOLDING LOSSES	FAIR VALUE

Available-for-sale:
Corporate debt securities	$ 697	$—	$ (7)	$ 690

Held-to-maturity:
U.S. Treasury securities	500	—	—	500

	$1,197	—	$ (7)	$1,190

The unrealized holding losses on held-to-maturity securities have not been recognized in the accompanying consolidated financial statements.

Maturities of investment securities classified as available-for-sale and held-to-maturity at December 31, 2001 and 2000 were as follows:

	2001			2000
(IN THOUSANDS)	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE

Available-for-sale:
Due after one year through five years	$493	$506	$499	$499
Due after five years through ten years	$ 0	$ 0	$198	$191

Held-to-maturity:
Due within one year	$500	$500	$500	$500

Note 5.  LINE OF CREDIT

At December 31, 2001, the Company had an unsecured revolving line of credit for short-term borrowings aggregating $200,000,000. The line of credit was increased from $150,000,000 to $200,000,000 effective May 10, 2001. The terms of this revolving credit line include two interest rate borrowing options, the Eurodollar rate plus an applicable margin or the bank's Prime rate (4.75 percent at December 31, 2001). At December 31, 2001, the availability of the line of credit was reduced by $2.0 million as a result of outstanding standby letters of credit resulting in available credit of $28.5 million. To maintain this line of credit, the Company is required to pay a quarterly commitment fee of 1/4 of one percent per annum on the unused portion.

The line of credit agreement specifies that certain covenants be maintained, including limitations on investments and acquisitions, new borrowings and issuance of new stock. Certain financial ratios also need to be maintained under this agreement, including minimum Net Worth, EBITDA ratio and Fixed Charge Coverage ratio. At December 31, 2001, the Company was in compliance with all debt covenants under the credit line agreement.

Note 6.  LONG-TERM DEBT

The Company's long-term debt was as follows:

	DECEMBER 31,	DECEMBER 31,
(IN THOUSANDS)	2001	2000

Notes payable, unsecured, payable in installments through 2015,
with effective interest rates ranging from 2.15% to 9%	$ 2,905	$ 905

Note payable, unsecured, payable in installments through 2001, with a floating interest rate of either the lower of prime rate or
LIBOR plus .75%, 6.57% at December 31, 2000	0	1,685

Notes payable, secured, payable in installments through 2003, with a non-interest bearing rate, net of unamortized discount at 8.38% to 9.58% of $11 and $47 at December 31, 2001
and 2000, respectively	2,017	2,519

Note payable, unsecured, payable in installments through 2002, with a floating interest rate of LIBOR plus .95%, 2.85% and
7.39% at December 31, 2001 and 2000, respectively	4,575	5,275

Note payable, unsecured, payable in lump sum on May 1, 2006
with a floating interest rate of LIBOR plus 1.625% or prime rate, with interest rates ranging from 3.56% to 3.88% at December 31, 2001
and with average interest rate for 2001 of 6.37%, and 7.82% for 2000	169,450	108,100

Notes payable, payable in varying installments through 2012
with effective interest rates ranging from 5.28% to 12.01%	5,460	6,817

Non-Compete agreement paid in varying installments through 2002,
with effective interest rate of 6%	20	264

Capital Lease obligations, payable in installments through 2006,
with effective interest rates from 5.50% to 15.57%	42,270	24,412

Total debt	226,697	149,977

Less current maturities of long-term debt	16,048	12,091

Long-term debt, net of current maturities	$210,649	$137,886

At December 31, 2001, long-term debt maturing over the next five years is as follows: 2002, $16,048; 2003, $17,238; 2004, $10,298; 2005, $7,948; 2006, $172,553; and $2,612 thereafter.

Interest paid was $13,148, $10,128, and $6,945 for the years ended December 31, 2001, 2000 and 1999, respectively.

Note 7.  INCOME TAXES

Total income tax expense for the years ended December 31, 2001, 2000 and 1999 was allocated as follows:

	YEAR ENDED	YEAR ENDED	YEAR ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
(IN THOUSANDS)	2001	2000	1999

Domestic income	$22,695	$18,155	$13,914
Foreign income	1,517	1,535	781
Total income from continuing operations	24,212	19,690	14,695
Stockholders' equity for compensation expense for tax purposes in excess of amounts recognized for financial reporting	(4,871)	(6,264)	(2,743)

	$19,341	$13,426	$11,952

Income tax expense (benefit) attributable to income from continuing operations consisted of:

(IN THOUSANDS)	YEAR ENDED DECEMBER 31, 2001	YEAR ENDED DECEMBER 31, 2000	YEAR ENDED DECEMBER 31, 1999

Current:
Federal	$15,328	$16,963	$9,281
Foreign	1,517	1,551	781
State	3,038	3,863	2,324

	19,883	22,377	12,386
Deferred:
Federal	3,476	(2,212)	2,163
Foreign	0	(16)	0
State	853	(459)	146

	4,329	(2,687)	2,309

	$24,212	$19,690	$14,695

The amounts differed from the amounts computed by applying the federal income tax rate of 35 percent to pretax income from continuing operations as a result of the following:

	YEAR ENDED DECEMBER 31, 2001	YEAR ENDED DECEMBER 31, 2000	YEAR ENDED DECEMBER 31, 1999

(IN THOUSANDS)

Federal income taxes at “expected” rate	$21,728	$17,230	$ 11,871
Increase (reduction) in income taxes resulting from:
Meals and entertainment	311	273	221
Tax exempt interest	(44)	(53)	(50)
Non-deductible amortization of intangible assets	315	407	365
Foreign losses and foreign tax rate differential	702	926	1,027
State taxes, net of Federal benefit	2,529	2,213	1,605
Utilization of general business credits	(1,483)	(1,340)	(631)
Other	154	34	287

	$24,212	$19,690	$14,695

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000, are presented below:

	DECEMBER 31,	DECEMBER 31,
(IN THOUSANDS)	2001	2000

Deferred tax assets:
Net operating loss and credit carryforwards	$ 0	$ 66
Compensated absences, principally due to accrual for financial reporting purposes	2,714	2,253
Accounts receivable, due to allowance for doubtful accounts	6,246	3,469
Accrued liabilities, primarily due to self-insurance and other contingency accruals for financial reporting purposes	2,479	3,536
Deferred compensation, due to accrual for financial reporting purposes	3,336	3,341
Covenant not to compete due to difference in amortization	466	542
Other	314	754

Total gross deferred tax asset	$15,555	$13,961

	DECEMBER 31,	DECEMBER 31,
(IN THOUSANDS)	2001	2000

Deferred tax liabilities:
Plant, equipment and internal software, due to differences in depreciation & amortization	$ 6,483	$ 1,801
Partnership basis, due to book to tax differences at partnership level	812	621
Deferred expenses	101	126
Goodwill	4,338	3,147
Other	139	255

Total gross deferred tax liabilities	$11,873	$ 5,950

Net deferred tax asset	$ 3,682	$ 8,011

Management has reviewed the recoverability of deferred income tax assets and has determined that it is more likely than not that the deferred tax assets will be fully realized through future taxable earnings. The gross deferred tax asset is recorded on the balance sheet in Prepaid and other current assets. Income tax payments amounted to $13,670, $12,299, and $7,704 for the years ended December 31, 2001, 2000, and 1999 respectively.

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries and other foreign investments carried at equity.  The amount of such earnings included in consolidated retained earnings amounted to  $6,938 and $4,325, at December 31, 2001 and 2000 respectively.  These earnings have been substantially reinvested, and we do not plan to initiate any action that would precipitate the payment of income taxes thereon.

Note 8.  COMMITMENTS

The Company leases facilities, vehicles and equipment with terms ranging from three years to fifteen years. The majority of property leases contain renewal options and some have escalation clauses for increases in property taxes, Consumer Price Index and other items.

The Company leases certain items of equipment under capital leases which had a cost of $47,023, $29,039, and $17,144, at December 31, 2001, 2000 and 1999 respectively, and accumulated depreciation of $8,759, $7,139, and $5,603, respectively. The increase in equipment leases in 2001 was due primarily to continued expansion of our medical imaging businesses and for FDG (fluorodeoxyglucose) production equipment.

Future minimum lease payments under capital leases and non-cancelable operating leases with terms greater than one year and related sublease income at December 31, 2001 were as follows:

YEAR ENDING DECEMBER 31,
(IN THOUSANDS)	CAPITAL LEASES	OPERATING LEASES	SUBLEASE INCOME

2002	$12,662	$12,475	$ 5
2003	14,858	9,386	—
2004	10,920	7,763	—
2005	7,865	5,679	—
2006	2,450	3,809	—
Thereafter	—	9,979	—

	$48,755	$49,091	$ 5

Less amount representing interest	$(6,485)

Present value of net minimum lease payments	$42,270

Rental expense under operating leases was $15,864, $11,450, and $10,173 for the years ended December 31, 2001, 2000 and 1999, respectively.

Note 9.  STOCK OPTIONS AND RIGHTS

Options to purchase common stock have been granted under various plans to officers, directors and other employees at prices equal to the market prices at date of grant. An aggregate of 10,267,000 shares have been authorized for issuance under the various plans as of December 31, 2001. Options are generally exercisable at a rate of 25 percent per year beginning one year from the date of grant and expire ten years after the date of grant. At December 31, 2001, 2,516,000 shares were reserved for issuance under the various plans.

The per share weighted-average fair value of stock options granted during 2001, 2000 and 1999 was $19.91, $20.14, and $21.47, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2001 expected dividend yield of 0%, risk-free interest rate of 4.72%, expected volatility of 61.66% and an expected life of 5.32 years. 2000 expected dividend yield of 0%; risk-free interest rate of 6.33%; expected volatility of 63.25% and an expected life of 5.63 years; 1999 expected dividend yield of 0%; risk-free interest rate of 5.62%; expected volatility of 58.7% and an expected life of 5.21 years.

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

	YEAR ENDED	YEAR ENDED	YEAR ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)	2001	2000	1999

Net income
As reported	$37,869	$29,538	$19,221
Pro forma	$33,441	$11,307	$15,545
Earnings per share
Basic:
As reported	$ 1.54	$ 1.23	$ 0.82
Pro forma	$ 1.36	$ 0.47	$ 0.66
Diluted:
As reported	$ 1.40	$ 1.11	$ 0.75
Pro forma	$ 1.24	$ 0.42	$ 0.61

A summary of employee stock options is as follows:

(IN THOUSANDS, EXCEPT SHARE PRICE)	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE

Outstanding at December 31, 1998	5,698	$ 6.88
Granted	2,144	$15.60
Exercised	(806)	$ 4.63
Cancelled	(482)	$ 8.68

Outstanding at December 31, 1999	6,554	$ 9.47
Granted	2,818	$29.71
Exercised	(865)	$ 6.87
Cancelled	(630)	$10.46

Outstanding at December 31, 2000	7,877	$16.70
Granted	1,072	$31.88
Exercised	(815)	$13.19
Cancelled	(383)	$21.28

Outstanding at December 31, 2001	7,751	$18.55

At December 31, 2001, the range of exercise prices and weighted average remaining contractual life of outstanding options was $4.25 to $38.59 and 6.97 years, respectively.

At December 31, 2001, 2000, and 1999, the number of options exercisable was approximately 3,071,000, 3,269,000, and 1,976,000, respectively, and the weighted average price of those options was $15.18, $14.86, and $6.40, respectively.

The Company derives a tax benefit from the options exercised and sold by employees and the benefit is credited to additional paid-in capital.

In September 1999, the Company adopted a new Rights Plan and declared a dividend distribution of one right for each outstanding share of the Company’s common stock. The new Rights Plan replaced the Company’s original rights plan, which was set to expire in September 1999. The rights under the new Rights Plan are set to expire in September 2009, unless redeemed earlier by the Board. At least once every three years, an independent committee of the Board will review the Rights Plan and, if the committee deems it appropriate, recommend to the entire Board that the Rights Plan be modified or terminated. Each right represents the right to purchase, if and when the right becomes exercisable, a unit consisting of one share of Syncor common stock at a per unit price of $90 (the “Purchase Price”). The rights generally will be exercisable only if a person or group (an “Acquiring Person”) acquires beneficial ownership of 15% or more of Syncor’s common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of Syncor’s common stock (other than as a result of repurchases of stock by Syncor, or certain purchases by institutional or similar stockholders so long as they do not own 20% or more). In the event any person becomes an Acquiring Person (other than pursuant to an offer for all shares that the majority of the independent directors not associated or affiliated with the Acquiring Person determines to be adequate and otherwise in the best interest of the Company and its stockholders), each of the rights becomes a discount right entitling the holder (other than the Acquiring Person) upon payment of the Purchase Price, to common stock having a value equal to twice the Purchase Price (i.e., $180 worth of Syncor stock for a purchase price of $90). If following someone becoming an Acquiring Person, the Company engages in a merger or other business combination in which the Company does not survive or the common stock is changed or exchanged, or transfers more than 50% of its assets, cash flow or earning power in one transaction or a series of related transactions, each right becomes a right (except for the Acquiring Person) to acquire common shares of the other party to the transaction having a value equal to twice the Purchase Price.

Note 10.  EMPLOYEE BENEFIT PLANS

The Company’s 401(k) plan is open to all employees who are at least 18 years of age and have a minimum of three consecutive months of service. In 1989, the Company's Board of Directors amended the plan to an Employees’ Savings and Stock Ownership Plan (ESSOP) to allow the plan to acquire one million of the Company's shares through a leveraged employee stock ownership plan transaction. In June 1995, September 1996, and August 1997, an additional 1,500,000 shares, in total, which were purchased in the open market, were contributed to the plan. These shares were originally classified as “treasury stock.” The contributions totaled $8,657,000 and reflected the fair market value at the time of contribution. In connection with these transactions, the Company made a loan to the ESSOP. The ESSOP loan was paid off as of December 31, 2001.

Under the ESSOP, participants may contribute one percent to fourteen percent of their compensation to 401(k) investment options and an additional two percent of their compensation to purchase Company stock. The Company makes matching contributions to 50 percent of the employees’ 401(k) investment contributions up to a maximum of four percent of the employee’s compensation and to 100 percent of the employees’ Company stock purchases up to two percent of the employee’s compensation. The Company’s matching contribution is made in Company stock. If an ESSOP loan payment is outstanding, the number of shares available to match employee contributions is directly related to the amount of principal payments made on the ESSOP loan. Once the number of available shares is determined, the Company matches the employees’ contributions based on the fair market value of the shares and the remainder of any shares not allocated after all matching is complete is allocated to all eligible employees based on relative compensation.

Participants are fully and immediately vested in their contributions and vest in employer contributions over a five-year period of continuous employment. After five years of continuous employment, any further employer contributions are fully and immediately vested. The Company’s contributions for the years ended December 31, 2001, 2000 and 1999 amounted to $1,735,000, $1,895,000, and $1,957,000, respectively, of which $1,685,000, $1,685,000, and $1,686,000, respectively, were used to pay down principal on the ESSOP loan and $50,000, $210,000, and $271,000 respectively, to pay interest.

Note 11.  NET INCOME PER SHARE

The following table presents the computation of basic earnings per share (EPS):

(IN THOUSANDS EXCEPT	FOR THE YEAR ENDED			FOR THE YEAR ENDED			FOR THE YEAR ENDED
PER SHARE DATA)	DECEMBER 31, 2001			DECEMBER 31, 2000			DECEMBER 31, 1999

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Shares Amount

Income from continuing
Operations	$37,869			$29,538			$19,221
Basic EPS	$37,869	24,570	$1.54	$29,538	23,948	$1.23	$19,221	23,340	$0.82

Effect of Dilutive
Stock Options		2,459			2,709			2,138
Diluted EPS	$37,869	27,029	$1.40	$29,538	26,657	$1.11	$19,221	25,478	$0.75

Note 12.  LITIGATION AND CONTINGENCIES

There are various litigation proceedings in which the Company and its subsidiaries are involved. Many of the claims asserted against the Company in these proceedings are covered by insurance. The results of litigation proceedings cannot be predicted with certainty. However, in the opinion of the Company’s general counsel, such proceedings either are without merit or do not have a potential liability which would materially affect the financial condition of the Company and its subsidiaries on a consolidated basis.

Note 13.  SUBSEQUENT EVENT

On January 17, 2002, the Company completed an asset securitization agreement with one of our banks using the U.S. Pharmacy business segment’s trade receivables as collateral. This securitization program will allow the Company to borrow up to $65 million at rates generally more favorable than under the credit line agreement. Upon execution of the securitization agreement, our credit line had a provision that required a 50% reduction of the securitization amount, or  $32.5 million.  Therefore, the credit line has a current borrowing limit of $167.5 million.

Note 14.  BUSINESS SEGMENTS

The Company is currently in three different business segments: The first segment is the compounding, dispensing, and distribution of complex pharmaceuticals in the United States. The second segment is the management and provision of medical diagnostic imaging services in the United States. The third segment is the compounding, dispensing, and distribution of complex pharmaceuticals and the provision of radiology services outside of the United States.

(IN THOUSANDS)
U.S. PHARMACY SERVICES BUSINESS	2001	2000

Revenues	$565,309	$489,405
Operating Income	$72,295	$56,304
Total Assets	$189,840	$160,256
Capital Expenditures	$25,655	$4,707
Depreciation/Amortization	$7,367	$5,508

U.S. MEDICAL IMAGING BUSINESS	2001	2000

Revenues	$160,054	$100,848
Operating Income	$18,187	$12,467
Total Assets	$265,437	$192,826
Capital Expenditures	$19,874	$9,815
Depreciation/Amortization	$21,726	$13,132

INTERNATIONAL OPERATIONS	2001	2000

Revenues	$49,355	$39,141
Operating Income	$1,228	$2,240
Total Assets	$76,432	$66,806
Capital Expenditures	$6,903	$9,300
Depreciation/Amortization	$4,733	$2,763

UNALLOCATED CORPORATE	2001	2000

Operating Loss	$(16,833)	$(14,696)
Total Assets	$56,132	$50,683
Capital Expenditures	$12,460	$7,567
Depreciation/Amortization	$5,735	$4,906

		OPERATING	TOTAL
GEOGRAPHIC SEGMENTS	REVENUES	INCOME	ASSETS

United States
2001	$725,363	$73,649	$511,409
2000	$590,253	$54,075	$403,765

Rest of World
2001	$ 49,355	$ 1,228	$ 76,432
2000	$ 39,141	$ 2,240	$ 66,806

SELECTED QUARTERLY RESULTS OF OPERATIONS

The unaudited quarterly operating results in the Selected Quarterly Results of Operations have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments necessary for a fair presentation for the periods presented.

Unaudited calendar quarterly information is summarized below:

(IN THOUSANDS, EXCEPT PER SHARE DATA)	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,	2001

Net sales	$181,416	$187,692	$193,794	$211,816	$774,718
Gross profit	$ 68,689	$ 72,179	$72,789	$81,326	$294,983

Net income	$ 10,207	$ 10,982	$ 7,834	$ 8,846	$ 37,869
Net income per share:
Basic	$ .42	$ .45	$ .32	$ .36	$ 1.54
Diluted	$ .38	$ .41	$ .29	$ .33	$ 1.40
Weighted average shares outstanding:
Basic	24,473	24,405	24,603	24,798	24,570
Diluted	27,101	26,936	27,024	26,985	27,029

Market price per share:
High	$ 38.81	$ 42.29	$ 38.74	$ 33.31	$ 42.29
Low	$ 27.25	$ 26.64	$ 26.63	$ 26.03	$ 26.03

(IN THOUSANDS, EXCEPT PER SHARE DATA)	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,	2000

Net sales	$148,958	$154,366	$155,462	$170,608	$629,394
Gross profit	$ 50,958	$ 55,479	$ 55,418	$ 62,991	$224,846

Net income	$ 7,480	$ 9,078	$ 6,258	$ 6,722	$ 29,538
Net income per share:
Basic	$ .32	$ .38	$ .26	$ .28	$ 1.23
Diluted	$ .30	$ .34	$ .23	$ .25	$ 1.11
Weighted average shares outstanding:
Basic	23,726	23,772	24,091	24,201	23,948
Diluted	25,190	26,328	27,374	26,936	26,657

Market price per share
High	$ 16.50	$ 36.00	$ 43.94	$ 39.06	$ 43.94
Low	$ 11.02	$ 13.00	$ 32.75	$ 23.75	$ 11.02

SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES

Schedule II. Valuation and Qualifying Accounts

(In thousands)

Description	Balance At Beginning Of Period	Costs And Expenses (A)	Deductions (B)	Balance At End Of Period

Year Ended
December 31, 2001
Allowance for doubtful accounts	$9,028	$9,720	$2,031	$16,717

Year Ended
December 31, 2000
Allowance for doubtful accounts	$4,648	$7,232	$2,852	$9,028

Year Ended
December 31, 1999
Allowance for doubtful accounts	$3,774	$2,362	$1,488	$4,648

(A) Estimated bad debt.
(B) Uncollectible accounts written-off, net of recoveries and change in reserve.