Form 10-Q
period 2002-03-31
SYNCOR INTERNATIONAL CORP /DE/
filed 2002-05-15
CIK 202763

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10‑Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2002	Commission File Number 0‑8640

SYNCOR INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	85‑0229124
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6464 Canoga Avenue, Woodland Hills, California	91367
(Address of principal executive offices)	(Zip Code)

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

Yes   X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of April 30, 2002, 24,778,273 shares of $.05 par value common stock were outstanding.

SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES

Item 1.

SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

March 31, 2002

December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$ 14,682	$ 17,634
Short‑term investments	9,393	11,908
Trade receivables, net	109,613	102,759
Patient receivables, net	57,916	52,944
Inventory	28,339	30,630
Prepaids and other current assets	27,485	31,521

Total curent assets	247,428	247,396

Marketable investment securities	1,006	1,006
Property and equipment, net	180,896	177,364
Excess of purchase price over net assets acquired, net	143,160	141,333
Other assets	21,881	20,742

	$594,371	$587,841

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 65,893	$ 65,853
Accrued liabilities	28,803	26,858
Accrued wages and related costs	16,702	16,427
Federal and state taxes payable	9,950	6,482
Current maturities of long-term debt	12,371	16,048

Total current liabilities:	133,719	131,668

Long-term debt, net of current maturities	203,973	210,649
Deferred taxes	11,187	10,696

Stockholders' equity:
Common stock, $.05 par value	1,425	1,420
Additional paid-in capital	126,251	124,909
Notes receivable-related parties	(3,461)	(6,197)
Accumulated other comprehensive income	(3,584)	(3,653)
Retained earnings	162,797	151,888
Treasury stock, at cost; 3,750 shares at March 31, 2002 and
3,575 shares at December 31, 2001	(37,936)	(33,539)

Total stockholders' equity	245,492	234,828

	$594,371	$587,841

See notes to condensed consolidated financial statements.

SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	THREE MONTHS ENDED MARCH 31,

	2002	2001

Net sales	$215,484	$181,416

Cost of sales	133,029	112,727

Gross profit	82,455	68,689

Operating, selling and administrative expenses	51,007	39,011

Depreciation and amortization	10,140	8,659

Operating income	21,308	21,019

Other expense, net	(3,569)	(4,008)

Income before taxes	17,739	17,011

Provision for income taxes	6,830	6,804

Net income	$10,909	$10,207

Net income per share – Basic	$0.44	$0.42

Weighted average shares outstanding – Basic	24,766	24,473

Net income per share – Diluted	$0.41	$0.38

Weighted average shares outstanding – Diluted	26,732	27,101

See notes to condensed consolidated financial statements.

SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	THREE MONTHS ENDED MARCH 31,
	2002	2001

Cash flows from operating activities:

Net income	$10,909	$10,207
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	10,140	8,659
Provision for losses on receivables	2,557	1,882
Amortization of loan guarantee	-	421
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(7,258)	(8,180)
Patient receivables	(7,128)	(10,630)
Inventory	2,350	37,225
Prepaids and other current assets	3,874	(4,279)
Other assets	(910)	619
Accounts payable	212	(53,025)
Accrued liabilities	2,269	(265)
Accrued wages and related costs	279	(6,480)
Federal and state taxes payable	4,152	5,651
Deferred taxes	491	1,102

Net cash provided by (used in) operating activities	21,937	(17,093)

Cash flows from investing activities:

Purchase of property and equipment, net	(8,995)	(10,219)
Acquisitions of businesses, net of cash acquired	(1,747)	(15,678)
Net decrease (increase) in short-term investments	2,522	(1,569)
Net increase in long-term investment	-	(2)
Unrealized gain on investments	-	3

Net cash used in investing activities	(8,220)	(27,465)

Cash flow from financing activities:

Proceeds from long-term debt	1,172	38,688
Repayment of long-term debt	(16,188)	(1,104)
Notes receivable-related parties	2,736	5,489
Issuance of common stock	510	2,288
Reacquisition of common stock for treasury	(4,397)	(5,893)

Net cash (used in) provided by financing activities	(16,167)	39,468

Net decrease in cash and cash equivalents	(2,450)	(5,090)

Effect of exchange rate on cash	(502)	247

Cash and cash equivalents at beginning of period	17,634	24,330

Cash and cash equivalents at end of period	$14,682	$19,487

See notes to condensed consolidated financial statements.

SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.             GENERAL.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10‑Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the three months ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001. Certain line items in the prior year’s consolidated condensed financial statements have been reclassified to conform to the current year’s presentation.

2.             SUMMARY OF CRITICAL ACCOUNTING POLICIES.

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

We provide imaging services to patients that generally have medical insurance through a governmental payor, managed care payor, or a commercial third-party payor.  Our Medical Imaging business has several hundred contracts.  These contracts can change or be amended frequently due to changes in the payors’ or governmental agencies’ reimbursement.  Additionally, as we acquire medical imaging centers, new contracts have to be entered into our computer systems.  If the contracts have not been updated in our systems, we need to make estimates about the anticipated contracted amounts that we will ultimately receive from all of our various payors.  This requires us to record estimates when recording imaging revenues based upon historical data and trends.   These estimates have to be continually evaluated and compared to actual reimbursements from the various payors to ensure that we have properly recorded revenues and appropriately adjusted for shifts in our payor mix.  Accordingly, these recorded revenues are based on current information available, but subject to estimation, which may lead to adjustments in future periods as actual reimbursement rates are determined.  Such adjustments have not been material in the first quarter of  2002 and 2001.

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

Valuation of Long-Lived Assets and Goodwill.   We assess the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	Adverse changes in legal factors, business climate, or regulatory environment,
•	Unanticipated competition,
•	Loss of key personnel,
•	A more-likely-than-not expectation that a reporting unit or a significant portion of a reporting until will be sold or otherwise disposed of,
•	A significant asset group within a reporting until is tested for recoverability under FAS 121, and
•	A subsidiary that is a component of the reporting unit recognizes a goodwill impairment loss in its separate financial statements.

3.          NEW ACCOUNTING STANDARDS.  In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets."  SFAS requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, clarifies the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. SFAS No. 142, which was effective for fiscal years beginning after December 15, 2001, requires that ratable amortization of goodwill be replaced with periodic tests of goodwill impairment and that intangible assets, other than goodwill, which have determinable useful lives, be amortized over their useful lives. The Company has adopted these accounting standards effective January 1, 2002 and is still analyzing any possible impairment of goodwill. There were no adjustments to identifiable intangible assets’ useful lives or recorded balances as a result of the adoption of SFAS No.142.  The following is a reconciliation of net income and earnings per share between the amounts reported in the first quarter of 2001 and the adjusted amounts reflecting these new accounting rules:

Three Months Ended,
(Dollars in thousands, except per share data)	March 31, 2001

Net income
Reported net income	$10,207
Goodwill amortization (net of taxes)	918
Adjusted net income	$11,125

Earnings per share: Basic
Reported	$ 0.42
Goodwill	0.03
Adjusted earnings per share	$ 0.45

Earnings per share: Diluted
Reported	$ 0.38
Goodwill	0.03
Adjusted earnings per share	$ 0.41

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

The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001.  Accordingly, the Company will adopted Statement 144 in the first quarter of 2002.  Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company’s financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121.  The provisions of Statement 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, we cannot determine what the potential effects of adoption of the Statement will have on our financial statements.

4.             COMPREHENSIVE INCOME.  Other comprehensive income includes foreign currency translation adjustments and net unrealized gains and losses on investments in equity securities. Such amounts are as follows:

March 31, 2002

March 31, 2001

	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount

Foreign currency translation adjustments	$69	-	$69	$(139)	-	$(139)

Unrealized gains (losses) on investments:
Unrealized holding gains (losses)
arising during period	-	-	-	4	(1)	3

Other comprehensive income	69	-	69	(135)	(1)	(136)

Net income	17,739	(6,830)	10,909	17,011	(6,804)	10,207

Total comprehensive income	$17,808	$(6,830)	$10,978	$16,876	$(6,805)	$10,071

5.             SEGMENT INFORMATION. Syncor has identified three primary operating segments: U.S. Pharmacy Services, U.S. Medical Imaging and International Operations. Segment selection was based upon internal organizational structures, the process by which these operations are managed and evaluated, the availability of separate financial results, and materiality considerations. Segment detail is summarized as follows:

THREE MONTHS ENDED,
	March 31, 2002	March 31, 2001

U.S. Pharmacy Services Business

Revenues	$164,121	$133,309
Operating Income	$ 23,778	$ 19,782

U.S. Medical Imaging Business

Revenues	$ 39,998	$ 38,504
Operating Income	$ 4,101	$ 4,526

International Operations

Revenues	$ 11,365	$ 9,603
Operating (Loss) Income	$ (316)	$ 44

Unallocated Corporate

Operating Loss	$ (6,255)	$ (3,333)

6.             NET INCOME PER SHARE.  Basic earnings per share (EPS) amounts are computed by dividing earnings applicable to common stockholders by the weighted average number of shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding.  Anti-dilutive outstanding stock options of 3,273,636 and 2,598,747 for the three months ended March 31, 2002 and 2001, respectively have been excluded from the diluted calculation, respectively.

The reconciliation of the numerator and denominators of the basic and diluted earnings per share computations are as follows for the three months ended March 31, 2002 and 2001:

                                             THREE MONTHS ENDED,

	March 31, 2002
                    March 31, 2001

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net income	$10,909			$10,207

Basic EPS	$10,909	24,766	$0.44	$10,207	24,473	$0.42

Effect of Dilutive Stock Options		1,966			2,628

Diluted EPS	$10,909	26,732	$0.41	$10,207	27,101	$0.38

7.             NOTES RECEIVABLE-RELATED PARTIES.  We initiated a Senior Management Stock Purchase Plan effective June 16, 1998, pursuant to which our officers and key employees purchased shares of Syncor stock.  The shares were paid with a five-year interest bearing promissory note payable to us.  Interest on each note is payable on each anniversary date, with the entire outstanding principal and unpaid interest due on the fifth anniversary date.  As of March 31, 2002 we had nine employees with loans outstanding of $3.5 million, as compared to twenty-one employees with $11.3 million outstanding at March 31, 2001.

8.             ACQUISITION OF BUSINESSES.  During the first quarter of 2002, we acquired a radiopharmacy in Alaska for a purchase price of $2.0 million.

During the first quarter of 2001, we acquired three imaging center sites in California for a purchase price of $13.4 million.  In addition, in March 2001, we acquired a Gamma knife venture in Brazil for a purchase price of $2.0 million and a distributor of radiopharmaceuticals in New Zealand for a purchase price of $0.3 million plus the assumption of $0.2 million of debt.

Item 2.

SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
For the Three Months Ended March 31, 2002 and 2001

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

We provide imaging services to patients that generally have medical insurance through a governmental payor, managed care payor, or a commercial third-party payor.  Our Medical Imaging business has several hundred contracts.  These contracts can change or be amended frequently due to changes in the payors’ or governmental agencies’ reimbursement.  Additionally, as we acquire medical imaging centers, new contracts have to be entered into our computer systems.  If the contracts have not been updated in our systems, we need to make estimates about the anticipated contracted amounts that we will ultimately receive from all of our various payors.  This requires us  to record estimates when recording imaging revenues based upon historical data and trends.  These estimates have to be continually evaluated and compared to actual reimbursements from the various payors to ensure that we have properly recorded revenues and appropriately adjusted for shifts in our payor mix.  Accordingly, these recorded revenues are based on current information available, but subject to estimation, which may lead to adjustments in future periods as actual reimbursement rates are determined.  Such adjustments have not been material in the first quarter of 2002 and 2001.

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

Valuation of Long-Lived Assets and Goodwill.   We assess the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	Adverse changes in legal factors, business climate, or regulatory environment,
•	Unanticipated competition,
•	Loss of key personnel,
•	A more-likely-than-not expectation that a reporting unit or a significant portion of a reporting until will be sold or otherwise disposed of,
•	A significant asset group within a reporting until is tested for recoverability under FAS 121, and
•	A subsidiary that is a component of the reporting unit recognizes a goodwill impairment loss in its separate financial statements.

NET SALES

Net sales increased 18.8%, or $34.1 million, to $215.5 million. All three of our business segments had sales growth during the quarter.  U.S. Pharmacy Services revenue increase was primarily same store radiopharmacy growth.  The sales growth for Internationl operations was primarily from acquisitions and growth in our Taiwan businesses.  Medical Imaging services growth was primarily from new imaging centers opened since the first quarter of 2001 and acquisitions.

	Revenues
	Three Months Ended March 31,
	2002	2001

U.S. Pharmacy Services Business	$164,121	$133,309
U.S. Medical Imaging Business	39,998	38,504
International Operations	11,365	9,603

Total	$215,484	$181,416

U.S. Radiopharmacy Business

Net sales increased 23.1%, or $30.8 million, to $164.1 million driven primarily by increased sales of cardiology imaging agents.  During the first quarter of 2002, sales related to cardiology imaging agents increased 12.3%, or $11.7 million, as a result of price and volume increases.  This business also had increases of 26.0%, or $3.9 million, in oncology sales during the quarter.  Overall, pharmacy sales increased 16.3%, or $21.7 million, compared to the prior year quarter.  Acquisitions made during 2001 accounted for the remainder of the increase for this business during the first quarter of 2002.

U.S. Medical Imaging Business

Net sales increased 3.9%, or $1.5 million, to $40.0 million.  Sales at existing centers, which means centers open all months in 2001 compared to 2002, decreased by 2.0%, or $0.6 million, compared to the prior year.  During late 2001 and the first quarter of 2002, the Medical Imaging business decided to terminate or not renew several contracts with payors that had low reimbursement rates or with payors that were very slow paying.  This decision negatively impacted same store sales for the first quarter 2002, especially in the Arizona and South Florida markets.  The remaining increase in sales was the result of acquisitions and start-up centers.  The volume of imaging procedures performed at our existing centers decreased 2% for MRI and increased 2% for CT compared to the same period in 2001.

International Operations

Net sales increased 18.3%, or $1.8 million, to $11.4 million due primarily to start-up businesses and acquisitions.  Acquisitions accounted for the majority of the sales increase.  Net sales at our existing centers or facilities were lower during the quarter primarily as a result of adverse economic conditions in Argentina, lower sales in the Shanghai seeds facility and slowing sales in our Puerto Rico pharmacy.  The Taiwan market did have higher same store sales, which increased 6%.

GROSS PROFIT

Gross profit increased 20.0%, or $13.8 million, to $82.5 million.  Our consolidated gross profit margin as a percentage of sales improved to 38.3% in 2002 as compared to 37.9% in 2001 driven by continued improvement in product mix, price increases, and operating efficiencies in our radiopharmacy network and increased margins from new business in the Pharmacy Services Business.

	Gross Profit
	Three Months Ended March 31,
	2002	2001

U.S. Pharmacy Services Business	$51,321	$39,154
U.S. Medical Imaging Business	26,958	25,753
International Operations	4,176	3,782

Total	$82,455	$68,689

U.S. Radiopharmacy Business

Gross profit increased 31.1%, or $12.2 million, to $51.3 million. Gross profit margin as a percentage of sales improved to 31.3% in 2002 as compared to 29.4% in 2001. This gross profit margin increase was due primarily to improved margins associated with new businesses, such as FDG, and higher margins associated with recent acquisitions.  These initiatives accounted for 1.7% of the overall margin increase.  The remainder of the gross profit margin increase was the result of continued leveraging of our radiopharmacy network; we continue to successfully increase volumes without comparable increases in material, labor and delivery costs.

U.S. Medical Imaging Business

Gross profit increased 4.7%, or $1.2 million, to $27.0 million. Our gross profit margin as a percentage of sales increased in 2002 to 67.4% compared to 66.9% in 2001.  Our gross profit increased due to better labor utilization in the quarter.

International Operations

Gross profit increased 10.4%, or $0.4 million, to $4.2 million.  Our gross profit margin as a percentage of sales decreased in 2002 to 36.7% compared to 39.4% in 2001. Margin growth at our existing radiopharmacy sites and imaging centers was flat in 2002 compared to the prior year. Our margins were reduced by acquired businesses, which have a lower margin than our existing businesses, and the adverse conditions in the Argentina market.

OPERATING, SELLING AND ADMINISTRATIVE EXPENSES

Operating, selling and administrative expenses increased 30.8%, or $12.0 million, to $51.0 million.  The ratio of these expenses to net sales for the quarter was 23.7% compared to 21.5% for the same period in 2001. Operating, selling and administrative costs at our medical imaging business are higher than such costs at our radiopharmacy business.  Acquisitions in the Radiopharmacy Business caused the majority of the increase in addition to higher Corporate costs primarily from increased IT costs associated with new systems and increased telecommunications expenses.

	Operating, Selling and Administrative Expenses
	Three Months Ended March 31,
	2002	2001

U.S. Pharmacy Services Business	$25,275	$17,836
U.S. Medical Imaging Business	17,739	16,357
International Operations	3,481	2,789
Unallocated Corporate	4,512	2,029

Total	$51,007	$39,011

U.S. Radiopharmacy Business

Operating, selling and administrative costs increased 41.7%, or $7.4 million, to $25.3 million.  This increase was due primarily to increased costs associated with acquired businesses, which accounted for $3.4 million of this increase. Costs associated with opening new cyclotrons, used in the production of FDG, accounted for an additional $1.4 million.  The remainder of the increase is the result of increased costs in our radiopharmacy network, as well as higher costs in start-up businesses in this segment.  As a percentage of sales, operating, selling and administrative expenses increased from 13.4% in 2001 to 15.4% in 2002.

U.S. Medical Imaging Business

Operating, selling and administrative costs increased 8.4%, or $1.4 million, to $17.7 million.  These expenses increased primarily as a result of increased payroll and bad debt expenses in the quarter.  As a percentage of sales, these expenses increased from 42.5% in 2001 to 44.3% in 2002.

International Business

Operating, selling and administrative expenses increased 24.8%, or $0.7 million, to $3.5 million. These expenses increased primarily as a result of new businesses and start-up centers. As a percentage of sales, these expenses increased from 29.0% in 2001 to 30.6% in 2002.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased 17.1%, or $1.5 million, to $10.1 million. This was offset by amortization of goodwill in the first quarter of 2001 of $1.5 million with none in the first quarter of 2002.  Of the increase, $0.2 million was attributable to our medical imaging business.  The remainder of the increase was attributable to our pharmacy services business, primarily in new FDG production facilities, with an increase of $0.7 million; and our corporate operations, primarily for new IT systems costs with an increase of $0.4 million.

	Depreciation and Amortization
	Three Months Ended March 31,
	2002	2001

U.S. Pharmacy Services Business	$2,291	$1,543
U.S. Medical Imaging Business	5,118	4,870
International Operations	1,011	949
Unallocated Corporate	1,720	1,297

Total	$10,140	$8,659

ACQUISITION OF BUSINESSES

During the first quarter of 2002, we acquired a radiopharmacy in Alaska for a purchase price of $2.0 million.

During the first quarter of 2001, we acquired three imaging center sites in California for a purchase price of $13.4 million.  In addition, in March 2001, we acquired a Gamma knife venture in Brazil for a purchase price of $2.0 million and a distributor of radiopharmaceuticals in New Zealand for a purchase price of $0.3 million plus the assumption of $0.2 million of debt.

LIQUIDITY AND CAPITAL RESOURCES

We had cash, cash equivalents and investments of $24.1 million at March 31, 2002 compared to $29.5 million at December 31, 2001. Total debt was $216.3 million at March 31, 2002 compared to $226.7 million at December 31, 2001, a reduction of $10.4 million. We had a positive cash flow from operations of $21.9 million during the first quarter of 2002.  We used a portion of this cash to pay down debt balances. Working capital decreased slightly to $113.7 million from $115.7 million at December 31, 2001.

On January 17, 2002, we completed an asset securitization agreement using the trade receivables as collateral. At March 31, 2002, we had $61.2 million extended on this $65 million agreement. In addition, we had borrowings of $102.0 million outstanding on our $167.5 million credit line. Based upon our current acquisition and capital plans we believe we have sufficient resources available to fund our 2002 capital needs.

FORWARD LOOKING STATEMENT

Except for the historical information and discussions contained herein, statements contained in this Report on Form 10-Q may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including: changes in the regulation of the healthcare industry at either or both of the federal and state levels; changes or delays in reimbursement for our services by governmental or private payers; our failure to continue to develop and market new products and services and to keep pace with technological change; competitive pressures; failure to obtain or protect intellectual property rights; quarterly fluctuations in revenues and volatility of our stock price; our ability to attract and retain key personnel; currency risks; dependence on certain suppliers; our ability to successfully manage acquisitions and alliances; legal, political and economic changes; and other risks, uncertainties and factors discussed  in the "Risk Factors" section in the Annual Report on Form 10-K for December 31, 2001 and elsewhere herein, in our other filings with the SEC or in materials incorporated by reference.  Given these uncertainties, undue reliance should not be placed on such forward-looking statements.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest income earned on our investment portfolio is affected by changes in the general level of U.S. interest rates. Our line of credit borrowings effectively bear interest at variable rates and therefore, changes in U.S. interest rates affect interest expense incurred thereon. Changes in interest rates do not affect interest expense incurred on our fixed rate debt. There have been no significant changes in the debt instruments from the table as filed in the annual report on Form 10K at December 31, 2001.

SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

            (a)       Exhibits

                        10.       Material Contracts

                                    10.1     Severance and Release Agreement, dated January 31, 2002, between Haig Bagerdjian and the Company.

                                    10.2     Severance and Release Agreement, dated April 5, 2002, between David Ward and the Company.

            (b)       Reports on Form 8-K

                        None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Syncor International Corporation
(Registrant)

May 15, 2002	By: /s/ William P. Forster
William P. Forster
Senior Vice President and Chief Financial Officer
(Principal Financial/Accounting Officer)

Top of the Document