Form 10-Q
period 2002-06-30
SYNCOR INTERNATIONAL CORP /DE/
filed 2002-08-14
CIK 202763

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10‑Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2002	Commission File Number 0‑8640

SYNCOR INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	85‑0229124
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6464 Canoga Avenue, Woodland Hills, California	91367
(Address of principal executive offices)	(Zip Code)

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

Yes   X     No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of July 31, 2002, 25,404,647 shares of $.05 par value common stock were outstanding.

SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES

Item 1.

SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

June 30, 2002

December 31, 2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 10,000	$ 17,634
Short‑term investments	6,754	10,215
Trade receivables, net	113,057	97,003
Inventory	28,224	28,879
Prepaids and other current assets	22,106	19,215
Total assets – discontinued operations (note 3)	283,541	283,154

Total current assets	463,682	456,100

Marketable investment securities	508	1,006
Property and equipment, net	96,677	86,812
Excess of purchase price over net assets acquired, net	35,771	30,498
Other assets	14,543	13,425

	$611,181	$587,841

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 67,549	$ 62,021
Accrued liabilities	45,226	13,982
Accrued wages and related costs	15,225	13,149
Federal and state taxes payable	7,421	4,530
Current maturities of long-term debt	1,897	6,345
Total liabilities – discontinued operations (note 3)	209,595	215,635

Total current liabilities:	346,913	315,662

Long-term debt, net of current maturities	31,493	35,118
Deferred taxes	2,439	2,233

Stockholders' equity:
Common stock, $.05 par value	1,428	1,420
Additional paid-in capital	127,193	124,909
Notes receivable-related parties	(3,337)	(6,197)
Accumulated other comprehensive income	(4,814)	(3,653)
Retained earnings	147,802	151,888
Treasury stock, at cost; 3,750 shares at June 30, 2002 and
3,575 shares at December 31, 2001	(37,936)	(33,539)

Total stockholders' equity	230,336	234,828

	$611,181	$587,841

See notes to condensed consolidated financial statements.

SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	THREE MONTHS ENDED JUNE 30,
	2002	2001

Net sales	$189,322	$144,377

Cost of sales	128,728	100,320

Gross profit	60,594	44,057

Operating, selling and administrative expenses	42,008	23,584

Depreciation and amortization	4,789	3,616

Operating income	13,797	16,857

Other income (expense), net	169	(548)

Income from continuing operations	13,966	16,309

Provision for income taxes	5,377	6,184

Income from continuing operations after tax	$8,589	$10,125

Income (loss) from discontinued operations, net of taxes	(23,583)	857

Net income (loss)	(14,994)	10,982

Net income (loss) per share – Basic:

Continuing operations	$0.36	$0.41
Discontinued operations	($0.95)	$0.03

Net income (loss) per share	($0.61)	$0.44

Net income (loss) per share – Diluted:

Continuing operations	$0.32	$0.38
Discontinued operations	($0.88)	$0.03

Net income (loss) per share	($0.56)	$0.41

Weighted average shares outstanding – Basic	24,782	24,766

Weighted average shares outstanding – Diluted	26,880	26,936

See notes to condensed consolidated financial statements.

SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	SIX MONTHS ENDED JUNE 30,
	2002	2001

Net sales	$362,900	$284,470

Cost of sales	247,302	198,194

Gross profit	115,598	86,276

Operating, selling and administrative expenses	74,359	45,352

Depreciation and amortization	9,602	7,323

Operating income	31,637	33,601

Other expense, net	(915)	(1,508)

Income from continuing operations	30,722	32,093

Provision for income taxes	11,827	12,506

Income from continuing operations after taxes	$18,895	$19,587

Income (loss) from discontinued operations, net of taxes	(22,981)	1,602

Net income (loss)	(4,086)	21,189

Net income (loss) per share – Basic:

Continuing operations	$0.76	$0.80
Discontinued operations	($0.93)	$0.07

Net income (loss) per share	($0.17)	$0.87

Net income (loss) per share – Diluted:

Continuing operations	$0.71	$0.73
Discontinued operations	($0.86)	$0.06

Net income (loss) per share	($0.15)	$0.78

Weighted average shares outstanding – Basic	24,774	24,439

Weighted average shares outstanding – Diluted	26,786	27,008

See notes to condensed consolidated financial statements.

SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	SIX MONTHS ENDED JUNE 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	($4,086)	$21,189
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Loss (income) from discontinued operations	22,981	(1,602)
Depreciation and amortization	9,602	7,323
Provision for losses on receivables	798	363
Amortization of loan guarantee	-	842
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(17,444)	(12,379)
Inventory	534	42,270
Prepaids and other current assets	(2,936)	(2,522)
Other assets	(238)	1,781
Accounts payable	5,496	(24,156)
Accrued liabilities	32,596	(1,768)
Accrued wages and related costs	2,086	(6,438)
Federal and state taxes payable	4,143	1,452
Deferred taxes	206	1,476

Net cash provided by operating activities	53,738	27,831

Cash flows from investing activities:
Purchase of property and equipment, net	(14,242)	(15,910)
Acquisitions of businesses, net of cash acquired	(6,446)	(4,765)
Net decrease (increase) in short-term investments	3,428	(1,297)
Net decrease (increase) long-term investment	498	(3)
Unrealized gain on investments	2	3

Net cash used in investing activities	(16,760)	(21,972)

Cash flow from financing activities:
Proceeds from long-term debt	-	39,362
Repayment of long-term debt	(12,862)	(6,622)
Notes receivable-related parties	2,860	11,469
Issuance of common stock	1,118	5,320
Reacquisition of common stock for treasury	(4,397)	(13,927)
Loans to discontinued operations	(27,288)	(35,101)

Net cash (used in) provided by financing activities	(40,569)	501

Net decrease in cash and cash equivalents	(3,591)	6,360

Effect of exchange rate on cash	290	(50)

Cash from discontinued operations	1,381	3,099

Cash and cash equivalents at beginning of period	11,920	19,498

Cash and cash equivalents at end of period	$ 10,000	$28,907

See notes to condensed consolidated financial statements.

SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.             GENERAL.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10‑Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the six months ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001. Certain line items in the prior year’s consolidated condensed financial statements have been reclassified to conform to the current year’s presentation.

2.             SUMMARY OF CRITICAL ACCOUNTING ESTIMATES.

Our critical accounting estimates are as follows:

Revenue Recognition.We recognize our revenue primarily from two sources: (i) product revenue, which includes sales from our radiopharmacies and (ii) services revenue, primarily from our imaging business. As described below, significant judgments and estimates must be used by management in connection with the revenue recognized in any period for the imaging business. Material differences may impact the amount of revenue recorded in any period if management judgments or estimates are significantly different than actual.

We provide imaging services to patients that generally have medical insurance through a governmental payor, managed care payor, or a commercial third-party payor.  Our medical imaging business, (see in note 3 below) has several hundred contracts.  These contracts can change or be amended frequently due to changes in the payors’ or governmental agencies’ reimbursement.  Additionally, as we acquired medical imaging centers, new contracts had to be entered into our computer systems.  Until these contracts have been updated in our systems, we need to make estimates about the anticipated contracted amounts that we would ultimately receive from all of our various payors.  This requires us to record estimates when recording imaging revenues based upon historical data and trends.   These estimates are continually evaluated and compared to actual reimbursements from the various payors to ensure that we have properly recorded revenues and appropriately adjusted for shifts in our payor mix.  Accordingly, these recorded revenues are based on current information available, but subject to estimation, which may lead to adjustments in future periods as actual reimbursement rates are determined.  Adjustments were made in these estimates in the second quarter of 2002 for contractual reimbursement rates of $2.4 million (note 3).

Estimating Valuation Allowances for Doubtful Accounts.The preparation of financial statements requires our management to make estimates and assumptions on the collectibility of our accounts receivable. Management specifically analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, aging of accounts and changes in payment terms when evaluating the adequacy of the allowance for doubtful accounts. Any changes in these estimates or assumptions could cause material differences in recorded allowances. During the second quarter of 2002 we increased our bad debt reserves for the imaging business in an amount of $7.0 million (note 3) to better reflect our current estimates of collectibility.

Valuation of Long-Lived Assets and Goodwill.  We assess the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;
•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
•	significant negative industry or economic trends; and
•	our market capitalization relative to net book value.

3.             DISCONTINUED OPERATIONS AND OTHER CHARGES.  During the second quarter of 2002, we decided to discontinue certain operations including our medical imaging business-CMI  (a separate segment for reporting purposes), certain overseas locations and the brachytherapy seeds manufacturing operations of the Pharmacy Services Business. We have recorded after tax charges in discontinued operations for severance, impairment of assets held for sale and other charges totaling $24.9 million or $0.93 per fully diluted share. Included in discontinued operations was a net after tax charge of $11.2 million or $0.42 per fully diluted share for additional provision for the allowance of uncollectible accounts and contractual allowances, system abandonment and severance expenses related to CMI. In addition, the discontinued operations includes a net after tax charge of $13.2 million, or $0.49 per fully diluted share, for the reorganization of international operations including severance related costs and impairment of assets held for disposal, and $0.5 million, or $0.02 per fully diluted share for abandonment of the brachytherapy seeds manufacturing operations of the Pharmacy Services Business. Offsetting these charges for the quarter and year to date, was net income after tax from these discontinued operations of $1.3 million, or $0.05 per fully diluted share for the three months ended June 30, 2002 and $1.9 million, or $0.07 per fully diluted share for the six months ended June 30, 2002. The net effect of these transactions were a loss of $0.88 per fully diluted share for the three months ended June 30, 2002 and $0.86 per fully diluted share for the six months ended June 30, 2002.

Included in continuing operations for the second quarter was a special charge to earnings of $5.0 million ($3.1 million net of tax or $0.11 per fully diluted share) related to the reorganization of the IT division, corporate severance for former executives and certain expenses related to the pending Cardinal Health, Inc. merger transaction.

The following represents income statement data from the discontinued operations:

Income statement data:

For Three Months Ended

For Six Months Ended

	6/30/2002	6/30/2001	6/30/2002	6/30/2001

Revenues	$40,157	$43,315	$ 82,063	$84,638
Costs and expenses	72,265	41,901	113,189	81,997

Operating income (loss)	(32,108)	1,414	(31,126)	2,641
Income tax expense (benefit)	(8,525)	557	(8,145)	1,039

Income (loss) from
discontinued operations	($23,583)	$ 857	($22,981)	$ 1,602

The assets, liabilities and stockholder’s equity of these discontinued operations have been included on the face of the balance sheet and consist of the following:

	June 30, 2002	December 31, 2001

Current assets	$ 68,673	$ 74,450
Property and equipment	96,046	90,552
Intangibles and goodwill	118,822	118,152

Total assets	$283,541	$283,154

Current liabilities	$ 34,114	$ 30,088
Long-term debt	163,397	175,531
Other liabilities	12,084	10,016
Stockholders equity	73,946	67,519

Total liabilities and equity	$283,541	$283,154

Approximately $94 million and $67 million at June 30, 2002 and December 31, 2001 respectively, of intercompany debt has been reclassified to stockholders equity for purposes of this footnote disclosure.

4.             MERGER AGREEMENT.  On June 14, 2002 we entered into an agreement and plan of merger with Cardinal Health Inc. (Cardinal Health) and its wholly owned subsidiary, Mudhen Merger Corp. Under the terms and subject to the conditions of the agreement, we will become a wholly owned subsidiary of Cardinal Health. The merger agreement provides for Syncor shareholders to receive 0.52 Cardinal Health shares for each Syncor share they own.  Pursuant to certain terms and conditions in the merger agreement, if the agreement is terminated we could be required to pay Cardinal Health termination fees ranging from $4,000,000 to $24,125,000. The obligation to pay, and the amount of such fees are based upon the circumstances relating to the termination.  The transaction is expected to be completed by the end of 2002, subject to the satisfaction of customary conditions, including Syncor shareholder approval.  Syncor’s shareholder meeting is expected to take place in the fall of 2002.

5.             NEW ACCOUNTING STANDARDS.  In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards SFAS No. 141, Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets.  SFAS requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, clarifies the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. SFAS No. 142, which was effective for fiscal years beginning after December 15, 2001, requires that ratable amortization of goodwill be replaced with periodic tests of goodwill impairment and that intangible assets, other than goodwill, which have determinable useful lives, be amortized over their useful lives. The Company has adopted these accounting standards effective January 1, 2002 and has determined in the transitional impairment analysis, that based upon the value of the proposed merger agreement and anticipated sales values of discontinued business assets that there has been no impairment. There were no adjustments to identifiable intangible assets’ useful lives or recorded balances as a result of the adoption of SFAS No.142. We will perform an annual impairment analysis of goodwill as required by SFAS No. 142.  The following is a reconciliation of net income and earnings per share between the amounts reported for the three and six months ended June 30, 2001 and the adjusted amounts reflecting these new accounting rules:

(Dollars in thousands, except per share data)	Three Months Ended, June 30, 2001	Six Months Ended June 30, 2001

Net income
Reported net income	$10,982	$21,189
Goodwill amortization (net of taxes)	929	1,847
Adjusted net income	$11,911	$23,036

Earnings per share: Basic
Reported	$ 0.44	$ 0.87
Goodwill	0.04	0.08
Adjusted earnings per share	$ 0.48	$ 0.95

Earnings per share: Diluted
Reported	$ 0.41	$ 0.78
Goodwill	0.03	0.07
Adjusted earnings per share	$ 0.44	$ 0.85

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion).  SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121.  SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).  Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill.  Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets.

The Company is required to adopt SFAS No. 144 no later than the year beginning after December 15, 2001.  Accordingly, the Company adopted SFAS No. 144 in the first quarter of 2002.  Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company’s financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121.  The provisions of SFAS No. 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.  The adoption of SFAS No. 144 impacted us as certain disposal groups qualified as discontinued operations and are presented accordingly in the accompanying condensed consolidated financial statements.

On August 16, 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred.  When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset.  Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.  The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.  We do not expect that the adoption of SFAS No. 143 will have a material impact on the Company's results from operations.

In April 2002, the FASB issued SFAS No. 145 Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections which requires that the extinguishment of debt not be considered an extraordinary item under Opinion 30 Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in Opinion 30. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 and upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in Opinion 30. The adoption of SFAS No. 145 is not expected to have a material impact on our financial position and results of operations.

On July 30, 2002, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework.  SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities.  SFAS No.146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged.  The Company does not expect that the adoption of SFAS No. 146 will have a material impact on its financial position or results from operations.

6.             COMPREHENSIVE INCOME (LOSS).  Other comprehensive income (loss) includes foreign currency translation adjustments and net unrealized gains and losses on investments in equity securities. Such amounts are as follows:

For the three months ended:

June 30, 2002

June 30, 2001

	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount

Foreign currency translation adjustments	$(1,232)	$-	$(1,232)	$82	$-	$82

Unrealized gains (losses) on investments:
Unrealized holding gains (losses)
arising during period	3	(1)	2	-	-	-

Other comprehensive income (loss)	(1,229)	(1)	(1,230)	82	-	82

Net income (loss)	(9,617)	(5,377)	(14,994)	17,166	(6,184)	10,982

Total comprehensive income (loss)	$(10,846)	$(5,378)	$(16,224)	$17,248	$(6,184)	$11,064

For the three months ended:

June 30, 2002

June 30, 2001

	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount

Foreign currency translation adjustments	$(1,163)	$-	$(1,163)	$(57)	$-	$(57)

Unrealized gains (losses) on investments:
Unrealized holding gains (losses)
arising during period	3	(1)	2	4	(1)	3

Other comprehensive income (loss)	(1,160)	(1)	(1,161)	(53)	(1)	(54)

Net income (loss)	7,741	(11,827)	(4,086)	34,734	(13,545)	21,189

Total comprehensive income (loss)	$(6,581)	$(11,828)	$(5,247)	$34,681	$(13,546)	$21,135

7.             SEGMENT INFORMATION.Syncor has identified two primary operating segments: U.S. Pharmacy Services and International Operations.  The third segment, which was the U.S. Medical Imaging Business, has been excluded from this segment presentation since the operations have been discontinued. The international locations and seeds manufacturing operations that have been discontinued have also been excluded from the segment presentation. Segment selection was based upon internal organizational structures, the process by which these operations are managed and evaluated, the availability of separate financial results, and materiality considerations. Segment detail is summarized as follows:

THREE MONTHS ENDED,
	June 30, 2002	June 30, 2001

U.S. Pharmacy Services Business

Revenues	$178,125	$137,633
Operating Income	$ 25,090	$ 20,722

International Operations

Revenues	$ 11,197	$ 6,744
Operating Income	$ 310	$ 112

Unallocated Corporate

Operating Loss	$ (11,603)	$ (3,977)

SIX MONTHS ENDED,
	June 30, 2002	June 30, 2001

U.S. Pharmacy Services Business

Revenues	$342,127	$270,840
Operating Income	$ 49,078	$ 40,977

International Operations

Revenues	$ 20,773	$ 13,630
Operating Income (Loss)	$ 417	$ (9)

Unallocated Corporate

Operating Loss	$ (17,858)	$ (7,367)

8.             NET INCOME PER SHARE.  Basic earnings per share (EPS) amounts are computed by dividing earnings applicable to common stockholders by the weighted average number of shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding.  Anti-dilutive outstanding stock options of 2,626,699 and 2,272,995 for the three months ended June 30, 2002 and 2001 and 2,658,616 and 2,262,901 for the six months ended June 30, 2002 and 2001, respectively have been excluded from the diluted calculation, respectively.

The reconciliation of the numerator and denominators of the basic and diluted earnings per share computations are as follows for the three and six months ended June 30, 2002 and 2001:

	THREE MONTHS ENDED,

June 30, 2002

June 30, 2001

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net income(loss):

Continuing Operations	8,589			10,125
Discontinued Operations	(23,583)			857

Basic EPS:		24,782		$10,982	24,766

Continuing Operations	8,589		$0.36			$0.41
Discontinued Operations	(23,583)		($0.95)			$0.03

Effect of Dilutive Stock Options		2,098			2,170

Diluted EPS:		26,880		$10,982	26,936

Continuing Operations	8,589		$0.32			$0.38
Discontinued Operations	(23,583)		($0.88)			$0.03

	SIX MONTHS ENDED,

June 30, 2002

June 30, 2001

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net income (loss):

Continuing Operations	18,895			19,587
Discontinued Operations	(22,981)			1,602

Basic EPS:		24,774			24,439

Continuing Operations	18,895		$0.76	19,587		$0.80
Discontinued Operations	(22,981)		($0.93)	1,602		$0.07

Effect of Dilutive Stock Options		2,012			2,569

Diluted EPS:		26,786		$21,189	27,008

Continuing Operations	18,895		$0.71	19,587		$0.73
Discontinued Operations	(22,981)		$0.86	1,602		$0.06

9.             NOTES RECEIVABLE-RELATED PARTIES.  We initiated a Senior Management Stock Purchase Plan effective June 16, 1998, pursuant to which our officers and key employees purchased shares of Syncor stock.  The shares were paid with a five-year interest bearing promissory note payable to us.  Interest on each note is payable on each anniversary date, with the entire outstanding principal and unpaid interest due on the fifth anniversary date.  As of June 30, 2002 we had eight employees with loans outstanding of $3.3 million, as compared to thirteen employees with $6.2 million outstanding at December 31, 2001.

10.           ACQUISITION OF BUSINESSES.  During the second quarter of 2002, we acquired a radiopharmacy for a purchase price of $4.0 million of which $3.5 million was allocated to goodwill and the remainder to other assets. In addition, we acquired a business, which provides health physics services to clinics and hospitals that handle radioactive materials for a purchase price of $0.6 million.

During the second quarter of 2001, we entered into a management service agreement with an oncology clinic in Brazil for an investment of $1.8 million.  In addition, we acquired a distributor and manufacturer of radiopharmaceuticals in Australia for a purchase price of $0.7 million plus the assumption of $0.2 million of debt.

Item 2.

SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
For the Six Months Ended June 30, 2002 and 2001

CRITICAL ACCOUNTING ESTIMATES

Our critical accounting estimates are as follows:

Revenue Recognition.We recognize our revenue primarily from two sources: (i) product revenue, which includes sales from our radiopharmacies and (ii) services revenue, primarily from our imaging business. As described below, significant judgments and estimates must be used by management in connection with the revenue recognized in any period for the imaging business. Material differences may impact the amount of revenue recorded in any period if management judgments or estimates are significantly different than actual.

We provide imaging services to patients that generally have medical insurance through a governmental payor, managed care payor, or a commercial third-party payor.  Our medical imaging business, (see in note 3 above) has several hundred contracts.  These contracts can change or be amended frequently due to changes in the payors’ or governmental agencies’ reimbursement.  Additionally, as we acquired medical imaging centers, new contracts had to be entered into our computer systems. Until these contracts have been updated in our systems, we need to make estimates about the anticipated contracted amounts that we would ultimately receive from all of our various payors.  This requires us to record estimates when recording imaging revenues based upon historical data and trends.   These estimates are continually evaluated and compared to actual reimbursements from the various payors to ensure that we have properly recorded revenues and appropriately adjusted for shifts in our payor mix.  Accordingly, these recorded revenues are based on current information available, but subject to estimation, which may lead to adjustments in future periods as actual reimbursement rates are determined.  Adjustments were made in these estimates in the second quarter of 2002 for contractual reimbursement rates of $2.4 million.

Estimating Valuation Allowances for Doubtful Accounts.The preparation of financial statements requires our management to make estimates and assumptions on the collectibility of our accounts receivable. Management specifically analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, aging of accounts and changes in payment terms when evaluating the adequacy of the allowance for doubtful accounts. Any changes in these estimates or assumptions could cause material differences in recorded allowances. During the second quarter of 2002 we increased our bad debt reserves for the imaging business in an amount of $7.0 million to better reflect our current estimates of collectibility.

Valuation of Long-Lived Assets and Goodwill.  We assess the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;
•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
•	significant negative industry or economic trends; and
•	our market capitalization relative to net book value.

NET SALES

Net sales increased 31.1%, or $44.9 million, to $189.3 million for the three months ended June 30, 2002 and increased 27.6%, or $78.4 million, to $362.9 million for the six months ended June 30, 2002. Both of our business segments had sales growth during the quarter.  U.S. Pharmacy Services revenue increase was primarily due to same store radiopharmacy growth.  The sales growth for International operations was primarily from acquisitions and growth in our Taiwan businesses.

	Revenues Three Months Ended June 30,
	2002	2001

U.S. Pharmacy Services Business	$178,125	$137,633
International Operations	11,197	6,744

Total	$189,322	$144,377

	Revenues Six Months Ended June 30,
	2002	2001

U.S. Pharmacy Services Business	$342,127	$270,840
International Operations	20,773	13,630

Total	$362,900	$284,470

U.S. Pharmacy Business

Net sales increased 29.4%, or $40.5 million, to $178.1 million for the three months ended June 30, 2002 and by 26.3%, or $71.3 million to $342.1 million for the six months ended June 30, 2002. This increase was driven primarily by increased sales of cardiology imaging agents.  For the three months ended June 30, 2002 sales related to cardiology imaging agents increased 16.3%, or $16.0 million, and by 14.3%, or $27.7 million for the six months ended June 30, 2002 both as a result of price and volume increases.  This business also had oncology sales increases of 50.8%, or $8.2 million for the three months ended June 30, 2002, and 38.8%, or $12.1 million for the six months ended June 30, 2002.  Acquisitions made during 2001 accounted for the remainder of the increase for this business during 2002.

International Operations

Net sales increased 66.0%, or $4.5 million, to $11.2 million for the three months ended June 30, 2002 and by 52.4%, or $7.1 million to $20.8 million for the six months ended June 30, 2002. Acquisitions accounted for the majority of the sales increase.  Net sales at our existing centers or facilities were slightly higher during the quarter and year to date primarily as a result of higher pharmacy sales in certain countries.  The Taiwan market did have higher same store sales, which increased 6% both for the quarter and year to date.

GROSS PROFIT

Gross profit increased 37.5%, or $16.5 million, to $60.6 million for the three months ended June 30, 2002 and by 34.0%, or $29.3 million to $115.6 million for the six months ended June 30, 2002.  Our consolidated gross profit margin as a percentage of sales improved to 32.0% for the three months ended June 30, 2002 as compared to 30.5% for the same period in 2001 and increased to 31.9% for the six months ended June 30, 2002 as compared to 30.3% for the same period in 2001. The increase for the quarter and year to date was driven by continued improvement in product mix, price increases, and operating efficiencies in our radiopharmacy network and increased margins from new businesses in the Pharmacy Services Business.

	Gross Profit Three Months Ended June 30,
	2002	2001

U.S. Pharmacy Services Business	$56,238	$41,240
International Operations	4,269	2,817

Total	$60,594	$44,057

	Gross Profit Six Months Ended June 30,
	2002	2001

U.S. Pharmacy Services Business	$107,791	$80,692
International Operations	7,807	5,584

Total	$115,598	$86,276

U.S. Pharmacy Business

Gross profit increased 36.6%, or $15.1 million, to $56.3 million for the three months ended June 30, 2002 and increased 33.6%, or $27.1 million, to $107.8 million for the six months ended June 30, 2002. Gross profit margin as a percentage of sales improved to 31.6% for the three months ended June 30, 2002 as compared to 30.0% for the same period in 2001 and improved to 31.5% for the six months ended June 30, 2002 as compared to 29.8% for the same period in 2001. This gross profit margin increase for the quarter and year to date was due primarily to improved margins associated with new businesses, such as the production and distribution of FDG (fluorodeoxyglucose), and higher margins associated with recent acquisitions.  These initiatives accounted for .9% of the overall margin increase on a year to date basis.  The remainder of the gross profit margin increase was the result of continued leveraging of our radiopharmacy network; we continue to successfully increase volumes without comparable increases in material, labor and delivery costs.

International Operations

Gross profit increased 51.5%, or $1.5 million, to $4.3 million for the three months ended June 30, 2002 and increased 39.8%, or $2.2 million, to $7.8 million for the six months ended June 30, 2002.  Our gross profit margin as a percentage of sales decreased to 38.1% for the three months ended June 30, 2002 compared to 41.8% for the same period in 2001 and decreased to 37.6% for the six months ended June 30, 2002 as compared to 41.0% for the same period in 2001. Margin growth at our existing radiopharmacy sites decreased in the quarter and year to date in 2002, which was offset by improving margins at imaging sites. Our margins were also reduced by acquired businesses, which have a lower margin than our existing businesses.

OPERATING, SELLING AND ADMINISTRATIVE EXPENSES

Operating, selling and administrative expenses increased 78.1%, or $18.4 million, to $42.0 million for the three months ended June 30, 2002 and increased by 64.0%, or $29.0 million to $74.4 for the six months ended June 30, 2002.  The ratio of these expenses to net sales for the quarter was 22.2% compared to 16.3% for the same period in 2001. For the six months ended June 30, 2002 the ratio was 20.5% compared to 15.9% for the comparable period in 2001. Acquisitions in the Radiopharmacy Business caused the majority of the increase.  In addition, we incurred higher Corporate costs primarily from increased IT costs associated with new systems and increased telecommunications expenses. The unallocated corporate expenses include $5.0 million in costs associated with certain severance agreements and costs associated with the proposed merger agreement with Cardinal Health Inc. Also included in these unallocated corporate expenses are certain incentive bonuses, which have increased in 2002 as compared to the prior year period.

	Operating, Selling and Administrative Expenses
	Three Months Ended June 30,
	2002	2001

U.S. Pharmacy Services Business	$28,931	$18,907
International Operations	3,213	2,103
Unallocated Corporate	9,864	2,574

Total	$42,008	$23,584

	Operating, Selling and Administrative Expenses
	Six Months Ended June 30,
	2002	2001

U.S. Pharmacy Services Business	$54,153	$36,579
International Operations	5,830	4,114
Unallocated Corporate	14,376	4,659

Total	$74,359	$45,352

U.S. Pharmacy Business

Operating, selling and administrative costs increased 53.0%, or $10.0 million, to $28.9 million for the three months ended June 30, 2002 and increased 48.0%, or $17.6 million, to $54.2 million for the six months ended June 30, 2002.  The quarter and year to date increase was due primarily to increased costs associated with acquired businesses, which accounted for $4.0 million of this increase for the three months and $7.4 million for the six months ended June 30, 2002. Costs associated with opening new FDG production facilities (cyclotrons), used in the production of FDG, accounted for an additional $0.9 million for the three months and $2.3 million for the six months ended June 30, 2002.  The remainder of the increase is the result of increased costs in our radiopharmacy network, due to increased volumes and growth.  As a percentage of sales, operating, selling and administrative expenses increased from 13.5% in 2001 to 15.8% in 2002 for the six months ended June 30, 2002.

International Business

Operating, selling and administrative expenses increased 52.8%, or $1.1 million, to $3.2 million for the three months ended June 30, 2002 and increased 41.7%, or $1.7 million, to $5.8 million for the six months ended June 30, 2002. These expenses increased primarily as a result of new businesses and start-up centers. As a percentage of sales, these expenses decreased from 30.2% in 2001 to 28.1% in 2002.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased 32.4%, or $1.2 million, to $4.8 million for the three months ended June 30, 2002 and increased 31.1%, or $2.3 million, to $9.6 million for the six months ended June 30, 2002. The majority of the increase both for the quarter and year to date was attributable to our pharmacy services business, primarily in new FDG production facilities and new businesses, with an increase of $0.7 million for six months ended June 30, 2002 and $1.5 million for the six months ended June 30, 2002. Depreciation also increased for our corporate operations, primarily for new IT systems costs with an increase of $0.3 million for the three months ended June 30, 2002 and $0.7 million for the six months ended June 30, 2002. The prior year expenses included goodwill amortization of $1.5 million for the three months ended June 30, 2002 and $3.1 million for the six months ended June 30, 2002.

Depreciation and Amortization

	Three Months Ended June 30,
	2002	2001

U.S. Pharmacy Services Business	$2,391	$1,658
International Operations	746	602
Unallocated Corporate	1,652	1,356

Total	$4,789	$3,616

Depreciation and Amortization

	Six Months Ended June 30,
	2002	2001

U.S. Pharmacy Services Business	$4,670	$3,190
International Operations	1,560	1,479
Unallocated Corporate	3,372	2,654

Total	$9,602	$7,323

ACQUISITION OF BUSINESSES

During the second quarter of 2002, we acquired a radiopharmacy for a purchase price of $4.0 million of which $3.5 million was allocated to goodwill and the remainder to other assets. In addition, we acquired a business, which provides health physics services to clinics and hospitals that handle radioactive materials for a purchase price of $0.6 million.

During the second quarter of 2001, we entered a management service agreement with an oncology clinic in Brazil for an investment of $1.8 million.  In addition, we acquired a distributor and manufacturer of radiopharmaceuticals in Australia for a purchase price of $0.7 million plus the assumption of $0.2 million of debt.

LIQUIDITY AND CAPITAL RESOURCES

We had cash, cash equivalents and investments of $18.1 million at June 30, 2002 compared to $29.5 million at December 31, 2001. Total debt was $207.5 million at June 30, 2002 compared to $226.7 million at December 31, 2001, a reduction of $19.2 million. We had a positive cash flow from operations of $45.5 million during the first six months of 2002.  We used a portion of this cash flow to pay down debt balances. Working capital decreased to $75.1 million from $115.7 million at December 31, 2001 primarily due to increased accruals for severance related charges in continuing and discontinued operations and asset write downs for anticipated losses on the sale of discontinued operations.

On January 17, 2002, we completed an asset securitization agreement using the trade receivables as collateral. At June 30, 2002, we had $64.3 million extended on this $65 million agreement. In addition, we had borrowings of $88.0 million outstanding on our $167.5 million credit line. Based upon our current acquisition and capital plans we believe we have sufficient resources available to fund our 2002 capital needs.

As further described in note 4, if the merger agreement is terminated, we could be required to pay Cardinal Health termination fees ranging from $4.0 million to $24.1 million.  If this obligation becomes payable, we expect to pay such amounts using our borrowing capacity under our existing credit agreements.

FORWARD LOOKING STATEMENT

Except for the historical information and discussions contained herein, statements contained in this Report on Form 10-Q may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including: our pending acquisition by Cardinal Health; changes in the regulation of the healthcare industry at either or both of the federal and state levels; changes or delays in reimbursement for our services by governmental or private payers; our failure to continue to develop and market new products and services and to keep pace with technological change; competitive pressures; failure to obtain or protect intellectual property rights; quarterly fluctuations in revenues and volatility of our stock price; our ability to attract and retain key personnel; currency risks; dependence on certain suppliers; our ability to successfully manage acquisitions and alliances; legal, political and economic changes; and other risks, uncertainties and factors discussed  in the "Risk Factors" section in the Annual Report on Form 10-K for December 31, 2001 and elsewhere herein, in our other filings with the SEC or in materials incorporated by reference.  Given these uncertainties, undue reliance should not be placed on such forward-looking statements.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest income earned on our investment portfolio is affected by changes in the general level of U.S. interest rates. Our line of credit borrowings effectively bear interest at variable rates and therefore, changes in U.S. interest rates affect interest expense incurred thereon. Changes in interest rates do not affect interest expense incurred on our fixed rate debt. There have been no significant changes in the debt instruments from the table as filed in the annual report on Form 10-K at December 31, 2001.

SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 17, 2002, the Company held its annual meeting of stockholders.  Three proposals were presented to the stockholders for their approval.  The following summarizes the proposals and the results of the voting:

1.	Election of Directors

The first proposal was to elect Monty Fu, Dr. Henry N. Wagner, Jr., and Ronald A. Williams as directors for additional three-year terms. The stockholders voted to re-elect the three directors:

	FOR	WITHHOLD

Monty Fu	17,705,763	4,024,255
Dr. Henry N. Wagner, Jr.	17,709,217	4,029,801
Ronald A. Williams	17,701,951	4,028,067

2.	Selection of Independent Auditors

The second proposal was to ratify the selection of KPMG LLP as the Company’s independent auditors for the 2002 fiscal year. The stockholders ratified the selection:

FOR	AGAINST
20,010,594	1,719,424

3.	The third proposal was to approve the Employee Stock Purchase Plan. The stockholders approved the Plan:

FOR	AGAINST
19,657,794	2,072,224

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	10.	Material Contracts

		10.1	Syncor International Corporation Corporate Officers Incentive Plan for 2002

		10.2	Amendment to Stock Incentive Plans of Syncor International Corporation, effective as of March 22, 2002

10.3

Agreement and Plan of Merger, dated June 14, 2002, by and among Cardinal Health, Inc., Mudhen Merger Corp., and the Company, filed as Exhibit 2.1 to the Form 8-K filed June 21, 2002, and incorporated herein by reference.

10.4

First Amendment to Rights Agreement, dated as of June 14, 2002, between the Company and American Stock Transfer & Trust Company as Rights Agent, filed as Exhibit 2.2 to the Form 8-A/A filed June 19, 2002, and incorporated herein by reference.

		10.5	Syncor International Corporation Employee Stock Purchase Plan, effective January 1, 2003, filed as Appendix I to the Proxy Statement filed April 29, 2002 and incorporated herein by reference.

	11.	Statement re: Computation of Per Share Earnings

Computation can be clearly determined from the material contained in Part I of this Form 10-Q.

	99.	Additional Exhibits

		99.1	Certification of CEO and CFO Regarding Quarterly Report on Form 10-Q.

(b)	Reports on Form 8-K filed in the Quarter Ended June 30, 2002

Form 8-K, filed on June 21, 2002 (Items 5 and 7), disclosing the Company’s entering into an Agreement and Plan of Merger, dated June 14, 2002, by and among the Company, Cardinal Health, Inc., and Mudhen Merger Corp., the Support/Voting Agreements entered into between Cardinal Health and Monty Fu and Robert G. Funari, the text of a joint press release issued by the Company and Cardinal Health regarding the Agreement and Plan of Merger, and the text of a press release by the Company announcing its intention to sell its Comprehensive Medical Imaging division and that it intended to take a charge relating to certain imaging assets, the reorganization of its international operations and other operating charges.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Syncor International Corporation
(Registrant)

August 14, 2002	By: /s/ William P. Forster
William P. Forster
Senior Vice President and Chief Financial Officer
(Principal Financial/Accounting Officer)

Exhibit 10.1

CORPORATE OFFICERS INCENTIVE PLAN

OVERVIEW FOR JACK COFFEY, SHEILA COOP AND LEWIS TERRY
The Corporate Officers Incentive Plan is designed to support organizational achievements and focus performance towards overall Syncor Earnings Per Share and Return on Invested Capital as well as achievements in your area of responsibilities through the use of Individual Incentive Plan Objectives (IIPO's).

Plan Triggers
A trigger is a goal that must be met to activate a payout under the plan. The triggers for this plan are:

*	Syncor Earnings per Share (EPS)
*	Return on Invested Capital (ROIC)

Target Incentive
Your incentive target opportunity through the 2002 Corporate Officer Incentive Plan is:

*	50%

Incentive Plan Components	Component	Weighting
The target incentive is divided into two components. Each plan component is weighted as a percentage of your overall incentive opportunity. The components and weighting factors for the Corporate Officer Plan are shown to the right:	Financials	70%
	IIPO	30%

70% of the financial component is based on EPS and 30% is based on ROIC.

Individual Performance Thresholds
Each incentive plan component has a minimum performance threshold that must be met before a payout is made for that component:

*	100% minimum achievement on financial goals
*	80% minimum achievement of IIPO's

Overachievement
This plan includes overachievement opportunity for IIPOs. If you exceed your goals, you are eligible to receive an incentive payout based on the percentage of overachievement.

*	For example, if you overachieve on the IIPO component by 10%, you will receive an additional 10% for that component.
*	You can receive additional payouts up to a maximum of 150% of the IIPO component. There is no overachievement opportunity for the financial portion of the plan.*

Calculation of Incentive Payment

The calculations assume all triggers have been met.
Each component is calculated independently to determine the total incentive payout.

Below is a sample calculation for a Corporate Officer with a base salary of $200,000 and an incentive target of 50% ($100,000). He or she achieves 100% of their financial goals and 110% on their IIPO's.

Target Opportunity x Component Weighting x Performance = Total Payout

*(overachievement on IIPO's only)

Component	Target	Weighting	Performance	Payout
Financial	$70,000	70%	100%	$70,000
IIPO	$30,000	30%	110%	$33,000
Total Payout				$103,000

OVERVIEW FOR WILLIAM FORSTER
The Corporate Officers Incentive Plan is designed to support organizational achievements and focus performance towards overall Syncor Earnings Per Share and Return on Invested Capital as well as achievements in your area of responsibilities through the use of Individual Incentive Plan Objectives (IIPO's).

Plan Triggers
A trigger is a goal that must be met to activate a payout under the plan. The triggers for this plan are:

*	Syncor Earnings per Share (EPS)
*	Return on Invested Capital (ROIC)

Target Incentive
Your incentive target opportunity through the 2002 Corporate Officer Incentive Plan is:

*	75%

Incentive Plan Components	Components	Weighting
The target incentive is divided into two components. Each plan component is weighted as a percentage of your overall incentive opportunity. The components and weighting factors for the Corporate Officer Plan are shown to the right:	Financials	70%
	IIPO	30%

70% of the financial component is based on EPS and 30% is based on ROIC.

Individual Performance Thresholds
Each incentive plan component has a minimum performance threshold that must be met before a payout is made for that component:

*	100% minimum achievement on financial goals
*	80% minimum achievement of IIPO's

Overachievement
This plan includes overachievement opportunity for IIPOs. If you exceed your goals, you are eligible to receive an incentive payout based on the percentage of overachievement.

*	For example, if you overachieve on the IIPO component by 10%, you will receive an additional 10% for that component.
*	You can receive additional payouts up to a maximum of 150% of the IIPO component. There is no overachievement opportunity for the financial portion of the plan.*

Calculation of Incentive Payment

The calculations assume all triggers have been met.
Each component is calculated independently to determine the total incentive payout.

Below is a sample calculation for a Corporate Officer with a base salary of $200,000 and an incentive target of 50% ($100,000). He or she achieves 100% of their financial goals and 110% on their IIPO's.

Target Opportunity x Component Weighting x Performance = Total Payout

*(overachievement on IIPO's only)

Component	Target	Weighting	Performance	Payout
Financial	$70,000	70%	100%	$70,000
IIPO	$30,000	30%	110%	$33,000
Total Payout				$103,000

OVERVIEW FOR MONTY FU
The Corporate Officers Incentive Plan is designed to support organizational achievements and focus performance towards overall Syncor Earnings Per Share and Return on Invested Capital as well as achievements in your area of responsibilities through the use of Individual Incentive Plan Objectives (IIPO's).

Plan Triggers
A trigger is a goal that must be met to activate a payout under the plan. The triggers for this plan are:

*	Syncor Earnings per Share (EPS)
*	Return on Invested Capital (ROIC)

Target Incentive
Your incentive target opportunity through the 2002 Corporate Officer Incentive Plan is:

*	70%

Incentive Plan Components	Component	Weighting
The target incentive is divided into two components. Each plan component is weighted as a percentage of your overall incentive opportunity. The components and weighting factors for the Corporate Officer Plan are shown to the right:	Financial	80%
	IIPO	20%

70% of the financial component is based on EPS and 30% is based on ROIC.

Individual Performance Thresholds
Each incentive plan component has a minimum performance threshold that must be met before a payout is made for that component:

*	100% minimum achievement on financial goals
*	80% minimum achievement of IIPO's

Overachievement
This plan includes overachievement opportunity for IIPOs. If you exceed your goals, you are eligible to receive an incentive payout based on the percentage of overachievement.

*	For example, if you overachieve on the IIPO component by 10%, you will receive an additional 10% for that component.
*	You can receive additional payouts up to a maximum of 150% of the IIPO component. There is no overachievement opportunity for the financial portion of the plan.*

Calculation of Incentive Payment

The calculations assume all triggers have been met.
Each component is calculated independently to determine the Total Incentive Payout.

Below is a sample calculation for a Corporate Officer with a base salary of $340,000 and an incentive target of 70% ($238,000). He or she achieves 100% of their financial goals and 110% of their IIPO's.

Target Opportunity x Component Weighting x Performance = Total Payout

*(overachievement on IIPO's only)

Component	Target	Weighting	Performance	Payout
Financial	$190,400	80%	100%	$190,400
IIPO	$47,600	20%	110%	$52,360
Total Payout				$242,760

OVERVIEW FOR ROBERT FUNARI
The Corporate Officers Incentive Plan is designed to support organizational achievements and focus performance towards overall Syncor Earnings Per Share and Return on Invested Capital as well as achievements in your area of responsibilities through the use of Individual Incentive Plan Objectives (IIPO's).

Plan Triggers
A trigger is a goal that must be met to activate a payout under the plan. The triggers for this plan are:

*	Syncor Earnings per Share (EPS)
*	Return on Invested Capital (ROIC)

Target Incentive
Your incentive target opportunity through the 2002 Corporate Officer Incentive Plan is:

*	85%

Incentive Plan Components	Component	Weighting
The target incentive is divided into two components. Each plan component is weighted as a percentage of your overall incentive opportunity. The components and weighting factors for the Corporate Officer Plan are shown to the right:	Financial	80%
	IIPO	20%

70% of the financial component is based on EPS and 30% is based on ROIC.

Individual Performance Thresholds
Each incentive plan component has a minimum performance threshold that must be met before a payout is made for that component:

*	100% minimum achievement on financial goals
*	80% minimum achievement of IIPO's

Overachievement
This plan includes overachievement opportunity for IIPOs. If you exceed your goals, you are eligible to receive an incentive payout based on the percentage of overachievement.

*	For example, if you overachieve on the IIPO component by 10%, you will receive an additional 10% for that component.
*	You can receive additional payouts up to a maximum of 150% of the IIPO component. There is no overachievement opportunity for the financial portion of the plan.*

Calculation of Incentive Payment

The calculations assume all triggers have been met.
Each component is calculated independently to determine the Total Incentive Payout.

Below is a sample calculation for a Corporate Officer with a base salary of $340,000 and an incentive target of 70% ($238,000). He or she achieves 100% of their financial goals and 110% of their IIPO's.

Target opportunity x Component Weighting x Performance = Total Payout

*(overachievement on IIPO's only)

Component	Target	Weighting	Performance	Payout
Financial	$190,400	80%	100%	$190,400
IIPO	$47,600	20%	110%	$52,360
Total Payout				$242,760

OVERVIEW FOR RODNEY BOONE
The Corporate Officers Incentive Plan is designed to support organizational achievements and focus performance towards overall Syncor Earnings Per Share and Return on Invested Capital as well as achievements in your area of responsibilities through the use of Individual Incentive Plan Objectives (IIPO's).

Plan Triggers
A trigger is a goal that must be met to activate a payout under the plan. The triggers for this plan are:

*	Syncor Earnings per Share (EPS)
*	Return on Invested Capital (ROIC)

Target incentive
Your incentive target opportunity through the 2002 Corporate Officer Incentive Plan is:

*	75%

Incentive Plan Components	Component	Weighting
The target incentive is divided into two components. Each plan component is weighted as a percentage of your overall incentive opportunity. The components and weighting factors for the Corporate Officer Plan are shown to the right:	Financial	80%
	IIPO	20%

70% of the financial component is based on EPS and 30% is based on ROIC.

Individual Performance Thresholds
Each incentive plan component has a minimum performance threshold that must be met before a payout is made for that component:

*	100% minimum achievement on financial goals
*	80% minimum achievement of IIPO's

Overachievement
This plan includes overachievement opportunity.

*

If you exceed your IIPO goals you are eligible to receive an additional incentive payout based on the level of overachievement (up to a maximum of 150% of the target for the component). For example, if you overachieve on your goals by 10% you will receive an additional 10% of your target incentive for the IIPO component.

*

In addition, Division Presidents have an opportunity to receive overachievement based on their financial results. To be eligible for the overachievement, you must overachieve on the financial results for your area of responsibility. A pool is created with thirty percent of earnings generated over the EPS target. This pool will be distributed to the Division President proportionate to their division financial overachievement to plan up to 200% of their incentive target. In the example shown the pool is $200,000.

		Line Officer One	Line Officer Two
	Target Incentive Level	75%	75%
	Overachievement Level	10%	20%
	Proportionate Pool Allocation	33%	67%
	Overachievement Dollars	$66,000	$134,000

Calculation of Incentive Payment

The calculations assume all triggers have been met. Each component is calculated independently.

Below is a sample calculation for an Officer with a base salary of $280,000 and an incentive target of 75% ($210,000).

Target Opportunity x Component Weighting x Performance = Total Payout

Component	Target	Weighting	Performance	Payout
Financial	$168,000	80%	110%	$168,000
Overachievement Pool				$66,000
IIPO	$42,000	20%	110%	$46,200
Total Payout				$280,200

Exhibit 10.2

AMENDMENT
TO STOCK INCENTIVE PLANS
OF SYNCOR INTERNATIONAL CORPORATION

            This AMENDMENT TO STOCK INCENTIVE PLANS OF SYNCOR INTERNATIONAL CORPORATION (this "Amendment") is made as of March 22, 2002, and amends the stock incentive plans described below of Syncor International Corporation, a Delaware corporation (the "Company").

            WHEREAS, on March 22, 2002, the Board of Directors of the Company passed resolutions to amend various stock incentive plans of the Company to extend the period during which a stock option can be exercised upon an optionee's retirement, disability or death;

            NOW THEREFORE, the stock incentive plans of the Company listed below are hereby amended as follows:

1.

This Amendment affects the following stock incentive plans (collectively, the "Plans"):  the 1990 Master Stock Incentive Plan (the "1990 Plan"), the 2000 Master Stock Incentive Plan (the "2000 Plan"), the Universal Performance Equity Participation Plan (the "Universal Plan"), and the New Employee Stock Option Plan (the "New Employee Plan").

2.	The definition of "Retirement" under the Plans is hereby deleted in its entirety, and in replacement thereof shall be the following definition:

"Retirement" shall mean voluntary retirement from employment with the Company at age 55 with at least 10 years of service, or at age 62."

3.

The Plans are hereby amended such that upon an optionee's Retirement, he or she shall have until (a) five years after the date of Retirement or (b) the expiration of the original term of such employee's option, whichever date occurs first, to exercise a stock option granted under the Plans.  During such period after Retirement, any stock option shares that have not vested as of the date of Retirement shall continue to be eligible for future vesting in accordance with the vesting schedule for such stock option.  The foregoing amendment will be effective for all stock options granted on or after March 22, 2002, and for all stock options granted before March 22, 2002 that are "underwater" as of March 22, 2002 (i.e., those stock options with an exercise price of greater than $27.21).  The foregoing amendment does not amend stock options granted before March 22, 2002 that are "in-the-money" as of March 22, 2002 (i.e., those stock options with an exercise price equal to or less than $27.21); provided, however, that the Board shall have discretion to so amend such in-the-money options at such time when those options become underwater.

4.

The Plans are hereby amended such that if a non-employee director ceases to be a director for the Company at age 55 with at least 10 years of service or at age 62 (in either case, the "Cessation Date"), he or she shall have until (a) five years after the Cessation Date or (b) the expiration of the original term of such director's option, whichever date occurs first, to exercise a stock option granted under the Plans.  During such period after the Cessation Date, any stock option shares that have not vested as of the Cessation Date shall continue to be eligible for future vesting in accordance with the vesting schedule for such stock option. The foregoing amendment will be effective for all stock options granted to non-employee directors on or after March 22, 2002, and for all stock options granted to non-employee directors before March 22, 2002 that are "underwater" as of March 22, 2002.  The foregoing amendment does not amend stock options granted before March 22, 2002 that are "in-the-money" as of March 22, 2002.

5.

The Plans are further amended such that upon an optionee's death or Total Disability, the optionee or the optionee's estate, as the case may be, shall have until (a) three years after the optionee's death or Total Disability or (b) the expiration of the original term of such optionee's option, whichever date occurs first, to exercise a vested stock option granted under any of the Plans.  Any stock option shares that have not vested as of the date of death or Total Disability, shall be terminated and shall not be eligible for future vesting.  The foregoing amendment will be effective for all stock options granted on or after March 22, 2002 and all stock options granted before March 22, 2002 that are underwater as of March 2002.  The foregoing amendment does not amend stock options granted before March 22, 2002 that are in-the-money as of March 22, 2002; provided, however, that the Board shall have discretion to so amend such in-the-money options at such time when those options become underwater.

Exhibit 99.1

Certification of CEO and CFO
Regarding Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2002

            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350, as adopted), Robert G. Funari, Chief Executive Officer of Syncor International Corporation (the "Company"), and William P. Forster, Chief Financial Officer of the Company, hereby certify that, to the best of their knowledge,

1.

The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002 (the "Covered Report"), which this Certification accompanies, fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Covered Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by the Covered Report and results of operations of the Company for the period covered by the Covered Report.

Dated:  August 14, 2002

/s/ Robert G. Funari
Robert G. Funari
President and Chief Executive Officer

/s/ William P. Forster
William P. Forster
Sr. Vice President and Chief Financial Officer

This certification accompanies the Report pursuant to §906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of §18 of the Securities Exchange Act of 1934, as amended.