Form 10-K/A
period 2001-12-31
SYNCOR INTERNATIONAL CORP /DE/
filed 2002-10-11
CIK 202763

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________________________________________________

FORM 10-K/A-1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

______________________________________________________

For the Fiscal Year Ended December 31, 2001

Commission File Number 0-8640

SYNCOR INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	85-0229124
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6464 Canoga Avenue, Woodland Hills, California	91367-2407
(Address of principal executive offices)	(Zip Code)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement for Registrant’s Annual Meeting of Stockholders on June 17, 2002, are incorporated by reference into Part III of this report.

SYNCOR INTERNATIONAL CORPORATION

TABLE OF CONTENTS

FORM 10-K ANNUAL REPORT

December 31, 2001

EXPLANATORY NOTE

On June 14, 2002, Syncor International Corporation entered into an agreement and plan of merger with Cardinal Health, Inc. and its wholly-owned subsidiary, Mudhen Merger Corp., pursuant to which Mudhen Merger Corp. will merge into Syncor and we will become a wholly-owned subsidiary of Cardinal Health upon the satisfaction of various conditions, including approval of the merger agreement by our stockholders.  Also, on June 14, 2002, we announced our decision to discontinue certain of our operations, including: our U.S. medical imaging business operated under our subsidiary, Comprehensive Medical Imaging, Inc. (previously a separate segment for reporting purposes); certain overseas locations; and our brachytherapy seeds manufacturing operations.  The merger agreement requires the filing of a proxy statement, which will incorporate by reference our Form 10-K for the year ended December 31, 2001.  Since the Form 10-Q for the quarter ended June 30, 2002 reflected the discontinued operations, the Form 10-K as originally filed by us on April 1, 2002 needs to be restated to reflect discontinued operations.  Accordingly, we are filing this Form 10-K/A-1 to reflect discontinued operations for all periods presented.

This Form 10-K/A-1 also includes certain additional disclosures required by the Staff of the Securities and Exchange Commission.  We are also filing with this Form 10-K/A-1, as Exhibit 99.1, the Certification of CEO and CFO required by Section 906 of the Sarbanes-Oxley Act of 2002.

PART I

Item 1.     BUSINESS.

Overview

We are a provider of specialty services and products used in the diagnosis, treatment and management of heart disease, cancer and other disorders.  We are the nation’s leading provider of radiopharmacy services.

Our 130 domestic radiopharmacies serve hospitals, medical clinics and medical imaging centers in 48 states and supply more than 50% of the U.S. market for these specialized services.  We also own or operate 15 radiopharmacies in 10 foreign countries and in Puerto Rico.  Our radiopharmacies compound, dispense and distribute patient-specific radiopharmaceutical prescriptions, or unit doses, used in nuclear diagnostic imaging procedures.  We also distribute radiopharmaceuticals in bulk for manufacturers.

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

Our primary products are cardiology imaging agents used in diagnosing heart problems.  In 2001, sales of Cardiolite® represented an estimated 58% of sales of all cardiac imaging agents in the U.S. and 53.4% of our total sales from continuing operations.

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

Our other principal radiopharmacy products include Thallium, a generic cardiac imaging agent, which accounted for 8.2% of our net sales in 2001 from continuing operations.  No other product constitutes more than 1.8% of our net sales from continuing operations.

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

We have other businesses that complement our radiopharmacy services business.  We provide radiology technical staff on a temporary or full-time basis to hospitals, radiology clinics, nuclear cardiology clinics and physician offices in over thirty markets nationwide.  On August 1, 2001, we acquired Inovision Radiation Measurements, LLC and its affiliate, Victoreen, LLC, both of which now operate as Syncor Radiation Management, LLC.  As a result of the acquisition, we now manufacture and supply radiation measurement equipment and related accessories used by nuclear medicine departments, radiopharmacies and other businesses that handle radioactive materials.  On August 31, 2001, we acquired InteCardia, Inc., a provider of cardiovascular services through the operation of a state-of-the-art cardiac diagnostic facility that offers outpatient cardiac catheterization, nuclear cardiology and echocardiography.  InteCardia also offers nuclear cardiology groups with full turnkey services, including the provision of imaging and cardiac stress equipment and nuclear medicine technologists.  Overseas, we also own or operate 18 medical imaging centers in four foreign countries.  Our foreign medical imaging centers include two catheterization labs.

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

                Customers

We provide radiopharmacy services and products to hospitals, medical centers and medical imaging clinics in 48 states in the U.S., Puerto Rico and 10 foreign countries.  Our principal radiopharmacy service customers are:

            *          corporate account customers such as group purchasing organizations, or GPOs;

            *          local independent hospitals and medical clinics; and

            *          community-based, multiple-facility integrated healthcare networks, or IHNs.

Corporate account customers, either GPOs or proprietary multi-hospital groups, negotiate contracts on behalf of IHNs, independent hospitals, and clinics.  These contracts are multi-year contracts, although certain contracts have clauses that permit the GPO or multi-hospital group to cancel the contract if certain conditions occur. We estimated that we have 1,165 customers committed under a national or regional contract. Sales to members or affiliates of our corporate account customers were approximately $225 million in 2001, representing nearly 38% of our net sales from continuing operations, compared to approximately $187 million, or nearly 36% of our net sales in 2000 from continuing operations.  Our largest corporate account customers include AmeriNet  Inc. and Health Trust Purchasing Group (formerly Columbia/HCA).  In 2001, sales to AmeriNet and Health Trust represented 13% and 8%, respectively, of our net sales from continuing operations.  No other corporate account customer accounts for as much as 5% of our net sales from continuing operations.

We also have customers that are affiliated with GPOs that do not have contracts with us.  Sales to these customers were approximately $191 million in 2001, representing nearly 32% of our net sales from continuing operations, compared to approximately $168 million, or 32.5% of our net sales in 2000 from continuing operations.  No customers in this sales category accounted for as much as 5% of our net sales.

Despite the fact that the majority of IHNs and hospitals hold membership or are affiliated with a GPO or proprietary multi-hospital group, some IHNs and local independent hospitals choose not to participate in a national agreement.  Our sales to these customers were approximately $133 million in 2001, representing nearly 22.2% of our net sales from continuing operations.  This compares to $104 million, representing 20.1% of our net sales in 2000 from continuing operations.  No local independent hospital or clinic accounted for as much as 5% of our net sales from continuing operations.

                Sales and Marketing

We market and sell our radiopharmacy services and products and services in the U.S. directly through a dedicated sales force of more than 100 national and regional sales and marketing personnel.  Our sales and marketing personnel are responsible for developing and managing customer relationships and for communicating the benefits of working with Syncor.  To maintain a highly effective local presence, our field sales force works closely with local radiopharmacy managers to ensure that our customers’ expectations are met on a daily basis.  We also have individuals dedicated to targeting and managing contracts with multi-hospital groups, including GPOs, proprietary hospital systems, and multi-hospital alliances.  In addition, we have a specialty sales team designed to increase our sales in new areas separate from traditional nuclear medicine, such as PET.

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

Government Regulation

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

We are also subject to the Federal fraud and abuse laws governing provider and supplier relationships with Federal healthcare programs, including Medicare and Medicaid.  One such law, the Federal Anti-Kickback Statute, prohibits payments made in exchange for referral of items or services covered by Federal health care programs, including Medicare and Medicaid.  This law is extremely broad.  It prohibits fraudulent claims, kickbacks, rebates and bribes, as well as payment of any form of remuneration, in cash or in kind, in return for referrals of business paid for by Federal health care programs.  Also prohibited are any payments made to those in a position to recommend purchasing, leasing, or ordering any goods, services, or items for which payment may be made under Federal health care programs.  Failure to comply with the Anti-Kickback Statute can result in a felony conviction, imprisonment, significant fines, and exclusion from the Medicare and Medicaid programs.

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

Patents, Trademarks, and Licenses

We own a number of trademarks and patents, including patent rights to our SECURE® Safety Insert System and our family of radiopharmaceutical delivery systems known as “Pigs.”  SECURE® Safety Inserts is a registered trademark of ours, and NeRD™, NucLink™, PETPig™, Piglet™, Piglet2™, PharmaSeed™, SYNtrac™ and UDM™ are trademarks of ours.

We license our SYNtrac™, UDM™ and NucLink™ systems to our customers to assist in the management of their nuclear medicine departments and to facilitate electronic communication between our radiopharmacies and customers.

We believe that our trademarks, patents and licenses are important contributors to our ability to differentiate our radiopharmacy services from those of our competitors and build mutually beneficial long-term customer relationships.

Medical Imaging Business

During the second quarter of 2002, we announced that we are discontinuing our medical imaging business operated by our subsidiary, Comprehensive Medical Imaging, Inc. (CMI), which we had historically presented as a separate segment for reporting purposes.  The purpose of this section is to provide our investors with information relating to this discontinued operation as of December 31, 2001.

We own or operate 65 free-standing outpatient medical imaging centers organized in clusters located primarily in Arizona, California, Florida and Texas. Each cluster offers a full complement of medical imaging services, including MRI, CT imaging, X-ray, ultrasound, mammography, and fluoroscopy.

Thirty-four of our centers offer only MRI services, and the remaining 31 centers offer one or more of the different types of imaging services, including 4 centers that offer PET imaging.  At each of our centers, we schedule patient imaging procedures specified by the referring physician and record all patient insurance and billing information.  The scheduled imaging procedures are performed by our medical technologists under the supervision of licensed radiologists who perform their services on an independent contractor basis.  The radiologists consult with referring physicians regarding the nature of the medical imaging procedures that are performed by our medical technologists and interpret the medical images.

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

Our medical imaging net sales depend to a large extent upon the acceptance of outpatient diagnostic imaging procedures as covered benefits under various third-party payor programs.  In order to be reimbursed for these services, payment must be approved by private insurers or Medicare and Medicaid programs.  In 2001, Medicare and Medicaid accounted for approximately 15.5% of our total net sales from both continuing and discontinued operations, while managed care organizations accounted for approximately 65.8%, and conventional indemnity insurance companies and workers’ compensation each accounted for approximately 8.0%.  Other plans, including self-pay, account for the remainder.

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

               Government Regulation

The Federal government and all states in which we operate medical imaging centers regulate various aspects of our medical imaging services business.

Reimbursement for medical imaging services is undergoing change as third-party payors, such as Medicare and Medicaid, health maintenance organizations and other health insurance carriers, increase efforts to control the cost, utilization and delivery of healthcare services. Legislation has been proposed or enacted at both the Federal and state levels to regulate healthcare delivery in general and medical imaging services in particular.  CMS, the U.S. agency that establishes Medicare reimbursement policies, regularly re-evaluates reimbursement rates for all health care provider services, including medical imaging services, and has reduced such rates in the past.  CMS' latest published figures applicable to reimbursement for medical imaging services reflect reductions in rates of up to 4 percent for 2002.  We are not able to predict the long-term impact of changes in the reimbursement system upon the medical imaging business.

The medical imaging services business also is subject to state insurance laws governing the presentation and payment of insurance claims for medical imaging services to patients with health insurance, and to Federal and state regulations relating to testing standards, personnel accreditation and compliance with government reimbursement programs.

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

Employees

As of December 31, 2001, we employed approximately 4,600 people, of whom approximately 3,000 were full-time employees.  Of our full-time employees, approximately 1,580 are employed in our U.S. radiopharmacy business, 800 are employed in our U.S. medical imaging business, 400 are employed in our international operations, and the rest are in our corporate headquarters.  Four hundred twenty of our U.S. radiopharmacy business employees are licensed nuclear pharmacists.  With limited exceptions in foreign countries, none of our employees is covered by a collective bargaining agreement.  We consider our employee relations to be good.

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

Risk Factors

Except for the historical information and discussions, statements contained in this Form 10-K/A-1 may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those expressed in or implied by such statements due to a number of factors, including the risk factors below.

Sales of Cardiolite®  account for a significant portion of our net sales and net income, and a reduction in our Cardiolite sales as a result of the expiration of our current exclusive distribution rights in December 2003 and the expiration of the key patents for Cardiolite, could have a material adverse impact on our business and operating results.

Sales of Cardiolite accounted for 53.4% of our net sales in 2001 from continuing operations. Under the terms of our supply and distribution agreement with Bristol-Myers, we have the exclusive right to distribute Cardiolite within specified geographic areas surrounding most of our U.S. radiopharmacies.  These rights expire December 31, 2003, and we cannot assure you that they will be renewed or extended on similar terms, or at all.

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

Our radiopharmacies dispense more than 50 different radiopharmaceutical products with more than 100 medical indications, which we obtain primarily from six suppliers.  Our principal supplier in the U.S. is Bristol-Myers, from which we obtain Cardiolite, as well as Thallium, a generic cardiology imaging agent that accounted for 8.2% of our net sales in 2001 from continuing operations.  In the aggregate, products supplied by Bristol-Myers, including Cardiolite and Thallium, accounted for 69.3% of our net sales in 2001 from continuing operations.  Our business, results of operations and financial condition would be materially adversely affected if our supply of products from Bristol-Myers is interrupted for any reason.  In addition, our business, results of operations and financial condition would be materially adversely affected if we encounter delays in obtaining alternative products from other suppliers, or if alternate products available to us are inferior in quality to Bristol-Myers’ products and are not readily accepted by our customers.

Technetium is a radioactive isotope used to compound radiopharmaceuticals, which are then dispensed to our customers, generally in unit-dose form.  Sales of technetium-based products (such as Cardiolite) accounted for 65.9% of our net sales in 2001 from continuing operations.  We obtain most of our U.S. supply of technetium from technetium generators supplied by Bristol-Myers.  We do not have a long-term contract with Bristol-Myers for the supply of technetium generators.  Although we believe technetium generators are available in sufficient quantity from other suppliers, we have periodically experienced minor disruptions in our supply.  Any significant disruption in our supply of technetium generators could have a material adverse effect on our business, results of operations and financial condition, unless and until we obtain alternative sources of supply.

We depend on a few large customers for sales of our radiopharmaceutical services and products, and the loss of one or more of these customers could have a material adverse impact on our operating results.

Corporate account customers representing multiple-facility integrated healthcare networks, or IHNs, or local independent hospitals, and that purchase exclusively through a GPO, accounted for 38% of our net sales in 2001 from continuing operations.  Sales to AmeriNet Inc.and Health Trust Purchasing Group (formerly Columbia/HCA) constituted 21% of our net sales in 2001 from continuing operations.  Although most of these contracts are multi-year contracts, certain contracts permit the customers to cancel their contracts on 30 to 90 days notice.  In addition, all of our contracts may be cancelled for a variety of reasons, including our inability to provide the level of quality of service and products required by the contract.  Although the loss of any particular corporate account does not necessarily result in our losing each of the individual hospitals or clinics within a purchasing group as customers because they may continue to purchase from us outside of the corporate account contracts, often we do lose customers following the termination of corporate contracts.  The trend toward further consolidation of hospital and clinic groups and the use of large purchasing groups may put further pressure on our future profit margins, and the loss of any significant corporate account customers or a material part of such customers’ business (whether as a result of a cancellation of our contract, an acquisition of our customer by another company that is served by another provider, a material deterioration in the financial condition of our customer or otherwise) may have an adverse short-term or long-term impact on our radiopharmacy net sales, which could have a material adverse impact on our business, operating results or financial condition.

We depend on reimbursements from third-party payors, and therefore changes in the mix of payors or in their reimbursement policies could have a material adverse impact on our business and operating results.

We depend in significant part on reimbursements from governmental and non-governmental third-party payors.  This reimbursement indirectly affects our radiopharmacy services net sales (and directly affects our net sales from medical imaging, a discontinued operation) because we receive direct payments from third-party payors for services we provide, and also, because it affects the amounts our customers are reimbursed for payments they make to us for our radiopharmaceuticals and the amount of these reimbursements impacts the amount our customers are willing to pay us.  Third-party payors are implementing a variety of approaches to reduce costs, which could have a material adverse effect on us.  The increasing prevalence of managed care, centralized purchasing decisions by hospitals, consolidation among and integration of healthcare providers and competition for patients is continuing to affect pricing, purchasing, usage patterns and particular drug treatment decisions based on cost considerations.  The level of reimbursement we are able to obtain for our services increasingly will depend on our ability to properly itemize and bill for these items.  Cost-reduction measures implemented by third-party payors, decisions by third parties limiting the use of diagnostic tests or drug treatments we provide, the inability of any third-party payors to satisfy their payment obligations to us, or a shift in the mix of our private payors to managed care organizations which tends to reduce the amount reimbursed for tests and treatments, could have a material adverse impact on our business, operating results or financial condition.

The Centers for Medicare and Medicaid Services, or CMS, the Federal agency that establishes Medicare reimbursement policies, has considered making significant reductions in reimbursement rates for medical imaging services and radiopharmaceuticals in the past and has indicated that it is continuing to evaluate these rates.  We believe new initiatives by CMS to lower these reimbursement rates can be expected in the future.  For example, on August 1, 2000, CMS began setting reimbursement rates for radiopharmaceuticals based on the prices submitted by manufacturers, which tend to be lower than the previous prices based on the pass-through rate.  Further, CMS recently approved reductions in reimbursement rates for PET studies for hospital outpatients effective April 1, 2002.  We are not able to predict the effects of this change in Medicare reimbursement policies, but these developments could adversely affect our radiopharmacy net sales, which could have a material adverse impact on our business, operating results or financial condition.

We depend upon highly trained personnel in the operation of our radiopharmaceutical business, and our inability to recruit and/or retain a sufficient number of these personnel could restrict our ability to meet the needs of our customers and could have a material adverse impact on our business, operating results and financial condition.

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

Changes in radiopharmaceutical and medical imaging technologies or the introduction of new services and products in the markets we serve could have an adverse impact on our radiopharmacy business.

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

Our international operations accounted for 5.6% of our net sales in 2001 from continuing operations.  Our international operations are subject to various risks and uncertainties of doing business in foreign markets, and these risks and uncertainties may be heightened as a result of our strategy of targeting emerging market countries.  The risks and uncertainties relating to our international operations include:

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

Our businesses are subject to the risks of various claims from customers and patients, including claims arising from the distribution and manufacture of radiopharmaceuticals and medical devices and malpractice claims arising from the provision of medical services.  We may not be able to maintain product liability or malpractice insurance in the future on acceptable terms or with adequate coverage against potential liabilities.  A successful claim not covered by our insurance, or in excess of our insurance coverage, could have a material adverse impact on our business, operating results or financial condition.

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

We are highly automated and dependent upon the use of sophisticated hardware and software to conduct day-to-day business transactions.  While we believe that we have adequate technical support in-house as well as from external resources and that we have sufficient backup and recovery plans, there can be no assurance that prolonged interruptions in the functioning of our information systems technology would not have an adverse impact on our ability to conduct day-to-day business.  In addition, we have invested substantial resources in the development and implementation of proprietary software for our pharmacy services business. This system is complex, and despite extensive testing and quality control, will require successful integration with third-party software, as well as continuing updates to correct errors or defects, to keep current with advances in technology, or to make enhancements requested by users.  There can be no assurance that this system will be successfully integrated and produce the expected benefits during the next several years.  If the integrations on this system are not successful or if the system cannot be properly maintained or upgraded during the next several years, we will need to re-evaluate our investments in this system.  This re-evaluation could mean additional financial investment to correct deficiencies or upgrade the system, or result in a decision to abandon it, any of which could result in an adverse financial impact, especially if the system needs to be abandoned prior to the system being fully depreciated.

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

Outside of the U.S., we operate our radiopharmacies, medical imaging centers, and other businesses from 13 owned sites and 20 leased sites.

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

The following data has been restated to allow for comparability due to the announcement on June 14, 2002 of the discontinuation of certain operations, including our U.S. medical imaging business operated by Comprehensive Medical Imaging, Inc. (previously a separate segment for reporting purposes), certain overseas locations, and our brachytherapy seeds manufacturing operations.

SELECTED FINANCIAL DATA

(IN THOUSANDS, EXCEPT PER SHARE DATA)	2001	2000	1999	1998	1997

Net sales	$598,136	$517,552	$457,156	$410,469	$379,857

Gross profit	180,391	149,682	124,068	103,794	90,029

Income (loss):
Continuing operations	34,512	28,040	18,172	13,894	10,356

Discontinued operations, net of taxes	3,357	1,498	1,049	37	739

Net income	$ 37,869	$ 29,538	$ 19,221	$ 13,931	$ 11,095

Earnings (loss) per basic share:
Continuing operations	$ 1.40	$ 1.17	$ 0.78	$ 0.65	$ 0.51

Discontinued operations, net of taxes	0.14	0.06	0.04	0.00	0.04

Net income	$ 1.54	$ 1.23	$ 0.82	$ 0.65	$ 0.55

Earnings (loss) per diluted share:
Continuing operations	$ 1.28	$ 1.05	$ 0.71	$ 0.61	$ 0.50

Discontinued operations, net of taxes	0.12	0.06	0.04	0.00	0.04

Net income	$ 1.40	$ 1.11	$ 0.75	$ 0.61	$ 0.54

Cash, cash equivalents and marketable securities	$ 28,855	$ 29,037	$ 18,680	$ 18,192	$ 29,301

Working capital – continuing operations	$ 72,919	$ 62,137	$ 39,767	$ 50,190	$ 34,519
Total assets – continuing operations	$304,687	$260,060	$180,822	$161,700	$163,653
Total assets – discontinued operations	$283,154	$210,649	$131,820	$ 94,867	$ 910
Long-term debt – continuing operations	$ 35,118	$ 18,399	$ —	$ 6,490	$ 17,332
Long-term debt – discontinued operations	$175,564	$119,487	$ 76,326	$ 63,832	$ —
Stockholders’ equity	$234,828	$185,880	$140,337	$111,373	$ 87,367
Weighted average shares outstanding:
Basic	24,570	23,948	23,340	21,452	19,996

Diluted	27,029	26,657	25,478	22,678	20,564

Current ratio – continuing operations	1.73	1.54	1.52	2.01	1.60

Number of domestic radiopharmacies	130	125	123	120	119

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

Except for the historical information and discussions contained herein, statements contained in this Annual Report on Form 10-K/A-1 may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including: changes in the regulation of the healthcare industry at either or both of the Federal and state levels; changes or delays in the Company's reimbursement for services by governmental or private payers; the Company's failure to continue to develop and market new products and services and to keep pace with technological change; competitive pressures; failure to obtain or protect intellectual property rights; quarterly fluctuations in revenues and volatility of the Company's stock price; the Company's ability to attract and retain key personnel; currency risks; dependence on certain suppliers; the Company's ability to successfully manage acquisitions and alliances; legal, political and economic changes; and other risks, uncertainties and factors discussed in the "Risk Factors" section above and elsewhere herein, in the Company's other filings with the SEC or in materials incorporated by reference.  Given these uncertainties, undue reliance should not be placed on such forward looking statements.

2001 VS.  2000

The following data has been restated to allow for comparability due to the announcement on June 14, 2002 of the discontinuation of certain operations, including our U.S. medical imaging business-CMI (previously a separate segment for reporting purposes), certain overseas locations and our brachytherapy seeds manufacturing operations included in our Pharmacy Services Business.

After these changes, management has identified two business segments for separate reporting:  our U.S. Pharmacy Services business and our International business.  Our U.S. Pharmacy Services business primarily compounds, dispenses and distributes radiopharmeceuticals and distributes complex pharmaceuticals in the United States. This segment depends heavily on one product, Cardiolite, for a high percentage of its sales. We are currently in discussions with Bristol-Myers Squibb, our supplier of Cardiolite, to extend our supply agreement beyond 2003 upon mutually agreeable terms. To lessen our dependence on Cardiolite, we have undertaken several strategic initiatives, such as the production and distribution of FDG and the distribution of new complex pharmaceuticals.  Also, this segment made several acquisitions in 2001 and anticipates further acquisitions in 2002.  From a financial reporting standpoint, this segment has had to integrate these new entities into its organization.  Our International business provides both pharmacy and imaging services outside of the United States. This segment has also made several acquisitions in 2001, but is not expected to make significant acquisitions in 2002.  Financial reporting and integration of acquisitions are challenging given the geographic locations and the fact that reliance is placed heavily on local management.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting estimates and critical accounting policies are as follows:

Revenue Recognition.  We recognize our revenue primarily from two sources: (i) product revenue, which includes sales from our radiopharmacies, and (ii) service revenue, primarily from our international imaging businesses and our cardiology management services.  Management makes few estimates or judgments in the recording of revenues and as such few if any changes are expected in the recording of revenues.  Revenues are booked based upon delivery of product to our customers.  Since most of our products are compounded with radioactive materials, most have a very short useful life of approximately six hours.  Due to this short life and the fact that most items are ordered for specific patients based on a doctor’s prescription, we receive very few returns of product.  These returns are generally handled in the same month so future revenues are not impacted and no significant allowances for returns are necessary.  Service revenues are booked at the time of service.  Allowances are made for contracts and bad debts in the same month as the service revenue is booked.  Service revenues constitute less than 3% of our overall net revenues.

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

When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected undiscounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and goodwill amounted to $130.7 million as of December 31, 2001.

Through December 31, 2001, the cost in excess of net assets of acquired businesses is being amortized on a straight-line basis over periods of 15 to 40 years.

In the first quarter of 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” was effective and as a result, we ceased amortizing approximately $30.5 million of goodwill. We had recorded approximately $1.2 million, $1.0 million, and $1.9 million of goodwill amortization during 2001, 2000 and 1999, respectively.  We would have recorded approximately $0.9 million of goodwill amortization during 2002. Under the provisions of the Statement, we did not record amortization related to any post-June 30, 2001 acquisitions. Such amortization would have amounted to $0.2 million. In lieu of amortization, we are required to perform an initial impairment review of our recorded intangibles and goodwill in 2002 and an annual impairment review thereafter. We completed our initial review during the first and second quarter of 2002, and there was no adjustment to intangible assets recorded balances or estimated useful lives, and no adjustments to goodwill.

NET SALES

Net sales increased 15.6%, or $80.6 million, to $598.1 million. U.S. pharmacy services revenue increase was primarily from organic growth and growth in our overseas business was primarily from acquisitions.  Cardiolite® sales represented 53.4% or approximately $320 million of our total sales from continuing operationsin 2001.

	Revenues
	2001	2000

U.S. Pharmacy Services Business	$564,697	$489,247
International Operations	33,439	28,305

Total	$598,136	$517,552

U.S. Pharmacy Business

Net sales increased 15.4%, or $75.5 million, to $564.7 million driven primarily by increased sales of cardiology imaging agents.  This business realized both volume and price increases during the year in its cardiology imaging agents.  The price increases ranged between 3.0% and 3.5% for 2000 and 2001.  Sales of cardiology imaging agents increased 11.5%, or $40.1 million, compared to the prior year and represented 70.6% of our U.S. radiopharmacy business net sales in 2001. Sales of oncology products which includes FDG increased by 24.2% or $12.7 million as compared to the prior year.  Of the remaining sales increase, acquisitions made during 2001 accounted for $15.5 million of the increase.  For 2002, we anticipate sales growth to continue in the 10-12% range for our cardiology products.  We anticipate higher sales growth in oncology, primarily as the result of our continued expansion of our FDG business that we started in mid 2000.  We are growing our FDG business by adding cyclotrons and signing new FDG distribution agreements.  Finally, we expect to realize sales growth in 2002 due to the delivery of complex pharmaceuticals, such as Xigris and Zevalin.

International Operations

Net sales increased 18.1%, or $5.1 million, to $33.4 million due to start-up businesses and acquisitions.  Net sales at our existing centers or facilities were flat during the year primarily as a result of a slowdown in healthcare spending in Taiwan.  Radiopharmacy services continue to represent the greatest percentage of our international net sales at 45.2%.  We continued our expansion into the radiology product and service areas, which include the operation of nuclear medicine departments and equipment, as well as the ownership and operation of freestanding outpatient imaging centers.  Net sales of radiology products and services represented 17.4% of our 2001 international net sales. Service and distribution businesses represented 26.5% of our international sales in 2001, primarily as a result of an acquisition made in late 2001. We anticipate that our Overseas segment will have improved sales in 2002 due to improved economic conditions and expanded healthcare spending in Taiwan.  Taiwan accounts for 32.7% of this segment’s business.  On an overall segment basis, we anticipate that sales growth will be 15%-20% for 2002 due to the improvements in Taiwan and contributions from start-ups and acquisitions that contributed sales for a partial year in 2001 but will be contributing sales for all twelve months in 2002.

GROSS PROFIT

Gross profit increased 20.5%, or $30.7 million, to $180.4 million.   Our consolidated gross profit margin as a percentage of sales improved to 30.2% in 2001 as compared to 29.0% in 2000 driven by continued improvement in product mix, price increases, and operating efficiencies at our radiopharmacies.  Additionally, our margin as a percentage of sales improved in 2001 due to increased net sales from our international operations, which has a higher gross profit margin than our U.S. radiopharmacy business.

	Gross Profit
	2001	2000

U.S. Pharmacy Services Business	$167,330	$138,778
International Operations	13,061	10,904

Total	$180,391	$149,682

U.S. Pharmacy Business

Gross profit increased 20.6%, or $28.6 million, to $167.3 million. Gross profit margin as a percentage of sales improved to 29.6% in 2001 as compared to 28.4% in 2000. This increase was due primarily to growth in sales of cardiology imaging agents resulting from higher volumes combined with price increases.  Our gross profit increased as a result of continued leveraging of our existing radiopharmacy infrastructure which increased volumes without comparable increases in material, labor and delivery costs.   Going forward, we plan to leverage our radiopharmacy distribution network and deliver complex pharmaceutical products. We expect the gross profit margin growth that we have experienced the last several years will slow because complex pharmaceuticals traditionally have lower margins than our traditional nuclear imaging products.

International Operations

Gross profit increased 19.8%, or $2.2 million, to $13.1 million.  Gross profit increased primarily due to acquisitions and new businesses.  Our gross profit margin as a percentage of sales increased in 2001 to 39.1% compared to 38.5% in 2000. Margin growth at our existing radiopharmacy sites and imaging centers was flat in 2001 compared to the prior year. Our business was impacted by a slowdown in healthcare reimbursement in Taiwan, which is our largest sales volume location overseas.

OPERATING, SELLING AND ADMINISTRATIVE EXPENSES

Operating, selling and administrative expenses increased 14.5% or $13.6 million, to $107.2 million.  The ratio of these expenses to net sales for the year ended December 31, 2001 was 17.9% compared to 18.1% for the same period in 2000.

	Operating, Selling and Administrative Expenses
	2001	2000

U.S. Pharmacy Services Business	$ 86,660	$76,560
International Operations	9,580	7,721
Unallocated Corporate	10,981	9,328

Total	$107,221	$93,609

U.S. Pharmacy Business

Operating, selling and administrative costs increased 13.2%, or $10.1 million, to $86.7 million.  This increase was due primarily to increased costs associated with acquired businesses, which accounted for $6.1 million of this increase. Start up costs associated with opening six new cyclotrons, used in the production of FDG, accounted for an additional $2.2 million.  As a percentage of sales, operating, selling and administrative expenses decreased from 15.6% in 2000 to 15.3% in 2001.

International Operations

Operating, selling and administrative expenses increased 24.1%, or $1.9 million, to $9.6 million. Of this amount, $1.5 million was the costs incurred due to new businesses and starting new centers during 2001.  The remaining $0.4 million of the increase was attributable to the expansion of services and products offered at our existing facilities and the addition of new management resources to support the expanded operations. As a percentage of sales, these expenses increased from 27.3% in 2000 to 28.6% in 2001.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased 37.1%, or $4.6 million, to $16.9 million. The increase was attributable to expansions in: our international operations, with an increase of $1.9 million; our pharmacy services business, primarily in new FDG production facilities, with an increase of $1.9 million; and our corporate operations, with an increase of $0.8 million.

	Depreciation and Amortization
	2001	2000

U.S. Pharmacy Services Business	$ 7,323	$ 5,475
International Operations	3,856	1,953
Unallocated Corporate	5,733	4,906

Total	$16,912	$12,334

2000 VS. 1999

NET SALES

Net sales increased 13.2%, or $60.4 million, to $517.6 million.  Net sales increased in each of the business segments due to high growth in the cardiology sector of our Pharmacy Services business and primarily through acquisitions in our International business.

	Revenues
	2000	1999

U.S. Pharmacy Services Business	$489,247	$440,384
International Operations	28,305	16,772

Total	$517,552	$457,156

U.S. Pharmacy Business

Net sales increased 11.1%, or $48.9 million, to $489.2 million. This business realized both volume and price increases during the year from its cardiology imaging agents.  The price increases ranged between 3.0% and 3.5% for 2000 and 1999.  Sales of cardiology imaging agents increased 12.0%, compared to the prior year and represented 71.0% of our U.S. Pharmacy business net sales in 2000 compared to 70.4% in 1999.

International Operations

Net sales increased 68.8%, or $11.5 million, to $28.3 million.  This increase in net sales was due to a combination of acquisitions, start-ups, higher net sales at our existing facilities and expansion of the services and products we offered.  Net sales at our existing facilities increased 31.0%.  Radiopharmacy services continue to represent the greatest portion of our international net sales, at 47.7%.  We continued our expansion into the radiology product and service areas, which include the operation of nuclear medicine departments and equipment, as well as the ownership and operation of free-standing outpatient imaging centers.  Net sales of radiology services and products constituted 17.1% of our 2000 international net sales.

GROSS PROFIT

Gross profit increased 20.6%, or $25.6 million, to $149.7 million.  Our consolidated gross profit margin as a percentage of sales improved to 29.0% in 2000 as compared to 27.1% in 1999.  This increase was due primarily to continued improvement in product mix (primarily increased sales of Cardiolite®), and price increases for Cardiolite® and other cardiology imaging agents.  We also increased net sales from our international operation, which has a higher gross profit margins than our U.S. Pharmacy business.

	Gross Profit
	2000	1999

U.S. Pharmacy Services Business	$138,778	$118,776
International Operations	10,904	5,292

Total	$149,682	$124,068

U.S. Pharmacy Business

Gross profit increased 16.8%, or $20.0 million, to $138.8 million. Gross profit margin as a percentage of sales improved to 28.4% in 2000 as compared to 27.0% in 1999.  This increase was due primarily to growth in sales of cardiology imaging agents combined with price increases.  We incurred start-up costs of $2.1 million in 2000 associated with the start-up of two cyclotron facilities that produce PET radioisotopes.

International Operations

Gross profit increased 106.0%, or $5.6 million, to $10.9 million.  This increase was due primarily to acquisitions and new businesses and products, which contributed $4.0 million of the increase; increased sales at our existing radiopharmacies contributed $1.1 million of the increase.  The remaining $0.5 million of the increase was attributable to increased net sales of medical imaging services.  Our gross profit margin as a percentage of sales increased in 2000 to 38.5% compared to 31.6% in 1999.  This margin increased at a higher rate than our net sales as a result of more efficient utilization of raw materials and labor.

OPERATING, SELLING AND ADMINISTRATIVE EXPENSES

Operating, selling and administrative expenses increased 17.2%, or $13.8 million, to $93.6 million.  The ratio of these expenses to net sales for the year ended December 31, 2000 was 18.1% compared to 17.5% over the same period in 1999.  The increase was due primarily to the start-up and acquisition of certain businesses in 2000, the expansion of services and products we offer, increased corporate staffing to support our expansion and general corporate infrastructure costs.

	Operating, Selling and Administrative Expenses
	2000	1999

U.S. Pharmacy Services Business	$76,560	$66,555
International Operations	7,721	5,048
Unallocated Corporate	9,328	8,236

Total	$93,609	$79,839

U.S. Pharmacy Business

Operating, selling and administrative costs increased 15.0%, or $10.0 million, to $76.6 million.  This increase was due primarily to increased costs of our expanded sales force and increased labor-related expenses, including merit increases and bonuses.

International Operations

Operating, selling and administrative expenses increased 53.0% or $2.7 million, to $7.7 million.  Of this amount, $1.6 million was attributable to the start ups and acquisitions during 2000.  The remaining $1.1 million of the increase was attributable to the expansion of services and products offered at our existing facilities and the addition of new management resources to support the expanded operations.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased 8.5%, or $1.0 million, to $12.3 million.  The increase was attributable to the expansion of our international operations and for corporate information systems.

	Depreciation and Amortization
	2000	1999

U.S. Pharmacy Services Business	$ 5,475	$ 5,033
International Operations	1,953	1,775
Unallocated Corporate	4,906	4,558

Total	$12,334	$11,366

LIQUIDITY

The Company believes that sufficient resources are available through a combination of internal and external sources to fund all of its 2002 operating and business expansion needs.  Cash flow from operations improved to $57.6 million in 2001 from $36.2 million in 2000.  The improvements continue to be due to increased profitability and management of our working capital accounts.

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

In 2001, the Company acquired additional businesses for approximately $28 million utilizing its line of credit.  The Company also assumed approximately $0.3 million in debt in these acquisition transactions.  The results of these acquisitions are partly reflected in the change in the categories of “Property and Equipment”, “Goodwill”, and “Accounts Receivable” assets.  The Company had  $28.5 million available but unused for borrowing under the line of credit at December 31, 2001.

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

The Company plans to slow the pace of acquisitions during 2002 in the International business segments so that the focus can be on improving the profitability and cash flows of these lines of business.  As mentioned above, the Company believes it has sufficient resources available to fund its 2002 acquisition needs and purchases of capital assets.

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

CAPITAL SPENDING

The Company’s medical imaging operations and FDG production facilities are capital intensive. The Company may, from time to time, purchase new equipment or upgrade existing equipment. The cost of these capital purchases or upgrades can vary from several thousand dollars to amounts well over $1 million per piece of equipment. The Company, on an on-going basis, evaluates its needs for acquiring new equipment or upgrading existing equipment.  We have made significant investments during the last three years in new equipment and upgrades of existing equipment. The Company expects that capital investments during 2002 will be less than historical levels.

RECENT DEVELOPMENTS IN MEDICARE REIMBURSEMENT

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

Further, CMS recently approved reductions in reimbursement rates for PET studies for hospital outpatients effective April 1, 2002.  We are not able to predict the effects of this change in Medicare reimbursement policies.

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

DECEMBER 31, 2001 (IN THOUSANDS)	2002	2003	2004	2005	2006	Thereafter	Total

Long-term debt

Fixed rate	$1,770	$6,909	$921	$849	$ 318	$ 0	$10,767

Average interest rate	6.45%	6.25%	6.05%	6.25%	7.43%	0%

Variable rate	$4,575	$ —	$ —	$ —	$26,121	$ —	$30,696

Average interest rate	3.74%	3.88%	3.88%	3.88%	3.88%

Based upon the Company’s variable rate borrowing levels, a 1% change in interest rates would have resulted in a pre-tax fluctuation of approximately $1.4 million and $0.9 million, in 2001 and 2000 respectively.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s consolidated financial statements at December 31, 2001 and 2000 and the Report of KPMG LLP, Independent Auditors, are included in this Annual Report on Form 10-K/A-1 on pages 34 through 57.

PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information called for by this Item 10 is incorporated by reference from our definitive Proxy Statement for our Annual Meeting of Stockholders on June 17, 2002, which was filed with the Commission pursuant to Regulation 14A of the Securities and Exchange Commission (“Regulation 14A”) within 120 days from December 31, 2001.

Based solely upon our review of Forms 3, 4 and 5 furnished to us, we believe that all reports required to be filed during 2001 pursuant to Section 16(b) of the Securities Exchange Act of 1934 were timely filed, except that Robert Funari was 25 days late in filing his Form 4 to report a zero cost collar transaction in December 2001.

Item 11.     EXECUTIVE COMPENSATION.

The information called for by this Item 11 is hereby incorporated by reference from our definitive Proxy Statement for our Annual Meeting of Stockholders on June 17, 2002.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information called for by this Item 12 is hereby incorporated by reference from our definitive Proxy Statement for our Annual Meeting of Stockholders on June 17, 2002.

  Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information called for by this Item 13 is hereby incorporated by reference from our definitive Proxy Statement for our Annual Meeting of Stockholders on June 17, 2002.

PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

The following documents are filed as part of this report:

        (a)   1.  Consolidated Financial Statements.

                2.  Financial Statement Schedules.

                                The following schedule supporting the financial statements of the Company is included herein:

Page
Schedule II	Valuation and Qualifying Accounts	59

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

___________________________
*     Management contract or compensatory plan

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

10.17

Syncor International Corporation Deferred Compensation Plan effective January 1, 1998, filed as Exhibit 10.24 to the Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.*

10.18

Amendment No. 1 to Syncor International Corporation Deferred Compensation Plan, dated November 21, 2000, filed as Exhibit 10.21 to the Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.*

___________________________
*     Management contract or compensatory plan

10.19

Amendment No. 2 to Syncor International Corporation Deferred Compensation Plan, dated November 1, 2001, filed as Exhibit 10.19 to the Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.*

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

___________________________
*     Management contract or compensatory plan

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

___________________________
*     Management contract or compensatory plan

10.56

Second Amendment to First Amended and Restated Credit Agreement dated as of December 21, 2001, among Bank One, N.A. as Lender, The Bank of Nova Scotia as Document Agent, the Company and Syncor Management Corporation, filed as Exhibit 10.56 to the Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

10.57

Receivables Financing Agreement dated January 4, 2002 among Syncor Financing Corporation, as Seller, Syncor Management Corporation, as Servicer, Jupiter Securitization Corporation, the Financial Institutions listed therein and Bank One, N.A., as Agent, filed as Exhibit 10.57 to the Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

21.	Subsidiaries of the Registrant

23.	Independent Auditors' Consent

99.1	Certification of CEO and CFO Regarding Annual Report on Form 10-K/A-1

___________________________
*     Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 11, 2002	SYNCOR INTERNATIONAL CORPORATION

By /s/Robert G. Funari
Robert G. Funari President and Chief Executive Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Robert G. Funari, certify that:

1.	I have reviewed this annual report on Form 10-K/A-1 of Syncor International Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:   October 11, 2002

By /s/Robert G. Funari
Robert G. Funari President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, William P. Forster, certify that:

1.	I have reviewed this annual report on Form 10-K/A-1 of Syncor International Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:   October 11, 2002

By /s/William P. Forster
William P. Forster Sr. Vice President and Chief Executive Officer

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

As discussed in Note 2 to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and certain provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” as required for goodwill and intangible assets, resulting from business combinations consummated after June 30, 2001.

                                                                                                                                   /s/ KPMG LLP

Los Angeles, California
February 15, 2002, except as to Note 1, which is as of June 14, 2002, and Note 14, which is as of September 30, 2002.

MANAGEMENT’S REPORT

The Management of Syncor International Corporation is responsible for the consolidated financial statements and all other information presented in this report. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America appropriate in the circumstances and, therefore, included in the consolidated financial statements are certain amounts based on management's informed estimates and judgments. Management is responsible for establishing and maintaining a system of internal control designed to provide reasonable assurance as to the integrity and reliability of financial reporting. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal control, and that the cost of such systems should not exceed the benefits to be derived there from. Other financial information in this report is consistent with that in the consolidated financial statements. The consolidated financial statements have been audited by Syncor International Corporation's independent certified public accountants and have been reviewed by the Audit Committee of the Board of Directors.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT PER SHARE DATA)	DECEMBER 31, 2001	DECEMBER 31, 2000

ASSETS

Current Assets:
Cash and cash equivalents	$17,634	$24,330
Short-term investments	10,215	3,517
Trade receivables, less allowance for doubtful
accounts of $3,749 and $2,485, respectively	97,003	77,751
Inventory	28,879	58,995
Prepaids and other current assets	19,215	11,860
Total assets – discontinued operations (note 1)	283,154	210,649

Total current assets	456,100	387,102

Marketable investment securities	1,006	1,190
Property and equipment, net	86,812	51,211
Excess of purchase price over net assets acquired, net of
accumulated amortization of $8,248 and $7,216, respectively	30,498	14,093

Other assets	13,425	17,113

	$587,841	$470,709

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$62,021	$78,887
Accrued liabilities	13,982	10,187
Accrued wages and related costs	13,149	16,471
Federal and state taxes payable	4,530	4,488
Current maturities of long-term debt	6,345	4,283
Total liabilities – discontinued operations (note 1)	215,635	152,114

Total current liabilities	315,662	266,430

Long-term debt, net of current maturities	35,118	18,399
Deferred taxes	2,233	—

Stockholders' Equity:
Common stock $.05 par value; authorized 200,000
shares; issued 24,831 and 24,425 shares at
December 31, 2001 and 2000, respectively	1,420	1,376
Additional paid-in capital	124,909	107,268
Notes receivables from related parties	(6,197)	(16,796)
Accumulated other comprehensive loss	(3,653)	(1,245)
Employee savings and stock ownership loan guarantee	—	(1,685)
Retained earnings	151,888	114,019
Treasury stock, at cost, 3,575 and 3,072 shares
at December 31, 2001 and 2000, respectively	(33,539)	(17,057)

Total stockholders' equity	234,828	185,880

	$587,841	$470,709

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)	YEAR ENDED DECEMBER 31, 2001	YEAR ENDED DECEMBER 31, 2000	YEAR ENDED DECEMBER 31, 1999

Net sales	$598,136	$517,552	$457,156
Cost of sales	417,745	367,870	333,088

Gross profit	180,391	149,682	124,068

Operating, selling and administrative expenses	107,221	93,609	79,839
Depreciation and amortization	16,912	12,334	11,366

Operating income	56,258	43,739	32,863

Other income (expense):
Interest income	1,972	2,054	1,945
Interest expense	(1,750)	(1,447)	(1,299)
Other, net	(1,322)	975	(1,982)

Other income (expense), net	(1,100)	1,582	(1,336)

Income from continuing operations before taxes	55,158	45,321	31,527
Provision for income taxes	20,646	17,281	13,355

Income from continuing operations	$34,512	$28,040	$18,172

Income from discontinued operations, net of taxes (Note 1)	$3,357	$1,498	$1,049
Net income	$37,869	$29,538	$19,221

Net income per share – basic:

Continuing operations	$1.40	$1.17	$0.78
Discontinued operations	$0.14	$0.06	$0.04

Net income per share	$1.54	$1.23	$0.82

Weighted average shares outstanding	24,570	23,948	23,340

Net income per share – diluted:

Continuing operations	$1.28	$1.05	$0.71
Discontinued operations	$0.12	$0.06	$0.04

Net income per share	$1.40	$1.11	$0.75

Weighted average shares outstanding	27,029	26,657	25,478

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					Accumulated Other Comprehensive Incomes
				Employee
				Savings					Notes
				& Stock	Unrealized	Foreign			Receivable
			Additional	Ownership	Gain or	Currency			From	Total
	Common Stock		Paid-In	Loan	(Loss) on	Translation	Retained	Treasury	Related	Stockholders’
(IN THOUSANDS)	Shares	Amount	Capital	Guarantee	Investments	Adjustment	Earnings	Stock	Parties	Equity

Balance at December 31, 1998	22,322	$1,252	$71,996	$(5,056)	$(317)	$(210)	$65,260	$(12,524)	$(9,028)	$111,373
Issuance of common stock	1,578	78	15,865						(9,664)	6,279
Tax benefit from the exercise of stock options			2,743							2,743
Reacquisition of common stock for treasury	(74)							(1,082)		(1,082)
Amortization of loan guarantee				1,686						1,686
Comprehensive Income:
Unrealized gain on investments					172
Foreign currency translation adjustment						(55)
Net income							19,221
Total Comprehensive Income:										19,338

Balance at December 31, 1999	23,826	$1,330	$90,604	$(3,370)	$(145)	$(265)	$84,481	$(13,606)	$(18,692)	$140,337
Issuance of common stock	885	46	10,400							10,446
Tax benefit from the exercise of stock options			6,264							6,264
Reacquisition of common stock for treasury	(286)							(3,451)		(3,451)
Amortization of loan guarantee				1,685						1,685
Payment from related parties									1,896	1,896
Comprehensive Income:
Unrealized gain on investments					138
Foreign currency translation adjustment						(973)
Net income							29,538
Total Comprehensive Income:										28,703

Balance at December 31, 2000	24,425	$1,376	$107,268	$(1,685)	$(7)	$(1,238)	$114,019	$(17,057)	$(16,796)	$185,880
Issuance of common stock	908	44	12,770							12,814
Tax benefit from the exercise of stock options			4,871							4,871
Reacquisition of common stock for treasury	(502)							(16,482)		(16,482)
Payment from related parties									10,599	10,599
Amortization of loan guarantee				1,685						1,685
Comprehensive Income:
Unrealized gain on investments					20
Foreign currency translation adjustment						(2,428)
Net income							37,869
Total Comprehensive Income:										35,461

Balance at December 31, 2001	24,831	$1,420	$124,909	$0	$13	$(3,666)	$151,888	$(33,539)	$(6,197)	$234,828

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)	YEAR ENDED DECEMBER 31, 2001	YEAR ENDED DECEMBER 31, 2000	YEAR ENDED DECEMBER 31, 1999

Cash flows from operating activities:
Net income	$37,869	$29,538	$19,221
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(3,357)	(1,498)	(1,049)
Depreciation and amortization	16,912	12,334	11,366
Provision for losses on receivables	863	1,568	(1,512)
Amortization of loan guarantee	1,685	1,685	1,686
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable – trade	(13,518)	(8,260)	(4,792)
Inventory	36,496	(37,470)	(10,048)
Prepaids and other current assets	(6,498)	(5,878)	1,011
Other assets	1,383	(178)	677
Accounts payable	(19,180)	28,809	7,972
Accrued liabilities	1,023	7,080	10,187
Accrued wages and related costs	(3,417)	(487)	4,431
Deferred items	827	—	(312)
Federal and state tax payable	6,470	8,968	3,442

Net cash provided by operating activities	57,558	36,211	42,280

Cash flows from investing activities:
Purchase of property and equipment, net	(45,134)	(19,375)	(15,468)
Payments for acquisitions, net of cash	(28,180)	(4,250)	—
Net (decrease) increase in short-term investments	(6,672)	614	(960)
Net decrease (increase) in long-term investments	260	(5)	6
Unrealized gain on investments	20	138	171

Net cash used in investing activities	(79,706)	(22,878)	(16,251)

Cash flows from financing activities:
Issuance of common stock	12,814	10,445	6,279
Reacquisition of common stock	(16,482)	(3,451)	(1,082)
Proceeds from long-term debt	19,457	15,133	2,330
Repayment of long-term debt	(4,383)	(2,530)	(8,388)
Note receivable related parties	10,599	1,896	—
Loans to discontinued operations (Note 1)	(7,037)	(26,308)	(25,244)

Net cash provided by (used in) financing activities	14,968	(4,815)	(26,105)

Net change in cash and cash equivalents	(7,180)	8,518	(76)

Effect of exchange rate on cash	(424)	(390)	95

Net cash provided by (used in) discontinued operations	908	2,850	(491)

Cash and cash equivalents at beginning of period	24,330	13,352	13,824

Cash and cash equivalents at end of period	$17,634	$24,330	$13,352

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   MERGER AGREEMENT AND DISCONTINUED OPERATIONS

On June 14, 2002 we entered into an agreement and plan of merger with Cardinal Health Inc. (Cardinal Health) and its wholly owned subsidiary, Mudhen Merger Corp. Under the terms and subject to the conditions of the agreement, we will become a wholly owned subsidiary of Cardinal Health. The merger agreement provides for Syncor stockholders to receive 0.52 Cardinal Health shares for each Syncor share they own.  Pursuant to certain terms and conditions in the merger agreement, if the agreement is terminated we could be required to pay Cardinal Health termination fees ranging from $4,000,000 to $24,125,000. The obligation to pay, and the amount of such fees are based upon the circumstances relating to the termination.  The transaction is expected to be completed by the end of 2002, subject to the satisfaction of customary conditions, including Syncor stockholder approval.  Syncor’s stockholder meeting is expected to take place in the fall of 2002.

We also announced on June 14, 2002 our decision to discontinue certain operations including our medical imaging business - CMI (a separate segment for reporting purposes), certain overseas locations and the brachytherapy seeds manufacturing operations of the Radiopharmacy Services Business. On June 14, 2002, we recorded net after-tax charges in discontinued operations for severance, impairment of assets held for sale and other charges totaling $24.9 million or $0.93 per fully diluted share. Included in discontinued operations was a net after-tax charge of $11.2 million or $0.42 per fully diluted share for CMI.  Of this total, $1.5 million related to our change in estimates for contractual allowances, $4.2 million related to the change in estimated reserves for bad debt, $1.1 million related to a write-down of existing costs of a billing system that would no longer be utilized and $4.4 million related to severance expenses.  The adjustments to contractual allowances and bad debt reserves were made after extensive reviews of our billing and collection processes completed in June 2002. Included in these reviews were recommendations from outside consultants for enhancements to our reporting systems and methodology for estimating and recording our contractual allowances and bad debt reserves. Based upon these refinements and improvements we identified the need for an adjustment to contractual allowances and bad debt reserves. The timing of the changes to these estimates for contractual allowances and bad debt reserves was not related to the decision to discontinue the operations of CMI.  The charges relating to our overseas business totaled $13.2 million, net after taxes. Of this amount, $1.0 million related to severance charges with the remaining $12.2 million related to asset impairment charges.  The $0.5 million of charges related to the seeds manufacturing facilities was for the discontinuance of seeds production.

We are marketing each of the discontinued operations for sale with the exception of the seeds business, which has been closed, and an investment in Brazil, which has been terminated.  We are considering offers for the sale of our imaging business in the U.S. and Puerto Rico (see Subsequent Events information in note 14).  We are also in various stages of discussions with U.S. and local foreign buyers for the sale of our discontinued overseas operations.  We expect to complete these transactions within one year from our June 14, 2002 announcement to discontinue these operations as prescribed by the Financial Accounting Standards Board (FASB), in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  We recorded severance related accruals both in our overseas business and CMI in accordance with the provisions of the FASB, Emerging Issues Task Force (EITF) No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). We will disclose the changes in the severance related accruals in accordance with EITF No. 94-3 in future filings.

Our June 14, 2002 announcement also included a special charge to earnings of $5.0 million ($3.1 million net of tax or $0.11 per fully diluted share). Of this amount $2.5 million related to severance and information technology reorganization costs and $0.6 million related to expenses arising from the transaction with Cardinal Health.

The merger agreement for the Cardinal Health transaction requires the filing of a proxy statement which will incorporate by reference the Forms 10-Q for the quarters ended June 30, 2002 and March 31, 2002 and the Form 10-K for the year ended December 31, 2001,in each case as amended on Form 10-K/A-1 or Form 10-Q/A-1, as applicable.  Since the Form 10-Q for the quarter ended June 30, 2002 reflected the discontinued operations announced by us on June 14, 2002, the Form 10-K as originally filed by us on April 1, 2002 needs to be restated for the discontinued operations. Accordingly, we have filed this Form 10-K/A-1 for the year ended December 31, 2001, to reflect discontinued operations for all periods presented.

The following represents income statement data for the discontinued operations:

Income statement data:

	For The Years Ended December 31,
	2001	2000	1999

Revenues	$176,582	$111,842	$63,153
Costs and expenses	169,659	107,935	60,764

Operating income	6,923	3,907	2,389
Income tax expense	3,566	2,409	1,340

Income from discontinued operations	$ 3,357	$ 1,498	$ 1,049

The following table summarizes the major assets and liabilities for discontinued operations. The inter-company payables and stockholders’ equity (deficit) are eliminated in consolidation and therefore do not appear on the face of the balance sheet. The discontinued balance sheet is as follows:

	December 31, 2001	December 31, 2000

Current assets	$ 74,450	$ 47,384
Property and equipment	90,552	63,075
Intangibles and goodwill	118,152	100,190

Total assets	$283,154	$210,649

Current liabilities	$ 30,088	$ 28,109
Long-term debt	175,531	119,487
Other liabilities	8,463	3,459
Deferred taxes	1,553	1,059
Inter-company payables	68,381	61,344
Stockholders’ deficit	(862)	(2,809)

Total liabilities and stockholders’ deficit	$283,154	$210,649

Included in the December 31, 2001 long-term debt are borrowings from bank financings of $143.3 million with the remainder primarily capital leases generally with five-year terms.  The bank borrowings are unsecured and payable in a lump sum on May 1, 2006 with a floating interest rate of Libor plus 1.625% or prime rate.

Of the $7.0 million, $26.3 million and $25.2 million of loans to discontinued operations included in the statement of cash flows for the years ended December 31, 2001, 2000 and 1999, respectively, approximately $0 million, $23.2 million and $19.1 million represent loans to CMI (our medical imaging business) for operating cash purposes for each respective period.  In addition, approximately $6.4 million, $2.2 million and $5.7 million represent loans made to our discontinued overseas business for operating cash and acquisition purposes during the years ended December 31, 2001, 2000 and 1999, respectively. Approximately $0.6 million, $0.9 million and $0.4 million represent loans to our discontinued seeds manufacturing business for operating cash purposes during the years ended December 31, 2001, 2000 and, 1999, respectively.  These loans are comprised of short-term inter-company loans.  These inter-company loans are eliminated in consolidation, except for the statement of cash flows, which reflects the lending activities between the continuing and discontinued operations in order to provide disclosure of such activity.

The remaining notes to the consolidated financial statements have been restated (except for Note 3 relating to acquisitions) to only address/disclose information relevant to the continuing operations.

Note 2.  SUMMARY OF CRITICAL ACCOUNTING ESTIMATES AND SIGNIFICANT ACCOUNTING POLICIES

Our critical accounting estimates and critical accounting policies are as follows:

Revenue Recognition.We recognize our revenue primarily from two sources: (i) product revenue, which includes sales from our radiopharmacies, and (ii) service revenue, primarily from our international imaging businesses and our cardiology management services.  Management makes few estimates or judgments in the recording of revenues and as such few if any changes are expected in the recording of revenues.  Revenues are booked based upon delivery of product to our customers.  Since most of our products are compounded with radioactive materials, most have a very short useful life of approximately six hours.  Due to this short life and the fact that most items are ordered for specific patients based on a doctor’s prescription, we receive very few returns of product.  These returns are generally handled in the same month so future revenues are not impacted and no significant allowances for returns are necessary.  Service revenues are booked at the time of service.  Allowances are made for contracts and bad debts in the same month as the service revenue is booked.  Service revenues constitute less than 3% of our overall net revenues.

Included in our sales for the year ended December 31, 2001 and 2000, was Cardiolite sales of approximately $319.1 million and $282.0 million, respectively.  Cardiolite sales represented approximately 53.4% and 54.5% of our total sales from continuing operations during each respective annual period.

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

When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected undiscounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and goodwill amounted to $130.7 million as of December 31, 2001.

Through December 31, 2001, the cost in excess of net assets of acquired businesses is being amortized on a straight-line basis over periods of 15 to 40 years.

In the first quarter of 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” was effective and as a result, we ceased amortizing approximately $30.5 million of goodwill. We had recorded approximately $1.2 million, $1.0 million, and $1.9 million of goodwill amortization during 2001, 2000 and 1999, respectively.  We would have recorded approximately $0.9 million of goodwill amortization during 2002. Under the provisions of the Statement, we did not record amortization related to any post-June 30, 2001 acquisitions. Such amortization would have amounted to $0.2 million. In lieu of amortization, we are required to perform an initial impairment review of our recorded intangibles and goodwill in 2002 and an annual impairment review thereafter. We completed our initial review during the first and second quarter of 2002, there was no adjustment to intangible assets recorded balances or estimated useful lives, and no adjustments to goodwill.

Summary of Significant Accounting Policies:

Principles of Consolidation: The consolidated financial statements include the assets, liabilities and operations of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation, except for borrowings between the continuing and discontinued operations for purposes of the statements of cash flows only.

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

Stock Options:  The Company measures stock-based compensation using the intrinsic value method, which assumes that options granted at market price at the date of grant have no intrinsic value. Proforma net income and earnings per share are presented in Note 10 as if the fair value method had been applied.

Income Taxes:Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Use of Estimates:  The Company’s management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the reporting of sales and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

Reclassifications:  Certain items in the prior years’ consolidated financial statements have been reclassified to conform to the current year's presentation.

New Accounting Standards:  In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards SFAS No. 141, Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets.  SFAS requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, clarifies the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. SFAS No. 142, which was effective for fiscal years beginning after December 15, 2001, requires that ratable amortization of goodwill be replaced with periodic tests of goodwill impairment and that intangible assets, other than goodwill, which have determinable useful lives, be amortized over their useful lives. The Company has adopted these accounting standards effective January 1, 2002 and has determined in the transitional impairment analysis, that based upon the value of the proposed merger agreement and anticipated sales values of discontinued business assets, that there has been no impairment of recorded goodwill. There were no adjustments to identifiable intangible assets’ useful lives or recorded balances as a result of the adoption of SFAS No.142. We will perform an annual impairment analysis of goodwill as required by SFAS No. 142.

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

The Company is required to adopt SFAS No. 144 no later than the year beginning after December 15, 2001.  Accordingly, the Company adopted SFAS No. 144 in the first quarter of 2002.  Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company’s financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121.  The provisions of SFAS No. 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.  The adoption of SFAS No. 144 impacted us as certain disposal groups qualified as discontinued operations and are presented accordingly in the accompanying condensed consolidated financial statements (Note 1).

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

On July 30, 2002, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework.  SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities.  SFAS No.146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged.  We do not expect that the adoption of SFAS No. 146 will have a material impact on our financial position or results from operations.

Note 3.  ACQUISITIONS

The summary below of acquisitions that we made in 2001 and 2000 and the tables that follow reflect acquisitions made by our continuing operations and discontinued operations.  We have not made any amendments to this note to reflect the discontinuation of our CMI operations and certain overseas locations announced on June 14, 2002.

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

During May 2001, we entered into a management service agreement with an oncology clinic in Brazil for an investment of $1.8 million.

During June 2001, we acquired a distributor and manufacturer of diagnostic radiopharmaceuticals in Australia for an acquisition price of $0.7 million.

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

The following unaudited pro forma information presents a summary of our consolidated results of operations for 2001 and 2000 for continuing operations and for operations that we announced on June 14, 2002 that we are discontinuing, as if the acquisitions had occurred at the beginning of those years:

(IN THOUSANDS, EXCEPT PER SHARE)	YEAR END DECEMBER 31, 2001	YEAR END DECEMBER 31, 2000

Sales	$810,543	$679,093
Net earnings	$ 39,428	$ 30,755
Net earnings per diluted share	$ 1.46	$ 1.15

  These unaudited proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred or the future results of operations of the consolidated entities.

Note 4.  PROPERTY AND EQUIPMENT, NET

The major classes of property were as follows:

	DECEMBER 31,	DECEMBER 31,
(IN THOUSANDS)	2001	2000

Land and buildings	$ 6,206	$ 3,333
Furniture and equipment	107,485	77,341
Leasehold improvements	28,118	16,409
Construction in progress	8,740	5,204

	150,549	102,287

Less accumulated depreciation and amortization	(63,737)	(51,076)

	$86,812	$51,211

Note 5.  MARKETABLE INVESTMENT SECURITIES

Marketable investment securities consist of:

	DECEMBER 31,	DECEMBER 31,
(IN THOUSANDS)	2001	2000

Available-for-sale, at fair value, net of tax effect	$ 506	$ 690
Held-to-maturity, at amortized cost	$ 500	$ 500

	$1,006	$1,190

The amortized cost, gross unrealized holding gains and losses and fair value for available-for-sale and held-to-maturity securities by major security type at December 31, 2001 and 2000 were as follows:

	2001 UNREALIZED GAINS (LOSSES)
(IN THOUSANDS)	AMORTIZED COST	HOLDING GAINS	HOLDING LOSSES	FAIR VALUE

Available-for-sale:
Corporate debt securities	$ 493	$13	$—	$ 506

Held-to-maturity:
U.S. Treasury securities	500	—	—	500

	$ 993	$13	$—	$1,006

	2000 UNREALIZED GAINS (LOSSES)
(IN THOUSANDS)	AMORTIZED COST	HOLDING GAINS	HOLDING LOSSES	FAIR VALUE

Available-for-sale:
Corporate debt securities	$ 697	$—	$ (7)	$ 690

Held-to-maturity:
U.S. Treasury securities	500	—	—	500

	$1,197	—	$ (7)	$1,190

The unrealized holding losses on held-to-maturity securities have not been recognized in the accompanying consolidated financial statements.

Maturities of investment securities classified as available-for-sale and held-to-maturity at December 31, 2001 and 2000 were as follows:

	2001			2000
(IN THOUSANDS)	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE

Available-for-sale:
Due after one year through five years	$493	$506	$499	$499
Due after five years through ten years	$ 0	$ 0	$198	$191

Held-to-maturity:
Due within one year	$500	$500	$500	$500

Note 6.  LINE OF CREDIT

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

Note 7.  LONG-TERM DEBT

The Company's long-term debt was as follows:

	DECEMBER 31,	DECEMBER 31,
(IN THOUSANDS)	2001	2000

Notes payable, unsecured, payable in installments through 2015,
with effective interest rates ranging from 2.15% to 9%	$ 2,482	$ 162

Note payable, unsecured, payable in installments through 2001, with a floating interest rate of either the lower of prime rate or
LIBOR plus .75%, 6.57% at December 31, 2000	0	1,685

Notes payable, secured, payable in installments through 2003, with a non-interest bearing rate, net of unamortized discount at 8.38% to 9.58% of $11 and $47 at December 31, 2001
and 2000, respectively	2,017	2,519

Note payable, unsecured, payable in installments through 2002, with a floating interest rate of LIBOR plus .95%, 2.85% and
7.39% at December 31, 2001 and 2000, respectively	4,575	5,275

Note payable, unsecured, payable in lump sum on May 1, 2006
with a floating interest rate of LIBOR plus 1.625% or prime rate, with interest rates ranging from 3.56% to 3.88% at December 31,
2001 and with average interest rate for 2001 of 6.37%, and 7.82% for 2000	26,121	9,576

Capital Lease obligations, payable in installments through 2006,
with effective interest rates from 5.50% to 11.25%	6,268	3,465

Total debt	41,463	22,682

Less current maturities of long-term debt	(6,345)	(4,283)

Long-term debt, net of current maturities	$35,118	$18,399

At December 31, 2001, long-term debt maturing over the next five years is as follows: 2002, $6,345; 2003, $6,909; 2004, $921; 2005, $849; 2006, $26,439; and $0 thereafter.

Interest paid was $1,522, $1,361, and $1,241 for the years ended December 31, 2001, 2000 and 1999, respectively.

Note 8.  INCOME TAXES

Total income tax expense for the years ended December 31, 2001, 2000 and 1999 was allocated as follows:

	YEAR ENDED	YEAR ENDED	YEAR ENDED
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
(IN THOUSANDS)	2001	2000	1999

Domestic income	$20,357	$16,686	$13,113
Foreign income	289	595	242
Total income from continuing operations	20,646	17,281	13,355
Stockholders' equity for compensation expense for tax purposes in excess of amounts recognized for financial reporting	(4,205)	(5,854)	(2,743)

	$16,441	$11,427	$10,612

Income tax expense (benefit) attributable to income from continuing operations consisted of:

(IN THOUSANDS)	YEAR ENDED DECEMBER 31, 2001	YEAR ENDED DECEMBER 31, 2000	YEAR ENDED DECEMBER 31, 1999

Current:
Federal	$15,452	$15,146	$10,411
Foreign	289	595	242
State	3,108	3,398	2,502

	18,849	19,139	13,155
Deferred:
Federal	1,327	(1,603)	378
Foreign	0	0	0
State	470	(255)	(178)

	1,797	(1,858)	200

	$20,646	$17,281	$13,355

The amounts differed from the amounts computed by applying the federal income tax rate of 35 percent to pretax income from continuing operations as a result of the following:

(IN THOUSANDS)	YEAR ENDED DECEMBER 31, 2001	YEAR ENDED DECEMBER 31, 2000	YEAR ENDED DECEMBER 31, 1999

Federal income taxes at “expected” rate	$19,305	$15,862	$11,034
Increase (reduction) in income taxes resulting from:
Meals and entertainment	258	235	202
Tax exempt interest	(44)	(53)	(50)
Non-deductible amortization of intangible assets	101	189	147
Foreign losses and foreign tax rate differential	41	315	858
State taxes, net of Federal benefit	2,325	2,043	1,511
Utilization of general business credits	(1,483)	(1,340)	(631)
Other	143	30	284

	$20,646	$17,281	$13,355

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000, are presented below:

(IN THOUSANDS)	DECEMBER 31, 2001	DECEMBER 31, 2000

Deferred tax assets:
Net operating loss and credit carryforwards	$ 0	$ 123
Compensated absences, principally due to accrual for financial reporting purposes	2,331	1,950
Accounts receivable, due to allowance for doubtful accounts	968	707
Accrued liabilities, primarily due to self-insurance and other contingency accruals for financial reporting purposes	2,446	3,431
Deferred compensation, due to accrual for financial reporting purposes	3,328	3,262
Covenant not to compete due to difference in amortization	466	542
Other	687	754

Total gross deferred tax asset	$10,226	$10,769

(IN THOUSANDS)	DECEMBER 31, 2001	DECEMBER 31, 2000

Deferred tax liabilities:
Plant, equipment and internal software, due to differences in depreciation & amortization	$ 2,481	$ 1,372
Partnership basis, due to book to tax differences at partnership level	874	672
Deferred expenses	101	126
Goodwill	204	130
Other	139	245

Total gross deferred tax liabilities	$ 3,799	$ 2,545

Net deferred tax asset	$ 6,427	$ 8,224

Management has reviewed the recoverability of deferred income tax assets and has determined that it is more likely than not that the deferred tax assets will be fully realized through future taxable earnings. The gross deferred tax asset is recorded on the balance sheet in Prepaid and other current assets. Income tax payments amounted to $13,267, $9,027, and $7,625 for the years ended December 31, 2001, 2000, and 1999 respectively.

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries and other foreign investments carried at equity.  The amount of such earnings included in consolidated retained earnings amounted to $4,509 and $3,034, at December 31, 2001 and 2000 respectively.  These earnings have been substantially reinvested, and we do not plan to initiate any action that would precipitate the payment of income taxes thereon.

Note 9.  COMMITMENTS

The Company leases facilities, vehicles and equipment with terms ranging from three years to fifteen years. The majority of property leases contain renewal options and some have escalation clauses for increases in property taxes, Consumer Price Index and other items.

The Company leases certain items of equipment under capital leases which had a cost of $9,886, $4,904, and $0, at December 31, 2001, 2000 and 1999 respectively, and accumulated depreciation of $964, $291, and $0, respectively. The increase in equipment leases in 2001 was due primarily to continued increase in the number of FDG (fluorodeoxyglucose) production equipment as a result of the expansion of our FDG production business.

Future minimum lease payments under capital leases and non-cancelable operating leases with terms greater than one year and related sublease income at December 31, 2001 were as follows:

YEAR ENDING DECEMBER 31,
(IN THOUSANDS)	CAPITAL LEASES	OPERATING LEASES	SUBLEASE INCOME

2002	$1,270	$ 6,820	$ 5
2003	3,659	4,463	—
2004	982	3,456	—
2005	850	2,646	—
2006	45	1,934	—
Thereafter	—	4,963	—

	$6,806	$24,282	$ 5

Less amount representing interest	$ (538)

Present value of net minimum lease payments	$6,268

Rental expense under operating leases was $9,482, $7,458, and $7,652 for the years ended December 31, 2001, 2000 and 1999, respectively.

Note 10.  STOCK OPTIONS AND RIGHTS

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

The per share weighted-average fair value of stock options granted during 2001, 2000 and 1999 was $19.91, $20.14, and $21.47, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2001 expected dividend yield of 0%, risk-free interest rate of 4.72%, expected volatility of 61.66% and an expected life of 5.32 years; 2000 expected dividend yield of 0%; risk-free interest rate of 6.33%; expected volatility of 63.25% and an expected life of 5.63 years; 1999 expected dividend yield of 0%; risk-free interest rate of 5.62%; expected volatility of 58.7% and an expected life of 5.21 years.

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

(IN THOUSANDS, EXCEPT PER SHARE DATA)	YEAR ENDED DECEMBER 31, 2001	YEAR ENDED DECEMBER 31, 2000	YEAR ENDED DECEMBER 31, 1999

Net income
As reported	$37,869	$29,538	$19,221
Pro-forma	$33,441	$11,307	$15,545
Earnings per share
Basic:
As reported	$ 1.54	$ 1.23	$ 0.82
Pro-forma	$ 1.36	$ 0.47	$ 0.66
Diluted:
As reported	$ 1.40	$ 1.11	$ 0.75
Pro-forma	$ 1.24	$ 0.42	$ 0.61

A summary of employee stock options is as follows:

(IN THOUSANDS, EXCEPT SHARE PRICE)	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE

Outstanding at December 31, 1998	5,698	$ 6.88
Granted	2,144	$15.60
Exercised	(806)	$ 4.63
Cancelled	(482)	$ 8.68

Outstanding at December 31, 1999	6,554	$ 9.47
Granted	2,818	$29.71
Exercised	(865)	$ 6.87
Cancelled	(630)	$10.46

Outstanding at December 31, 2000	7,877	$16.70
Granted	1,072	$31.88
Exercised	(815)	$13.19
Cancelled	(383)	$21.28

Outstanding at December 31, 2001	7,751	$18.55

At December 31, 2001, the range of exercise prices and weighted average remaining contractual life of outstanding options was $4.25 to $38.59 and 6.97 years, respectively. The following table represents the price ranges for outstanding options at December 31, 2001.

Option Price Ranges

Number of Options Outstanding

$ 4.25 - $10.00	3,112,000
$10.01 - $15.00	998,000
$15.01 - $20.00	873,000
$20.01 - $25.00	0
$25.01 - $30.00	293,000
$30.01 - $35.00	1,877,000
$35.01 - $38.59	598,000
Total	7,751,000

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

 Note 11.  EMPLOYEE BENEFIT PLANS

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

Note 12.  NET INCOME PER SHARE

The following table presents the computation of basic earnings per share (EPS):

(IN THOUSANDS EXCEPT PER SHARE DATA)	FOR THE YEAR ENDED DECEMBER 31, 2001			FOR THE YEAR ENDED DECEMBER 31, 2000			FOR THE YEAR ENDED DECEMBER 31, 1999

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Shares Amount

Basic EPS-continuing operations	$34,512	24,570	$1.40	$28,040	23,948	$1.17	$18,172	23,340	$0.78

Basic EPS – discontinued operations	$ 3,357	24,570	$0.14	$ 1,498	23,948	$0.06	$ 1,049	23,340	$0.04

Total	$37,869	24,570	$1.54	$29,538	23,948	$1.23	$19,221	23,340	$0.82

Effect of dilutive stock options		2,459			2,709			2,138

Diluted EPS-continuing operations	$34,512	27,029	$1.28	$28,040	26,657	$1.05	$18,172	25,478	$0.71

Diluted EPS-discontinued operations	$ 3,357	27,029	$0.12	$ 1,498	26,657	$0.06	$ 1,049	25,478	$0.04

Total	$37,869	27,029	$1.40	$29,538	26,657	$1.11	$19,221	25,478	$0.75

Note 13.  LITIGATION AND CONTINGENCIES

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

Note 14.  SUBSEQUENT EVENTS

On January 17, 2002, the Company completed an asset securitization agreement with one of our banks using the U.S. pharmacy business segment’s trade receivables as collateral. Under this facility, we sell our receivables generated from our U.S. radiopharmacy operation to a wholly-owned subsidiary, Syncor Financing Corporation, which in turn sells the receivables to a third party.  This securitization program will allow the Company to borrow up to $65 million at rates generally more favorable than under the credit line agreement. Upon execution of the securitization agreement, our credit line had a provision that required a 50% reduction of the securitization amount, or  $32.5 million.  Therefore, the credit line has a current borrowing limit of $167.5 million.

On June 14, 2002, we entered into an agreement and plan of merger with Cardinal Health and its wholly owned subsidiary, Mudhen Merger Corp. Under the terms and subject to the conditions of the agreement, we will become a wholly owned subsidiary of Cardinal Health. The merger agreement provides for Syncor stockholders to receive 0.52 Cardinal Health shares for each Syncor share they own.  See note 1 for more information about the merger.

On June 14, 2002, we also announced our decision to discontinue certain operations including our medical imaging business-CMI (a separate segment for reporting purposes), certain overseas locations and the brachytherapy seeds manufacturing operations of the Radiopharmacy Services Business. On the date of our announcement, we recorded net after-tax charges in discontinued operations for severance, impairment of assets held for sale and other charges totaling $24.9 million or $0.93 per fully diluted share.  We also announced a special charge to earnings of $5.0 million ($3.1 million net after tax or $0.11 per fully diluted share).  See note 1 for more information about these charges.

In our June 14, 2002 announcement regarding the discontinuation of CMI operations, we indicated that we were entertaining bids for the sale of CMI.  Since that announcement, numerous potential buyers have conducted due diligence on the CMI business.  During the quarter ended September 30, 2002, we received various offers from potential buyers, and based on these offers, we believe that it is probable that the sale of CMI will result in a loss on disposal to Syncor in the range of $28 million to $35 million net after tax.  Based on this information, we intend to recognize an asset impairment charge relative to CMI in the range of $28 million to $35 million net after tax in the quarter ended September 30, 2002.

Note 15.  BUSINESS SEGMENTS

The Company is currently in two different business segments: The first segment is the compounding, dispensing, and distribution of complex pharmaceuticals in the United States. The second segment is the compounding, dispensing, and distribution of complex pharmaceuticals and the provision of radiology services outside of the United States.

(IN THOUSANDS) U.S. PHARMACY SERVICES BUSINESS	2001	2000

Revenues	$564,697	$489,247
Operating Income	$ 73,347	$ 56,743
Total Assets	$189,274	$159,657
Capital Expenditures	$ 25,603	$ 4,398
Depreciation/Amortization	$ 7,323	$ 5,475

INTERNATIONAL OPERATIONS	2001	2000

Revenues	$ 33,439	$ 28,305
Operating (Loss) Income	$ (375)	$ 1,230
Total Assets	$ 53,411	$ 52,052
Capital Expenditures	$ 7,071	$ 7,410
Depreciation/Amortization	$ 3,856	$ 1,953

UNALLOCATED CORPORATE	2001	2000

Operating Loss	$(16,714)	$(14,234)
Total Assets	$ 62,002	$ 48,213
Capital Expenditures	$ 12,460	$ 7,567
Depreciation/Amortization	$ 5,733	$ 4,906

GEOGRAPHIC SEGMENTS	REVENUES	OPERATING INCOME	TOTAL ASSETS

United States
2001	$564,697	$55,231	$251,276
2000	$489,247	$41,819	$207,870

Rest of World
2001	$ 33,439	$ 1,027	$ 53,411
2000	$ 28,305	$ 1,920	$ 52,052

SELECTED QUARTERLY RESULTS OF OPERATIONS

The unaudited quarterly operating results in the Selected Quarterly Results of Operations have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments necessary for a fair presentation for the periods presented.

Unaudited calendar quarterly information is summarized below:

(IN THOUSANDS, EXCEPT PER SHARE DATA)	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,	2001

Net sales	$140,093	$144,377	$149,818	$163,848	$598,136
Gross profit	$ 42,219	$ 44,057	$ 44,809	$ 49,306	$180,391

Income:
Continuing operation	9,466	10,202	7,075	7,769	34,512
Discontinued operations	741	780	759	1,077	3,357

Net Income	10,207	10,982	7,834	8,846	37,869

Earnings per basic share:
Continuing operations	0.39	0.42	0.29	0.31	1.40
Discontinued operations	0.03	0.03	0.03	0.05	0.14

Net Income	0.42	0.45	0.32	0.36	1.54

Earnings per diluted share:
Continuing operations	0.35	0.38	0.26	0.29	1.28
Discontinued operations	0.03	0.03	0.03	0.04	0.12

Net Income	0.38	0.41	0.29	0.33	1.40

Weighted average shares outstanding:
Basic	24,473	24,405	24,603	24,798	24,570
Diluted	27,101	26,936	27,024	26,985	27,029

Market price per share:
High	$ 38.81	$ 42.29	$ 38.74	$ 33.31	$ 42.29
Low	$ 27.25	$ 26.64	$ 26.63	$ 26.03	$ 26.03

(IN THOUSANDS, EXCEPT PER SHARE DATA)	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,	2000

Net sales	$129,555	$129,663	$126,768	$131,566	$517,552
Gross profit	$ 37,616	$ 38,014	$ 36,365	$ 37,687	$149,682

Income:
Continuing operation	7,377	8,698	6,017	5,948	28,040
Discontinued operations	103	380	241	774	1,498

Net Income	7,480	9,078	6,258	6,722	29,538

Earnings per basic share:
Continuing operations	0.31	0.37	0.25	0.25	1.17
Discontinued operations	0.01	0.01	0.01	0.03	0.06

Net Income	0.32	0.38	0.26	0.28	1.23

Earnings per diluted share:
Continuing operations	0.29	0.33	0.22	0.22	1.05
Discontinued operations	0.01	0.01	0.01	0.03	0.06

Net Income	0.30	0.34	0.23	0.25	1.11

Weighted average shares outstanding:
Basic	23,726	23,772	24,091	24,201	23,948
Diluted	25,190	26,328	27,374	26,936	26,657

Market price per share
High	$ 16.50	$ 36.00	$ 43.94	$ 39.06	$ 43.94
Low	$ 11.02	$ 13.00	$ 32.75	$ 23.75	$ 11.02

SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES

Schedule II. Valuation and Qualifying Accounts-Continuing Operations

(In thousands)

Description	Balance At Beginning Of Period	Costs And Expenses (A)	Deductions (B)	Balance At End Of Period

Year Ended
December 31, 2001
Allowance for doubtful accounts	$2,485	$1,078	$(186)	$3,749

Year Ended
December 31, 2000
Allowance for doubtful accounts	$1,449	$1,857	$ 821	$2,485

Year Ended
December 31, 1999
Allowance for doubtful accounts	$ 765	$ 491	$(193)	$1,449

(A)         Estimated bad debt.

(B)         Uncollectible accounts written-off, net of recoveries and change in reserve.

Exhibit 99.1

Certification of CEO and CFO
Regarding Annual Report on Form 10-K/A-1
For the Year Ended December 31, 2001

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350, as adopted), Robert G. Funari, Chief Executive Officer of Syncor International Corporation (the "Company"), and William P. Forster, Chief Financial Officer of the Company, hereby certify that, to the best of their knowledge,

1.

The Company's Annual Report on Form 10-K/A-1 for the period ended December 31, 2001 (the "Covered Report"), which this Certification accompanies, fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Covered Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by the Covered Report and results of operations of the Company for the period covered by the Covered Report.

Dated:   October 11, 2002

/s/ Robert G. Funari
Robert G. Funari
President and Chief Executive Officer

/s/ William P. Forster
William P. Forster
Sr. Vice President and Chief Financial Officer