Form 10-Q/A
period 2002-03-31
SYNCOR INTERNATIONAL CORP /DE/
filed 2002-10-11
CIK 202763

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10Q/A-1

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

EXPLANATORY NOTE

On June 14, 2002, Syncor International Corporation entered into an agreement and plan of merger with Cardinal Health, Inc. and its wholly-owned subsidiary, Mudhen Merger Corp., pursuant to which Mudhen Merger Corp. will merge into Syncor and we will become a wholly-owned subsidiary of Cardinal Health upon the satisfaction of various conditions, including approval of the merger agreement by our stockholders.  Also on June 14, 2002, we announced our decision to discontinue certain of our operations, including: our U.S. medical imaging business operated under our subsidiary, Comprehensive Medical Imaging, Inc. (previously a separate segment for reporting purposes); certain overseas locations; and our brachytherapy seeds manufacturing operations.  The merger agreement requires the filing of a proxy statement, which will incorporate by reference our Form 10-Q for the quarter ended March 31, 2002.  Since the Form 10-Q for the quarter ended June 30, 2002 reflected the discontinued operations, the Form 10-Q as originally filed by us on May 15, 2002 needs to be restated to reflect discontinued operations.  Accordingly, we are filing this Form 10-Q/A-1 to reflect discontinued operations for all periods presented.

This Form 10-Q/A-1 also includes certain additional disclosures required by the Staff of the Securities and Exchange Commission.  We are also filing with this Form 10-Q/A-1, as Exhibit 99.1, the Certification of CEO and CFO required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 1.

SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

MARCH 31, 2002

DECEMBER 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$ 14,682	$ 17,634
Short‑term investments	7,942	10,215
Trade receivables, net	105,932	97,003
Inventory	26,723	28,879
Prepaids and other current assets	17,124	19,215
Total assets – discontinued operations (note 2)	287,783	283,154

Total current assets	460,186	456,100

Marketable investment securities	1,006	1,006
Property and equipment, net	88,172	86,812
Excess of purchase price over net assets acquired, net	31,414	30,498
Other assets	13,593	13,425

	$594,371	$587,841

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 62,138	$ 62,021
Accrued liabilities	15,314	13,982
Accrued wages and related costs	12,378	13,149
Federal and state taxes payable	8,502	4,530
Current maturities of long-term debt	2,138	6,345
Total liabilities – discontinued operations (note 2)	217,079	215,635

Total current liabilities:	317,549	315,662

Long-term debt, net of current maturities	29,200	35,118
Deferred taxes	2,130	2,233

Stockholders' equity:
Common stock, $.05 par value	1,425	1,420
Additional paid-in capital	126,251	124,909
Notes receivable-related parties	(3,461)	(6,197)
Accumulated other comprehensive income	(3,584)	(3,653)
Retained earnings	162,797	151,888
Treasury stock, at cost; 3,750 shares at March 31, 2002 and
3,575 shares at December 31, 2001	(37,936)	(33,539)

Total stockholders' equity	245,492	234,828

	$594,371	$587,841

See notes to condensed consolidated financial statements.

SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

	THREE MONTHS ENDED MARCH 31,
	2002	2001

Net sales	$173,579	$140,093

Cost of sales	118,575	97,874

Gross profit	55,004	42,219

Operating, selling and administrative expenses	32,351	21,768

Depreciation and amortization	4,813	3,706

Operating income	17,840	16,745

Other expense, net	(1,083)	(960)

Income from continuing operations before taxes	16,757	15,785

Provision for income taxes	6,452	6,319

Income from continuing operations	$10,305	$9,466

Income from discontinued operations, net of taxes	604	741

Net income	$10,909	10,207

Net income per share – Basic:

Continuing operations	$0.42	$0.39
Discontinued operations	$0.02	$0.03

Net income per share	$0.44	$0.42

Net income per share – Diluted:

Continuing operations	$0.39	$0.35
Discontinued operations	$0.02	$0.03

Net income per share	$0.41	$0.38

Weighted average shares outstanding – Basic	24,766	24,473

Weighted average shares outstanding – Diluted	26,732	27,101

See notes to condensed consolidated financial statements.

SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	THREE MONTHS ENDED MARCH 31,
	2002	2001
Cash flows from operating activities:
Net income	$10,909	$10,207
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Income from discontinued operations	(604)	(741)
Depreciation and amortization	4,813	3,706
Provision for losses on receivables	401	3
Amortization of loan guarantee	-	421
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(9,333)	(7,557)
Inventory	2,215	37,521
Prepaids and other current assets	2,040	(3,322)
Other assets	1,000	1,289
Accounts payable	289	(52,193)
Accrued liabilities	(4,672)	(1,068)
Accrued wages and related costs	866	(5,382)
Federal and state taxes payable	4,656	5,154
Deferred taxes	(103)	1,099

Net cash provided by (used in) by operating activities	12,477	(10,863)

Cash flows from investing activities:
Purchase of property and equipment, net	(6,030)	(5,371)
Acquisitions of businesses, net of cash acquired	(1,815)	(297)
Net decrease in short-term investments	2,280	215
Net increase long-term investment	-	(2)
Unrealized gain on investments	-	3

Net cash used in investing activities	(5,565)	(5,452)

Cash flow from financing activities:
Proceeds from long-term debt	1,139	9,710
Repayment of long-term debt	(11,464)	(991)
Notes receivable-related parties	2,736	5,489
Issuance of common stock	510	2,288
Reacquisition of common stock for treasury	(4,397)	(5,893)
Payments from discontinued operations (Note 2)	3,731	3,530

Net cash (used in) provided by financing activities	(7,745)	14,133

Net change in cash and cash equivalents	(833)	(2,182)

Effect of exchange rate on cash	(502)	247

Cash used in discontinued operations (Note 2)	(1,617)	(2,908)

Cash and cash equivalents at beginning of period	17,634	24,330

Cash and cash equivalents at end of period	$ 14,682	$19,487

See notes to condensed consolidated financial statements.

SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1.          GENERAL.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10‑Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the three months ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K/A-1 for the year ended December 31, 2001. Certain line items in the prior year’s consolidated condensed financial statements presented herein have been reclassified to conform to the current year’s presentation.

2.          MERGER AGREEMENT, DISCONTINUED OPERATIONS AND OTHER CHARGES.  On June 14, 2002, we entered into an agreement and plan of merger with Cardinal Health Inc. (Cardinal Health) and its wholly owned subsidiary, Mudhen Merger Corp. Under the terms and subject to the conditions of the agreement, we will become a wholly owned subsidiary of Cardinal Health. The merger agreement provides for Syncor stockholders to receive 0.52 Cardinal Health shares for each Syncor share they own.  Pursuant to certain terms and conditions in the merger agreement, if the agreement is terminated we could be required to pay Cardinal Health termination fees ranging from $4,000,000 to $24,125,000. The obligation to pay, and the amount of such fees are based upon the circumstances relating to the termination.  The transaction is expected to be completed by the end of 2002, subject to the satisfaction of customary conditions, including Syncor stockholder approval.  Syncor’s stockholder meeting is expected to take place in the fall of 2002.

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

We are marketing each of the discontinued operations for sale with the exception of the seeds business, which has been closed, and an investment in Brazil, which has been terminated.  We are considering offers for the sale of our imaging business in the U.S. and Puerto Rico (see Subsequent Events information in note 10).  We are also in various stages of discussions with U.S. and local foreign buyers for the sale of our discontinued overseas operations.  We expect to complete these transactions within one year from our June 14, 2002 announcement to discontinue these operations as prescribed by the Financial Accounting Standards Board (FASB), in SFAS No. 144,Accounting for the Impairment or Disposal of Long-Lived Assets.  We recorded severance related accruals both in our overseas business and CMI in accordance with the provisions of the FASB, Emerging Issues Task Force (EITF) No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). We will disclose the changes in the severance related accruals in accordance with EITF No. 94-3 in future filings.

Our June 14, 2002 announcement also included a special charge to earnings of $5.0 million ($3.1 million net of tax or $0.11 per fully diluted share). Of this amount $2.5 million related to severance and information technology reorganization costs and $0.6 million related to expenses arising from the transaction with Cardinal Health.

The merger agreement for the Cardinal Health transaction requires the filing of a proxy statement which will incorporate by reference the Forms 10-Q for the quarters ended June 30, 2002 and March 31, 2002 and the Form 10-K for the year ended December 31, 2001. Since the Form 10-Q for the quarter ended June 30, 2002 reflected the discontinued operations announced by us on June 14, 2002, the Form 10-Q for the quarter ended March 31, 2002 as originally filed by us on May 15, 2002, needs to be restated for the discontinued operations. Accordingly, we have filed this Form 10-Q/A-1 for the three months ended March 31, 2002, to reflect discontinued operations for all periods presented.

The following represents income statement data from the discontinued operations:

Income statement data:

	For Three Months Ended
	March 31, 2002	March 31, 2001
Revenues	$41,905	$41,323
Costs and expenses	40,923	40,097

Operating income	982	1,226
Income tax expense	378	485

Income from discontinued operations	$ 604	$ 741

The following table summarizes the major assets and liabilities for discontinued operations. The inter-company payables and stockholders’ equity (deficit) are eliminated in consolidation and therefore do not appear on the face of the balance sheet. The discontinued balance sheet is as follows:

	March 31, 2002	December 31, 2001

Current assets	$ 75,025	$ 74,450
Property and equipment	92,724	90,552
Intangibles and goodwill	120,034	118,152

Total assets	$287,783	$283,154

Current liabilities	$ 29,343	$30,088
Long-term debt	174,773	175,531
Inter-company payables	64,040	68,381
Deferred taxes	9,057	8,463
Other liabilities	2,273	1,553
Stockholders’ equity (deficit)	8,297	(862)

Total liabilities and stockholder’s equity (deficit)	$287,783	$283,154

Included in the March 31, 2002 long-term debt are borrowings from bank financings of approximately $141.6 million with the remainder primarily capital leases generally with five-year terms.  The bank borrowings are unsecured and payable in a lump sum on May 1, 2006 with a floating interest rate of Libor plus 1.625% or prime rate.

Of the $3.7 million and $3.5 million of payments from discontinued operations included in the statement of cash flows for the three months ended March 31, 2002 and 2001, respectively, approximately all of the March 31, 2002 change represents repayments from CMI. These loans are comprised of short-term inter-company loans.  These inter-company loans are eliminated in consolidation, except for the statement of cash flows, which reflects the lending activities between the continuing and discontinued operations in order to provide disclosure of such activity.

The remaining notes to the financial statements have been restated (except for Note 9 relating to acquisitions) to only address/disclose information relevant to the continuing operations.

3.          SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES.

Our critical accounting policies and estimates are as follows:

Revenue Recognition.We recognize our revenue primarily from two sources: (i) product revenue, which includes sales from our radiopharmacies, and (ii) service revenue, primarily from our international imaging businesses and our cardiology management services.  Management makes few estimates or judgments in the recording of revenues and as such few if any changes are expected in the recording of revenues.  Revenues are booked based upon delivery of product to our customers.  Since most of our products are compounded with radioactive materials, most have a very short useful life of approximately six hours.  Due to this short life and the fact that most items are ordered for specific patients based on a doctor’s prescription, we receive very few returns of product.  These returns are generally handled in the same month so future revenues are not impacted and no significant allowances for returns are necessary.  Service revenues are booked at the time of service.  Allowances are made for contracts and bad debts in the same month, as the service revenue is booked.  Service revenues constitute less than 3% of our overall net revenues.

Included in our sales for the quarters ended March 31, 2002 and 2001, was Cardiolite sales of approximately $88.6 million and $77.0   million, respectively.  Cardiolite sales represented approximately 51.0% and 53.3 % of our total sales during each respective quarter.

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

4.          NEW ACCOUNTING STANDARDS.  In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards SFAS No. 141, Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets.  SFAS requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, clarifies the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. SFAS No. 142, which was effective for fiscal years beginning after December 15, 2001, requires that ratable amortization of goodwill be replaced with periodic tests of goodwill impairment and that intangible assets, other than goodwill, which have determinable useful lives, be amortized over their useful lives. The Company adopted these accounting standards effective January 1, 2002 and has determined in the transitional impairment analysis, that based upon the value of the proposed merger agreement and anticipated sales values of discontinued business assets that there has been no impairment. There were no adjustments to identifiable intangible assets’ useful lives or recorded balances as a result of the adoption of SFAS No.142. We will perform an annual impairment analysis of goodwill as required by SFAS No. 142.  The following is a reconciliation of net income and earnings per share between the amounts reported for the three months ended March 31, 2001 and the adjusted amounts reflecting these new accounting rules:

(Dollars in thousands, except per share data)	Three Months Ended,	Three Months Ended,
	March 31, 2002	March 31, 2001

Net income
Reported net income	$10,909	$10,207
Goodwill amortization (net of taxes)	-	918
Adjusted net income	$10,909	$11,125

Earnings per share: Basic
Reported	$ 0.44	$ 0.42
Goodwill	0.00	0.04
Adjusted earnings per share	$ 0.44	$ 0.46

Earnings per share: Diluted
Reported	$ 0.41	$ 0.38
Goodwill	0.00	0.03
Adjusted earnings per share	$ 0.41	$ 0.41

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

5.          COMPREHENSIVE INCOME (LOSS).  Other comprehensive income (loss) includes foreign currency translation adjustments and net unrealized gains and losses on investments in equity securities. Such amounts are as follows:

For the three months ended:	March 31, 2002			March 31, 2001
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount

Foreign currency translation adjustments	$69	$-	$69	$(139)	$-	$(139)

Unrealized gains on investments:
Unrealized holding gains
arising during period	-	-	-	4	(1)	3

Other comprehensive income (loss)	69	-	69	(135)	(1)	(136)

Net income	17,739	(6,830)	10,909	17,011	(6,804)	10,207

Total comprehensive income	$17,808	$(6,830)	$10,978	$16,876	$(6,805)	$10,071

6.          SEGMENT INFORMATION.  Syncor has identified two primary operating segments: U.S. Pharmacy Services and International Operations.  The third segment, which was the U.S. Medical Imaging Business, has been excluded from this segment presentation since the operations have been discontinued. The international locations and seeds manufacturing operations that have been discontinued have also been excluded from the segment presentation. Segment selection was based upon internal organizational structures, the process by which these operations are managed and evaluated, the availability of separate financial results, and materiality considerations. Segment detail is summarized as follows:

	THREE MONTHS ENDED,
	March 31, 2002	March 31, 2001

U.S. Pharmacy Services Business

Revenues	$164,003	$133,207
Operating Income	$ 23,988	$ 20,834

International Operations

Revenues	$ 9,576	$ 6,886
Operating Income (Loss)	$84	$ (112)

Unallocated Corporate

Operating Loss	$ (6,232)	$ (3,977)

7.          NET INCOME PER SHARE.  Basic earnings per share (EPS) amounts are computed by dividing earnings applicable to common stockholders by the weighted average number of shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding.  Anti-dilutive outstanding stock options of 3,273,636 and 2,598,747 for the three months ended March 31, 2002 and 2001, respectively have been excluded from the diluted calculation.

The reconciliation of the numerator and denominators of the basic and diluted earnings per share computations are as follows for the three months ended March 31, 2002 and 2001:

	THREE MONTHS ENDED,
		March 31, 2002			March 31, 2001
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net income:

Continuing Operations	$10,305			$9,466
Discontinued Operations	$604			$741

Basic EPS:		24,766			24,473

Continuing Operations	$10,305		$0.42	$9,466		$0.39
Discontinued Operations	$604		$0.02	$741		$0.03

Effect of Dilutive Stock Options		1,966			2,628

Diluted EPS:		26,732			27,101

Continuing Operations	$10,305		$0.39	$9,466		$0.35
Discontinued Operations	$604		$0.02	$741		$0.03

8.          NOTES RECEIVABLE-RELATED PARTIES.  We initiated a Senior Management Stock Purchase Plan effective June 16, 1998, pursuant to which our officers and key employees purchased shares of Syncor stock.  The shares were paid with a five-year interest bearing promissory note payable to us.  Interest on each note is payable on each anniversary date, with the entire outstanding principal and unpaid interest due on the fifth anniversary date.  As of March 31, 2002 we had nine employees with loans outstanding of $3.5 million, as compared to thirteen employees with $6.2 million outstanding at December 31, 2001.

9.          ACQUISITION OF BUSINESSES.   The summary below of acquisitions that we made in 2002 and 2001 reflect acquisitions made by our continuing operations and discontinued operations.  We have not made any amendments to this note to reflect the discontinuation of our CMI operations and certain overseas locations announced on June 14, 2002.

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

10.         SUBSEQUENT EVENTS.   During the second quarter of 2002, one of our foreign subsidiaries received notice that a medical group was intending to initiate arbitration proceedings against our subsidiary, alleging that our subsidiary breached the terms of a management agreement.  Our subsidiary received formal notification of the arbitration in August 2002.  The medical group is seeking $200,000 plus unspecified damages for lost profits and injuries to reputation, among other claims.  We believe that our subsidiary has adequate defenses to the claim, and in fact our subsidiary intends to file a counterclaim seeking compensation for lost profits and other damages specifically provided for in the management agreement.  We have not accrued for any loss contingency relating to this claim because such an estimate cannot be made.

On June 14, 2002, we entered into an agreement and plan of merger with Cardinal Health and its wholly owned subsidiary, Mudhen Merger Corp. Under the terms and subject to the conditions of the agreement, we will become a wholly owned subsidiary of Cardinal Health. The merger agreement provides for Syncor stockholders to receive 0.52 Cardinal Health shares for each Syncor share they own.  See note 2 for more information about the merger.

On June 14, 2002, we also announced our decision to discontinue certain operations including our medical imaging business-CMI (a separate segment for reporting purposes), certain overseas locations and the brachytherapy seeds manufacturing operations of the Radiopharmacy Services Business. On the date of our announcement, we recorded net after-tax charges in discontinued operations for severance, impairment of assets held for sale and other charges totaling $24.9 million or $0.93 per fully diluted share.  We also announced a special charge to earnings of $5.0 million ($3.1 million net after tax or $0.11 per fully diluted share).  See note 2 for more information about these charges.

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

The following data has been restated to allow for comparability due to the announcement on June 14, 2002 of the discontinuation of certain operations including our medical imaging business-CMI (previously a separate segment for reporting purposes), certain overseas locations and our brachytherapy seeds manufacturing operations included in our Pharmacy Services Business.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies and estimates are as follows:

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

When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected undiscounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and goodwill amounted to $133.2 million as of March 31, 2001.

Through December 31, 2001, the cost in excess of net assets of acquired businesses is being amortized on a straight-line basis over periods of 15 to 40 years.

In the first quarter of 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” was effective and as a result, we ceased amortizing approximately $30.5 million of goodwill. We had recorded approximately $.9 million of goodwill amortization during the three months ended March 31, 2001.  Under the provisions of the Statement, we did not record amortization related to any post-June 30, 2001 acquisitions. In lieu of amortization, we are required to perform an initial impairment review of our recorded intangibles and goodwill in 2002 and an annual impairment review thereafter. We completed our initial review during the first and second quarter of 2002, and there was no adjustment to intangible assets recorded balances or estimated useful lives, and no adjustments to goodwill.

NET SALES

Net sales increased 23.9%, or $33.5 million, to $173.6 million for the three months ended March 31, 2002. Both of our business segments had sales growth during the quarter.  U.S. Pharmacy Services revenue increase was primarily due to same store radiopharmacy growth.  The sales growth for International operations was primarily from acquisitions and growth in our Taiwan businesses.  Cardiolite sales represented $88.6 million and $77.0 million, or approximately 51.0% and 53.3%, of our total sales during the quarters ended March 31, 2002 and 2001, respectively.

	Revenues Three Months Ended March 31,
	2002	2001

U.S. Pharmacy Services Business	$164,003	$133,207
International Operations	9,576	6,886

Total	$173,579	$140,093

U.S. Pharmacy Business

Net sales increased 23.1%, or $30.8 million, to $164.0 million for the three months ended March 31, 2002. This increase was driven primarily by increased sales of cardiology imaging agents.  For the three months ended March 31, 2002 sales related to cardiology imaging agents increased 12.3%, or $11.7 million as a result of volume and price increases.  This business also had oncology sales increases of 26.0%, or $3.9 million for the three months ended March 31, 2002.  Acquisitions made during 2001 accounted for the remainder of the increase for this business during 2002.

International Operations

Net sales increased 39.1%, or $2.7 million, to $9.6 million for the three months ended March 31, 2002. Acquisitions accounted for the majority of the sales increase.  Net sales at our existing centers or facilities were slightly higher during the quarter.  The Taiwan market did have higher same store sales, which increased 6% for the quarter.

GROSS PROFIT

Gross profit increased 30.3%, or $12.8 million, to $55.0 million for the three months ended March 31, 2002.  Our consolidated gross profit margin as a percentage of sales improved to 32.0% for the three months ended March 31, 2002 as compared to 30.1% for the same period in 2001. The increase for the quarter and year to date was driven by continued improvement in product mix, price increases, and operating efficiencies in our radiopharmacy network and increased margins from new businesses in the Pharmacy Services Business.

	Gross Profit Three Months Ended March 31,
	2002	2001

U.S. Pharmacy Services Business	$51,489	$39,459
International Operations	3,515	2,760

Total	$55,004	$42,219

U.S. Pharmacy Business

Gross profit increased 30.5%, or $12.0 million, to $51.5 million for the three months ended March 31, 2002. Gross profit margin as a percentage of sales improved to 31.4% for the three months ended March 31, 2002 as compared to 29.6% for the same period in 2001. This gross profit margin increase for the quarter was due primarily to improved margins associated with new businesses, such as the production and distribution of FDG (fluorodeoxyglucose), and higher margins associated with recent acquisitions.  These initiatives accounted for 0.6% of the overall margin increase on a year to date basis.  The remainder of the gross profit margin increase was the result of continued leveraging of our radiopharmacy network; we continue to successfully increase volumes without comparable increases in material, labor and delivery costs.

International Operations

Gross profit increased 27.4%, or $0.8 million, to $3.5 million for the three months ended March 31, 2002.  Our gross profit margin as a percentage of sales decreased to 36.7% for the three months ended March 31, 2002 compared to 40.1% for the same period in 2001. Margin growth at our existing radiopharmacy sites decreased in the quarter, which was offset by improving margins at imaging sites. Our margins were also reduced by acquired businesses, which have a lower margin than our existing businesses.

OPERATING, SELLING AND ADMINISTRATIVE EXPENSES

Operating, selling and administrative expenses increased 48.6%, or $10.6 million, to $32.4 million for the three months ended March 31, 2002.  The ratio of these expenses to net sales for the quarter was 18.6% compared to 15.5% for the same period in 2001.  Acquisitions in the U.S. pharmacy services business caused the majority of the increase.  In addition, we incurred higher corporate costs primarily from increased IT costs associated with new systems and increased telecommunications expenses.

	Operating, Selling and Administrative Expenses
	Three Months Ended March 31,
	2002	2001

U.S. Pharmacy Services Business	$25,222	$17,729
International Operations	2,617	2,010
Unallocated Corporate	4,512	2,029

Total	$32,351	$21,768

U.S. Pharmacy Business

Operating, selling and administrative costs increased 42.3%, or $7.5 million, to $25.2 million for the three months ended March 31, 2002.  The quarter increase was due primarily to increased costs associated with acquired businesses, which accounted for $3.6 million of this increase for the three months ended March 31, 2002. Costs associated with opening new FDG production facilities (cyclotrons), used in the production of FDG, accounted for an additional $0.8 million for the three months and ended March 31, 2002.  The remainder of the increase is the result of increased costs in our radiopharmacy network, due to increased volumes and growth.  As a percentage of sales, operating, selling and administrative expenses increased from 13.3% in 2001 to 15.4% in 2002 for the three months ended March 31, 2002.

International Business

Operating, selling and administrative expenses increased 30.2%, or $0.6 million, to $2.6 million for the three months ended March 31, 2002. These expenses increased primarily as a result of new businesses and start-up centers. As a percentage of sales, these expenses decreased from 29.2% in 2001 to 27.3% in 2002.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased 29.9%, or $1.1 million, to $4.8 million for the three months ended March 31, 2002.  The majority of the increase for the quarter was attributable to our pharmacy services business, primarily in new FDG production facilities and new businesses, with an increase of $0.4 million for three months ended March 31, 2002. Depreciation also increased for our corporate operations, primarily for new IT systems costs associated with new systems. The prior year expenses included goodwill amortization of $1.5 million for the three months ended March 31, 2002.

	Depreciation and Amortization
	Three Months Ended March 31,
	2002	2001

U.S. Pharmacy Services Business	$2,279	$1,532
International Operations	814	877
Unallocated Corporate	1,720	1,297

Total	$4,813	$3,706

ACQUISITION OF BUSINESSES

The summary below of acquisitions that we made in 2002 and 2001 reflect acquisitions made by our continuing operations and discontinued operations.  We have not made any amendments to this section to reflect the discontinuation of our CMI operations and certain overseas locations announced on June 14, 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash, cash equivalents and investments of $23.6 million at March 31, 2002 compared to $28.9 million at December 31, 2001. Total debt from continuing operations was $31.3 million at March 31, 2002 compared to $41.5 million at December 31, 2001, a reduction of $10.2 million. We had a positive cash flow from operations of $12.5 million during the first three months of 2002.  We used a portion of this cash flow to pay down debt balances. Working capital from continuing operations decreased slightly to $71.9 million from $72.9 million at December 31, 2001.

On January 17, 2002, we completed an asset securitization agreement using the trade receivables as collateral. Under this facility, we sell our receivables generated from our U.S. radiopharmacy operations to a wholly-owned subsidiary, Syncor Financing Corporation, which in turn sells the receivables to a third party. These secured borrowings resulted in interest savings for the quarter ended March 31, 2002 of approximately $0.2 million. At March 31, 2002, we had $61.2 million extended on this $65 million agreement. In addition, we had borrowings of $102.0 million outstanding on our $167.5 million credit line. Based upon our current acquisition and capital plans we believe we have sufficient resources available to fund our 2002 capital needs.

As further described in note 2, if the merger agreement is terminated, we could be required to pay Cardinal Health termination fees ranging from $4.0 million to $24.1 million.  If this obligation becomes payable, we expect to pay such amounts using our borrowing capacity under our existing credit agreements.

FORWARD LOOKING STATEMENT

Except for the historical information and discussions contained herein, statements contained in this Report on Form 10-Q may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including: our pending acquisition by Cardinal Health; changes in the regulation of the healthcare industry at either or both of the federal and state levels; changes or delays in reimbursement for our services by governmental or private payers; our failure to continue to develop and market new products and services and to keep pace with technological change; competitive pressures; failure to obtain or protect intellectual property rights; quarterly fluctuations in revenues and volatility of our stock price; our ability to attract and retain key personnel; currency risks; dependence on certain suppliers; our ability to successfully manage acquisitions and alliances; legal, political and economic changes; and other risks, uncertainties and factors discussed  in the "Risk Factors" section in the Annual Report on Form 10-K/A-1 for December 31, 2001 and elsewhere herein, in our other filings with the SEC or in materials incorporated by reference.  Given these uncertainties, undue reliance should not be placed on such forward-looking statements.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest income earned on our investment portfolio is affected by changes in the general level of U.S. interest rates. Our line of credit borrowings effectively bear interest at variable rates and therefore, changes in U.S. interest rates affect interest expense incurred thereon. Changes in interest rates do not affect interest expense incurred on our fixed rate debt. There have been no significant changes in the debt instruments from the table as filed in the annual report on Form 10-K/A-1 at December 31, 2001.

SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	10.	Material Contracts

10.1

Severance and Release Agreement, dated January 31, 2002, between Haig Bagerdjian and the Company, filed as Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2002, as incorporated herein by reference.

10.2

Severance and Release Agreement, dated April 5, 2002, between David Ward and the Company, filed as Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2002, as incorporated herein by reference.

	99.	Additional Exhibits

		99.1	Certification of CEO and CFO Regarding Quarterly Report on Form 10-Q/A-1.

(b)	Reports on Form 8-K filed in the Quarter Ended March 31, 2002

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Syncor International Corporation
(Registrant)

October 11, 2002	By: /s/ William P. Forster
William P. Forster
Senior Vice President and Chief Financial Officer
(Principal Financial/Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Robert G. Funari, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A-1 of Syncor International Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:   October 11, 2002

By /s/Robert G. Funari
Robert G. Funari President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, William P. Forster, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A-1 of Syncor International Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:   October 11, 2002

By /s/William P. Forster
William P. Forster Sr. Vice President and Chief Executive Officer

Exhibit 99.1

Certification of CEO and CFO
Regarding Quarterly Report on Form 10-Q/A-1
For the Quarter Ended March 31, 2002

           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350, as adopted), Robert G. Funari, Chief Executive Officer of Syncor International Corporation (the "Company"), and William P. Forster, Chief Financial Officer of the Company, hereby certify that, to the best of their knowledge,

1.

The Company's Quarterly Report on Form 10-Q/A-1 for the period ended March 31, 2002 (the "Covered Report"), which this Certification accompanies, fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Covered Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by the Covered Report and results of operations of the Company for the period covered by the Covered Report.

Dated:   October 11, 2002

/s/ Robert G. Funari
Robert G. Funari
President and Chief Executive Officer

/s/ William P. Forster
William P. Forster
Sr. Vice President and Chief Financial Officer