Form 10-Q/A
period 2002-06-30
SYNCOR INTERNATIONAL CORP /DE/
filed 2002-10-11
CIK 202763

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10‑Q/A-1

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

EXPLANATORY NOTE

On June 14, 2002, Syncor International Corporation entered into an agreement and plan of merger with Cardinal Health, Inc. and its wholly-owned subsidiary, Mudhen Merger Corp., pursuant to which Mudhen Merger Corp. will merge into Syncor and we will become a wholly-owned subsidiary of Cardinal Health upon the satisfaction of various conditions, including approval of the merger agreement by our stockholders.  Also on June 14, 2002, we announced our decision to discontinue certain of our operations, including: our U.S. medical imaging business operated under our subsidiary, Comprehensive Medical Imaging, Inc. (previously a separate segment for reporting purposes); certain overseas locations; and our brachytherapy seeds manufacturing operations.  The merger agreement requires the filing of a proxy statement, which will incorporate by reference our Form 10-K for the year ended December 31, 2001, our Form 10-Q for the quarter ended March 31, 2002, and our Form 10-Q for the quarter ended June 30, 2002.

This Form 10-Q/A-1 also includes certain additional disclosures required by the Staff of the Securities and Exchange Commission.  We are also filing with this Form 10-Q/A-1, as Exhibit 99.1, the Certification of CEO and CFO required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 1.

SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	JUNE 30, 2002

DECEMBER 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$ 10,000	$ 17,634
Short‑term investments	6,754	10,215
Trade receivables, net	113,057	97,003
Inventory	28,224	28,879
Prepaids and other current assets	22,106	19,215
Total assets – discontinued operations (note 2)	283,541	283,154

Total current assets	463,682	456,100

Marketable investment securities	508	1,006
Property and equipment, net	96,677	86,812
Excess of purchase price over net assets acquired, net	35,771	30,498
Other assets	14,543	13,425

	$611,181	$587,841

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 67,549	$ 62,021
Accrued liabilities	45,226	13,982
Accrued wages and related costs	15,225	13,149
Federal and state taxes payable	7,421	4,530
Current maturities of long-term debt	1,897	6,345
Total liabilities – discontinued operations (note 2)	209,595	215,635

Total current liabilities:	346,913	315,662

Long-term debt, net of current maturities	31,493	35,118
Deferred taxes	2,439	2,233

Stockholders' equity:
Common stock, $.05 par value	1,428	1,420
Additional paid-in capital	127,193	124,909
Notes receivable-related parties	(3,337)	(6,197)
Accumulated other comprehensive income	(4,814)	(3,653)
Retained earnings	147,802	151,888
Treasury stock, at cost; 3,750 shares at June 30, 2002 and
3,575 shares at December 31, 2001	(37,936)	(33,539)

Total stockholders' equity	230,336	234,828

	$611,181	$587,841

See notes to condensed consolidated financial statements.

SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

THREE MONTHS ENDED JUNE 30,
	2002	2001

Net sales	$189,322	$144,377

Cost of sales	128,728	100,320

Gross profit	60,594	44,057

Operating, selling and administrative expenses	42,008	23,584

Depreciation and amortization	4,789	3,616

Operating income	13,797	16,857

Other income (expense), net	169	(548)

Income from continuing operations before taxes	13,966	16,309

Provision for income taxes	5,377	6,184

Income from continuing operations	$8,589	$10,125

Income (loss) from discontinued operations, net of taxes	(23,583)	857

Net income (loss)	$(14,994)	$10,982

Net income (loss) per share – Basic:

Continuing operations	$0.34	$0.41
Discontinued operations	($0.95)	$0.03

Net income (loss) per share	($0.61)	$0.44

Net income (loss) per share – Diluted:

Continuing operations	$0.32	$0.38
Discontinued operations	($0.88)	$0.03

Net income (loss) per share	($0.56)	$0.41

Weighted average shares outstanding – Basic	24,782	24,766

Weighted average shares outstanding – Diluted	26,880	26,936

See notes to condensed consolidated financial statements.

SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(in thousands, except per share data)

SIX MONTHS ENDED JUNE 30,
	2002	2001

Net sales	$362,900	$284,470

Cost of sales	247,302	198,194

Gross profit	115,598	86,276

Operating, selling and administrative expenses	74,359	45,352

Depreciation and amortization	9,602	7,323

Operating income	31,637	33,601

Other expense, net	(915)	(1,508)

Income from continuing operations before taxes	30,722	32,093

Provision for income taxes	11,827	12,506

Income from continuing operations	$18,895	$19,587

Income (loss) from discontinued operations, net of taxes	(22,981)	1,602

Net income (loss)	($4,086)	$21,189

Net income (loss) per share – Basic:

Continuing operations	$0.76	$0.80
Discontinued operations	($0.93)	$0.07

Net income (loss) per share	($0.17)	$0.87

Net income (loss) per share – Diluted:

Continuing operations	$0.71	$0.72
Discontinued operations	($0.86)	$0.06

Net income (loss) per share	($0.15)	$0.78

Weighted average shares outstanding – Basic	24,774	24,439

Weighted average shares outstanding – Diluted	26,786	27,008

See notes to condensed consolidated financial statements

SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

SIX MONTHS ENDED JUNE 30,
	2002	2001

Cash flows from operating activities:
Net income (loss)	($4,086)	$21,189
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Loss (income) from discontinued operations	22,981	(1,602)
Depreciation and amortization	9,602	7,323
Provision for losses on receivables	798	363
Amortization of loan guarantee	-	842
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(17,444)	(12,379)
Inventory	534	42,270
Prepaids and other current assets	(2,936)	(2,522)
Other assets	(238)	1,781
Accounts payable	5,496	(24,156)
Accrued liabilities	32,596	(1,768)
Accrued wages and related costs	2,086	(6,438)
Federal and state taxes payable	4,143	1,452
Deferred taxes	206	1,476

Net cash provided by operating activities	53,738	27,831

Cash flows from investing activities:
Purchase of property and equipment, net	(14,242)	(15,910)
Acquisitions of businesses, net of cash acquired	(6,446)	(4,765)
Net decrease (increase) in short-term investments	3,428	(1,297)
Net decrease (increase) long-term investment	498	(3)
Unrealized gain on investments	2	3

Net cash used in investing activities	(16,760)	(21,972)

Cash flows from financing activities:
Proceeds from long-term debt	-	39,362
Repayment of long-term debt	(12,862)	(6,622)
Notes receivable-related parties	2,860	11,469
Issuance of common stock	1,118	5,320
Reacquisition of common stock for treasury	(4,397)	(13,927)
Loans to discontinued operations (Note 2)	(27,288)	(35,101)

Net cash (used in) provided by financing activities	(40,569)	501

Net change in cash and cash equivalents	(3,591)	6,360

Effect of exchange rate on cash	290	(50)

Cash from discontinued operations (Note 2)	(4,333)	3,099

Cash and cash equivalents at beginning of period	17,634	19,498

Cash and cash equivalents at end of period	$ 10,000	$28,907

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

2.          MERGER AGREEMENT, DISCONTINUED OPERATIONS AND OTHER CHARGES.On June 14, 2002, we entered into an agreement and plan of merger with Cardinal Health Inc. (Cardinal Health) and its wholly owned subsidiary, Mudhen Merger Corp. Under the terms and subject to the conditions of the agreement, we will become a wholly owned subsidiary of Cardinal Health. The merger agreement provides for Syncor stockholders to receive 0.52 Cardinal Health shares for each Syncor share they own.  Pursuant to certain terms and conditions in the merger agreement, if the agreement is terminated we could be required to pay Cardinal Health termination fees ranging from $4,000,000 to $24,125,000. The obligation to pay, and the amount of such fees are based upon the circumstances relating to the termination.  The transaction is expected to be completed by the end of 2002, subject to the satisfaction of customary conditions, including Syncor stockholder approval.  Syncor’s stockholder meeting is expected to take place in the fall of 2002.

We also announced on June 14, 2002 our decision to discontinue certain operations including our medical imaging business-CMI (a separate segment for reporting purposes), certain overseas locations and the brachytherapy seeds manufacturing operations of the Pharmacy Services Business. On June 14, 2002, we recorded net after-tax charges in discontinued operations for severance, impairment of assets held for sale and other charges totaling $24.9 million or $0.93 per fully diluted share. Included in discontinued operations was a net after tax charge of $11.2 million or $0.42 per fully diluted share for CMI.  Of this total, $1.5 million related to our change in estimates for contractual allowances, $4.2 million related to the change in estimated reserves for bad debt, $1.1 million related to a write-down of existing costs of a billing system that would no longer be utilized and $4.4 million related to severance expenses.  The adjustments to contractual allowances and bad debt reserves were made after extensive reviews of our billing and collection processes completed in June 2002. Included in these reviews were recommendations from outside consultants for enhancements to our reporting systems and methodology for estimating and recording our contractual allowances and bad debt reserves.  Based upon these refinements and improvements we identified the need for an adjustment to contractual allowances and bad debt reserves. The timing of the changes to these estimates for contractual allowances and bad debt reserves was not related to the decision to discontinue the operations of CMI. The charges relating to our overseas business totaled $13.2 million, net after taxes. Of this amount, $1.0 million related to severance charges with the remaining $12.2 million related to asset impairment charges.  The $0.5 million of charges related to the seeds manufacturing facilities was for the discontinuance of seeds production.

We are marketing each of the discontinued operations for sale with the exception of the seeds business, which has been closed, and an investment in Brazil, which has been terminated.  We are considering offers for the sale of our imaging business in the U.S. and Puerto Rico (see Subsequent Events information in note 10).  We are also in various stages of discussions with U.S. and local foreign buyers for the sale of our discontinued overseas operations.  We expect to complete these transactions within one year from our June 14, 2002 announcement to discontinue these operations as prescribed by the Financial Accounting Standards Board (FASB), in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  We recorded severance related accruals both in our overseas business and CMI in accordance with the provisions of the FASB, Emerging Issues Task Force (EITF) No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Further, there were no material changes in the severance related accruals nor any payments charged against this liability from the date of announcement through June 30, 2002, thus no additional disclosures need to be made in this Form 10-Q/A-1. We will disclose the changes in the severance related accruals in accordance with EITF No. 94-3 in future filings.

Our June 14, 2002 announcement also included a special charge to earnings of $5.0 million ($3.1 million net of tax or $0.11 per fully diluted share). Of this amount $2.5 million related to severance and information technology reorganization costs and $0.6 million related to expenses arising from the transaction with Cardinal Health.

The merger agreement for the Cardinal Health transaction requires the filing of a proxy statement which will incorporate by reference the Forms 10-Q for the quarters ended June 30, 2002 and March 31, 2002 and the Form 10-K for the year ended December 31, 2001.  We are filing this Form 10-Q/A-1 to reflect certain additional disclosures requested by the staff of the Securities and Exchange Commission.

The following represents income statement data from the discontinued operations:

Income statement data:

	For Three Months Ended		For Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Revenues	$40,157	$43,315	$ 82,063	$84,638
Costs and expenses	72,265	41,901	113,189	81,997

Operating income (loss)	(32,108)	1,414	(31,126)	2,641
Income tax expense (benefit)	(8,525)	557	(8,145)	1,039

Income (loss) from
discontinued operations	($23,58)	$ 857	($22,981)	$ 1,602

The following table summarizes the major assets and liabilities for discontinued operations. The inter-company payables and stockholders’ deficit are eliminated in consolidation and therefore do not appear on the face of the balance sheet. The discontinued balance sheet is as follows:

	June 30, 2002	December 31, 2001

Current assets	$ 68,673	$ 74,450
Property and equipment	96,046	90,552
Intangibles and goodwill	118,822	118,152

Total assets	$283,541	$283,154

Current liabilities	$ 34,114	$30,088
Long-term debt	163,397	175,531
Inter-company payables	94,224	68,381
Deferred taxes	9,808	8,463
Other liabilities	2,276	1,553
Stockholders deficit	(20,278)	(862)

Total liabilities and stockholders’ deficit	$283,541	$283,154

Included in the June 30, 2002 long-term debt are borrowings from bank financings of approximately $120.1 million with the remainder primarily capital leases generally with five-year terms.  The bank borrowings are unsecured and payable in a lump sum on May 1, 2006 with a floating interest rate of Libor plus 1.625% or prime rate.

Of the $27.2 million and $35.1 million of loans to discontinued operations included in the statement of cash flows for the six months ended June 30, 2002 and 2001, respectively, approximately $1.8 million and $8.0 million represent loans to CMI (our medical imaging business) for operating cash purposes for each respective period.  In addition, approximately $26.5 million and $25.9 million represent loans made to our discontinued overseas businesses for operating cash and acquisition purposes during the six months ended June 31, 2002 and 2001, respectively. Approximately $1.1 million and $1.2 million represent payment from and loans to our discontinued seeds manufacturing business for operating cash purposes during the six months ended June 30, 2002 and 2001, respectively.  These loans are comprised of short-term inter-company loans.  These inter-company loans are eliminated in consolidation, except for the statement of cash flows, which reflects the lending activities between the continuing and discontinued operations in order to provide disclosure of such activity.

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

Cardiolite sales represented $95.8 million and $79.9 million, or approximately 50.6% and 55.3%, of our total sales during the quarters ended June 30, 2002 and 2001, respectively. Cardiolite sales represented $184.4 million and $156.9 million, or approximately 50.8% and 55.1%, of our total sales during the six months ended June 30, 2002 and 2001, respectively.

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

(Dollars in thousands, except per share data)	Three Months Ended, June 30, 2002	Three Months Ended, June 30, 2001	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001

Net income
Reported net income (loss)	($14,994)	$10,982	($4,086)	$21,189
Goodwill amortization (net of taxes)	-	929	-	1,847
Adjusted net income	($14,994	$11,911	($4,086)	$23,036

Earnings per share: Basic
Reported	($0.61)	$ 0.44	($0.17)	$ 0.87
Goodwill	0.00	0.04	0.00	0.08
Adjusted earnings per share	($0.61)	$ 0.48	($0.17)	$ 0.95

Earnings per share: Diluted
Reported	($0.56)	$ 0.41	($0.15)	$ 0.78
Goodwill	0.00	0.03	0.00	0.07
Adjusted earnings per share	($0.56)	$ 0.44	($0.15)	$ 0.85

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

5.           COMPREHENSIVE INCOME (LOSS).  Other comprehensive income (loss) includes foreign currency translation adjustments and net unrealized gains and losses on investments in equity securities. Such amounts are as follows:

For the three months ended:	June 30, 2002		June 30, 2001
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount

Foreign currency translation adjustments	$(1,232)	$-	$(1,232)	$82	$-	$82

Unrealized gains (losses) on investments:
Unrealized holding gains (losses)
arising during period	3	(1)	2	-	-	-

Other comprehensive income (loss)	(1,229)	(1)	(1,230)	82	-	82

Net income (loss)	(9,617)	(5,377)	(14,994)	17,166	(6,184)	10,982

Total comprehensive income (loss)	$(10,846)	$(5,378)	$(16,224)	$17,248	$(6,184)	$11,064

For the six months ended:	June 30, 2002		June 30, 2001
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount

Foreign currency translation adjustments	$(1,163)	$-	$(1,163)	$(57)	$-	$(57)

Unrealized gains (losses) on investments:
Unrealized holding gains (losses)
arising during period	3	(1)	2	-	(1)	-

Other comprehensive income (loss)	(1,160)	(1)	(1,161)	(53)	(1)	(54)

Net income (loss)	(7,741)	(11,827)	(4,086)	34,734	(13,545)	21,189

Total comprehensive income (loss)	$(6,581)	$(11,828)	$(5,247)	$34,681	$(13,546)	$21,135

6.           SEGMENT INFORMATION.Syncor has identified two primary operating segments: U.S. Pharmacy Services and International Operations.  The third segment, which was the U.S. Medical Imaging Business, has been excluded from this segment presentation since the operations have been discontinued. The international locations and seeds manufacturing operations that have been discontinued have also been excluded from the segment presentation. Segment selection was based upon internal organizational structures, the process by which these operations are managed and evaluated, the availability of separate financial results, and materiality considerations. Segment detail is summarized as follows:

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

The reconciliation of the numerator and denominators of the basic and diluted earnings per share computations are as follows for the three and six months ended June 30, 2002 and 2001:

	THREE MONTHS ENDED,
	June 30, 2002				June 30, 2001
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net income (loss):

Continuing Operations	8,589			10,125
Discontinued Operations	(23,583)			857

Basic EPS:		24,782			24,766

Continuing Operations	8,589		$0.34			$0.41
Discontinued Operations	(23,583)		($0.95)			$0.03

Effect of Dilutive Stock Options		2,098			2,170

Diluted EPS:		26,880			26,936

Continuing Operations	8,589		$0.32			$0.38
Discontinued Operations	(23,583)		($0.88)			$0.03

	SIX MONTHS ENDED,
	June 30, 2002				June 30, 2001
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net income (loss):

Continuing Operations	18,895			19,587
Discontinued Operations	(22,981)			1,602

Basic EPS:		24,774			24,439

Continuing Operations	18,895		$0.76	19,587		$0.80
Discontinued Operations	(22,981)		($0.93)	1,602		$0.07

Effect of Dilutive Stock Options		2,012			2,569

Diluted EPS:		26,786			27,008

Continuing Operations	18,895		$0.71	19,587		$0.73
Discontinued Operations	(22,981)		$0.86	1,602		$0.06

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

When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected undiscounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and goodwill amounted to $147.0 million as of June 30, 2001.

Through December 31, 2001, the cost in excess of net assets of acquired businesses is being amortized on a straight-line basis over periods of 15 to 40 years.

In the first quarter of 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” was effective and as a result, we ceased amortizing approximately $30.5 million of goodwill. We had recorded approximately $1.8 million of goodwill amortization during the six months ended June 30, 2001.  Under the provisions of the Statement, we did not record amortization related to any post-June 30, 2001 acquisitions. In lieu of amortization, we are required to perform an initial impairment review of our recorded intangibles and goodwill in 2002 and an annual impairment review thereafter. We completed our initial review during the first and second quarter of 2002, and there was no adjustment to intangible assets recorded balances or estimated useful lives, and no adjustments to goodwill.

NET SALES

Net sales increased 31.1%, or $44.9 million, to $189.3 million for the three months ended June 30, 2002 and increased 27.6%, or $78.4 million, to $362.9 million for the six months ended June 30, 2002. Both of our business segments had sales growth during the quarter.  U.S. Pharmacy Services revenue increase was primarily due to same store radiopharmacy growth.  The sales growth for International operations was primarily from acquisitions and growth in our Taiwan businesses.  Cardiolite sales represented $95.8 million and $79.9 million, or approximately 50.6% and 55.3%, of our total sales during the quarters ended June 30, 2002 and 2001, respectively. Cardiolite sales represented $184.4 million and $156.9 million, or approximately 50.8% and 55.1%, of our total sales during the six months ended June 30, 2002 and 2001, respectively.

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

On January 17, 2002, we completed an asset securitization agreement using the trade receivables as collateral. Under this facility, we sell our receivables generated from our U.S. radiopharmacy operations to a wholly-owned subsidiary, Syncor Financing Corporation, which in turn sells the receivables to a third party. These secured borrowings resulted in interest savings for the quarter ended June 30, 2002 of approximately $0.2 million. At June 30, 2002, we had $64.3 million extended on this $65 million agreement. In addition, we had borrowings of $88.0 million outstanding on our $167.5 million credit line. Based upon our current acquisition and capital plans we believe we have sufficient resources available to fund our 2002 capital needs.

As further described in note 3, if the merger agreement is terminated, we could be required to pay Cardinal Health termination fees ranging from $4.0 million to $24.1 million.  If this obligation becomes payable, we expect to pay such amounts using our borrowing capacity under our existing credit agreements.

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

The second proposal was to ratify the selection of KPMG LLP as the Company’s independent auditors for the 2002 fiscal year. The stockholders ratified the selection:

FOR	AGAINST
20,010,594	1,719,424

3.	The third proposal was to approve the Employee Stock Purchase Plan. The stockholders approved the Plan:

FOR	AGAINST
19,657,794	2,072,224

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	10.	Material Contracts

		10.1	Syncor International Corporation Corporate Officers Incentive Plan for 2002, filed as Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

10.2

Amendment to Stock Incentive Plans of Syncor International Corporation, effective as of March 22, 2002, filed as Exhibit 10.2 to the Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

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

	11.	Statement re: Computation of Per Share Earnings

Computation can be clearly determined from the material contained in Part I of this Form 10-Q/A-1.

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
William P. Forster Sr. Vice President and Chief Executive Officer

Exhibit 99.1

Certification of CEO and CFO
Regarding Quarterly Report on Form 10-Q/A-1
For the Quarter Ended June 30, 2002

           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350, as adopted), Robert G. Funari, Chief Executive Officer of Syncor International Corporation (the "Company"), and William P. Forster, Chief Financial Officer of the Company, hereby certify that, to the best of their knowledge,

1.

The Company's Quarterly Report on Form 10-Q/A-1 for the period ended June 30, 2002 (the "Covered Report"), which this Certification accompanies, fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Covered Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by the Covered Report and results of operations of the Company for the period covered by the Covered Report.

Dated:  October 11, 2002

/s/ Robert G. Funari
Robert G. Funari
President and Chief Executive Officer

/s/ William P. Forster
William P. Forster
Sr. Vice President and Chief Financial Officer