Form 10-Q
period 2002-09-30
SYNCOR INTERNATIONAL CORP /DE/
filed 2002-11-19
CIK 202763

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended September 30, 2002               Commission File Number 0-8640




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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 31, 2002, 26,219,271 shares of $.05 par value common stock were outstanding.

--------------------------------------------------------------------------------

                SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                    Page
                                                                                                    ----

Part I.    Financial Information ................................................................      3



       Item 1.  Condensed Consolidated Financial Statements .....................................      3



               Balance Sheets as of September 30, 2002 and December 31, 2001 ....................      3



               Statements of Operations for Three Months Ended September 30, 2002 and 2001 ......      5



               Statements of Operations for Nine Months Ended September 30, 2002 and 2001 .......      7



               Statements of Cash Flows for Nine Months Ended September 30, 2002 and 2001 .......      9



               Notes to Condensed Consolidated Financial Statements .............................      10



       Item 2.  Management's Discussion and Analysis of Financial Condition .....................      16



       Item 3.  Quantitative and Qualitative Disclosures about Market Risk ......................      25



       Item 4.  Controls and Procedures .........................................................      25



Part II.   Other Information ....................................................................      27



       Item 5.  Other Information  ..............................................................      27



       Item 6.  Exhibits and Reports on Form 8-K ................................................      29



Signature .......................................................................................      30



Certifications ..................................................................................      31

Part I.  FINANCIAL INFORMATION

Item 1.

                SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                 (in thousands)


                                                                          SEPTEMBER 30, 2002                   DECEMBER 31, 2001
ASSETS

Current assets:

       Cash and cash equivalents                                                    $ 21,541                            $ 17,634

       Short-term investments                                                         16,611                              10,215

       Trade receivables, net                                                        106,715                              97,003

       Inventory                                                                      28,875                              28,879

       Prepaids and other current assets                                              23,824                              19,215

       Total assets - discontinued operations (note 2)                               235,794                             283,154


             Total current assets                                                    433,360                             456,100



Marketable investment securities                                                         510                               1,006

Property and equipment, net                                                           98,192                              86,812

Excess of purchase price over net assets acquired, net                                36,368                              30,498

Other assets                                                                          13,457                              13,425


                                                                                    $581,887                            $587,841


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

       Accounts payable                                                             $ 65,204                            $ 62,021

       Accrued liabilities                                                            27,012                              13,982

       Accrued wages and related costs                                                21,677                              13,149

       Federal and state taxes payable                                                     -                               4,530

       Current maturities of long-term debt                                            1,922                               6,345

       Total liabilities - discontinued operations (note 2)                          221,109                             215,635


            Total current liabilities:                                               336,924                             315,662

Long-term debt, net of current maturities                                             18,941                              35,118

Deferred taxes                                                                         2,661                               2,233


Stockholders' equity:

       Common stock, $.05 par value                                                    1,493                               1,420

       Additional paid-in capital                                                    150,900                             124,909

       Notes receivable-related parties                                               (3,337)                             (6,197)

       Accumulated other comprehensive loss                                           (7,070)                             (3,653)

       Retained earnings                                                             119,311                             151,888

       Treasury stock, at cost; 3,750 shares at September 30, 2002 and 3,575 shares at December 31, 2001

                                                                                     (37,936)                            (33,539)

            Total stockholders' equity                                               223,361                             234,828

                                                                                    $581,887                            $587,841

See notes to condensed consolidated financial statements.

                SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (in thousands, except per share data)





                                                                              THREE MONTHS ENDED SEPTEMBER 30,

                                                                           2002                             2001

Net sales                                                                $  192,212                    $   149,818


Cost of sales                                                               133,458                        105,009

       Gross profit                                                          58,754                         44,809


Operating, selling and administrative expenses                               42,104                         29,506


Depreciation and amortization                                                 5,007                          4,391

       Operating income                                                      11,643                         10,912


Other income (expense), net                                                 (2,114)                            595

Income from continuing operations before taxes                                9,529                         11,507

Provision for income taxes                                                    5,870                          4,432

Income from continuing operations                                        $    3,659                    $     7,075

Income (loss) from discontinued operations, net of taxes                    (32,150)                           759
                                                                         ----------                    -----------

Net income (loss)                                                          $(28,491)                   $     7,834

Net income (loss) per share - Basic:

       Continuing operations                                             $     0.14                    $      0.29

       Discontinued operations                                           $    (1.25)                   $      0.03

Net income (loss) per share                                              $    (1.11)                   $      0.32

Net income (loss) per share - Diluted:

       Continuing operations                                             $     0.13                    $      0.26

       Discontinued operations                                           $    (1.17)                   $      0.03
                                                                         ----------                    -----------


Net income (loss) per share                                              $    (1.04)                   $      0.29



Weighted average shares outstanding - Basic                                  25,695                         24,603



Weighted average shares outstanding - Diluted                                27,405                         27,024

See notes to condensed consolidated financial statements.

                SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (in thousands, except per share data)



                                                                         NINE MONTHS ENDED SEPTEMBER 30,

                                                                           2002                     2001



Net sales                                                            $  555,112               $  434,288

Cost of sales                                                           380,760                  303,203

       Gross profit                                                     174,352                  131,085


Operating, selling and administrative expenses                          116,463                   74,859

Depreciation and amortization                                            14,609                   11,713

       Operating income                                                  43,280                   44,513


Other expense, net                                                       (3,029)                    (912)

Income from continuing operations before taxes                           40,251                   43,601


Provision for income taxes                                               17,697                   16,858

Income from continuing operations                                    $   22,554               $   26,743

Income (loss) from discontinued operations, net of taxes                (55,131)                   2,280


Net income (loss)                                                    $  (32,577)              $   29,023

Net income (loss) per share - Basic:

       Continuing operations                                         $     0.90               $     1.09

       Discontinued operations                                       $    (2.20)              $     0.09

Net income (loss) per share                                          $    (1.30)              $     1.18

Net income (loss) per share - Diluted:

       Continuing operations                                         $     0.83               $     0.99

       Discontinued operations                                            (2.04)              $     0.08

Net income (loss) per share                                          $    (1.21)              $     1.07

Weighted average shares outstanding - Basic                              25,081                   24,494


Weighted average shares outstanding - Diluted                            26,993                   27,047

See notes to condensed consolidated financial statements.

                SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                      NINE MONTHS ENDED SEPTEMBER 30,

                                                                                          2002                  2001

Cash flows from operating activities:

Net income (loss)                                                                     $(32,577)               $29,023

Adjustments to reconcile net income (loss) to net

    cash provided by operating activities:

        Loss (income) from discontinued operations                                      55,131                 (2,280)

        Depreciation and amortization                                                   14,609                 11,713

        Unrealized gain on investments                                                       3                     20

        Provision for losses on receivables                                              1,917                    772

        Amortization of loan guarantee                                                       -                  1,264

        Changes in operating assets and liabilities, net of acquisitions:

              Trade receivables                                                        (11,629)               (16,201)

              Inventory                                                                    149                 44,186

              Prepaids and other current assets                                         (1,470)                (4,041)

              Other assets                                                                (109)                 3,008

              Accounts payable                                                           3,183                (25,996)

              Accrued liabilities                                                       12,912                 (1,203)

              Accrued wages and related costs                                            8,528                 (4,485)

              Federal and state taxes payable                                            3,185                  5,259

              Deferred taxes                                                               428                  1,574

    Net cash provided by operating activities                                           54,260                 42,613

Cash flows from investing activities:

        Purchase of property and equipment, net                                        (20,741)               (32,226)

        Acquisitions of businesses, net of cash acquired                                (6,446)               (25,415)

        Purchases of short-term investments                                             (6,396)                (6,296)

        Proceeds from sales of (purchases of) long-term investments                        496                    (19)

        Net cash used in investing activities                                          (33,087)               (63,956)

Cash flows from financing activities:

        Proceeds from long-term debt                                                     3,906                 23,266

        Repayment of long-term debt                                                    (29,325)                (8,212)

        Notes receivable-related parties                                                 2,860                  9,798

        Issuance of common stock                                                        15,210                 11,625

        Reacquisition of common stock for treasury                                      (4,397)               (13,927)

        Net cash (used in) provided by financing activities                            (11,746)                22,550

        Net change in cash and cash equivalents                                          9,427                  1,207

        Cash flows (used in) provided by discontinued operations (Note 2)               (5,520)                    70

        Cash and cash equivalents at beginning of period                                17,634                 24,330

        Cash and cash equivalents at end of period                                     $21,541                $25,607

See notes to condensed consolidated financial statements.

                SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

1. GENERAL. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the nine months ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K/A-1 for the year ended December 31, 2001. Certain line items in the prior year's consolidated condensed financial statements presented herein have been reclassified to conform to the current year's presentation.

2. MERGER AGREEMENT, DISCONTINUED OPERATIONS AND OTHER CHARGES. On June 14, 2002, we entered into an agreement and plan of merger with Cardinal Health Inc. (Cardinal Health) and its wholly owned subsidiary, Mudhen Merger Corp. Under the terms and subject to the conditions of the agreement, we will become a wholly owned subsidiary of Cardinal Health. The merger agreement provides for Syncor stockholders to receive 0.52 Cardinal Health shares for each Syncor share they own. Pursuant to certain terms and conditions in the merger agreement, if the agreement is terminated we could be required to pay Cardinal Health termination fees ranging from $4,000,000 to $24,125,000. The obligation to pay, and the amount of such fees are based upon the circumstances relating to the termination. Syncor's special meeting of stockholders to consider the approval of the merger agreement is scheduled for December 6, 2002. See Part II, Item 5 - "Other Information".

We also announced on June 14, 2002 our decision to discontinue certain operations including our medical imaging business-CMI (a separate segment for reporting purposes), certain overseas locations, and the brachytherapy seeds manufacturing operations of the Pharmacy Services Business. On June 14, 2002, we recorded net after-tax charges in discontinued operations for severance, impairment of assets held for sale and other charges totaling $24.9 million or $0.93 per fully diluted share. Included in discontinued operations was a net after tax charge of $11.2 million or $0.42 per fully diluted share for CMI. Of this total, $1.5 million related to our change in estimates for contractual allowances, $4.2 million related to the change in estimated reserves for bad debt, $1.1 million related to a write-down of existing costs of a billing system that would no longer be utilized and $4.4 million related to severance expenses. The adjustments to contractual allowances and bad debt reserves were made after extensive reviews of our billing and collection processes completed in June 2002. Included in these reviews were recommendations from outside consultants for enhancements to our reporting systems and methodology for estimating and recording our contractual allowances and bad debt reserves. Based upon these refinements and improvements we identified the need for an adjustment to contractual allowances and bad debt reserves. The timing of the changes to these estimates for contractual allowances and bad debt reserves was not related to the decision to discontinue the operations of CMI. The charges relating to our overseas business totaled $13.2 million, net after taxes. Of this amount, $1.0 million related to severance charges with the remaining $12.2 million related to asset impairment charges. The $0.5 million of charges related to the seeds manufacturing facilities was for the discontinuance of seeds production.

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

In our June 14, 2002 announcement regarding the discontinuation of CMI operations, we indicated that we were entertaining bids for the sale of CMI. Since that announcement, numerous potential buyers have conducted due diligence on the CMI business. During the quarter ended September 30, 2002, we received various offers from potential buyers, and based on these offers, we believe that it is probable that the sale of CMI will result in a loss on disposal to Syncor. During the quarter ended September 30, 2002 we recognized an asset impairment charge in discontinued operations relative to CMI in an amount of $31.3 million net after tax reflective of these offers.

Accruals for Estimated Fines and Penalties
------------------------------------------

Based on the current status of the discussions with the governmental authorities described in Part II, Item 5 below, Syncor has accrued $2.5 million in the "other income and (expense), net" category for estimated potential fines and other penalties that may be imposed by U.S. governmental authorities in connection with this matter. There can be no assurance that this reserve will be sufficient to address any such fines or other penalties actually imposed by governmental authorities. At this time Syncor cannot predict the extent to which the SEC, the DOJ or any other governmental authorities will pursue administrative, civil injunctive or criminal proceedings, the imposition of fines or penalties or other remedies or sanctions.

The following represents income statement data from the discontinued operations:

Income statement data:

                                           For Three Months Ended                         For Nine Months Ended

                                   September 30, 2002     September 30, 2001      September 30, 2002     September 30, 2001


Revenues                                     $ 41,468                $43,976                $123,531               $128,614

Costs and expenses                             89,732                 42,638                 202,921                124,636

Operating income (loss)                       (48,264)                 1,338                 (79,390)                 3,978

Income tax expense (benefit)                  (16,114)                   579                 (24,259)                 1,698

Income (loss) from                           $(32,150)               $   759                $(55,131)              $  2,280
   discontinued operations

The following table summarizes the major assets and liabilities for discontinued operations. The inter-company payables and stockholders' deficit are eliminated in consolidation and therefore do not appear on the face of the balance sheet. The discontinued balance sheet is as follows:

                                              September 30, 2002         December 31, 2001


Current assets                                          $ 71,054                  $ 74,450

Property and equipment                                    92,206                    90,552

Intangibles and goodwill                                  72,534                   118,152

Total assets                                            $235,794                  $283,154


Current liabilities                                     $ 54,564                  $ 30,088

Long-term debt                                           163,954                   175,531

Inter-company payables                                    67,306                    68,381

Deferred taxes                                                 -                     8,463

Other liabilities                                          2,591                     1,553

Stockholders deficit                                     (52,621)                     (862)

Total liabilities and stockholders' deficit             $235,794                  $283,154

Included in the September 30, 2002 long-term debt are borrowings from bank financings of approximately $130.6 million with the remainder primarily capital leases generally with five-year terms.

The major components of the discontinued operations charges announced are as follows:

                                                                       Amount         Accrued
(in millions)                                          Charge        Utilized           Costs


Employee termination and severance costs                $11.4          $  2.4            $9.0


Included in the original employee termination and severance costs were estimates of 189 employees to be terminated, 29 at the corporate level and 160 at CMI. Of these totals, 41 employees were terminated in this period, 14 from the corporate level and 27 at CMI. There have been no adjustments to the liabilities accrued through September 30, 2002.

The remaining notes to the financial statements address/disclose information relevant to the continuing operations only, except for Note 9 relating to acquisitions.

3. SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES.

Our critical accounting policies and estimates are as follows:

Revenue Recognition. We recognize our revenue primarily from two sources: (i) product revenue, which includes sales from our radiopharmacies, and (ii) service revenue, primarily from our international imaging businesses and our cardiology management services. Management makes few estimates or judgments in the recording of revenues and as such few if any changes are expected in the recording of revenues. Revenues are booked based upon delivery of product to our customers. Since most of our products are compounded with radioactive materials, most have a very short useful life of approximately six hours. Due to this short life and the fact that most items are ordered for specific patients based on a doctor's prescription, we receive very few returns of product. These returns are generally handled in the same month so future revenues are not impacted and no significant allowances for returns are necessary. Service revenues are booked at the time of service. Allowances are made for contracts and bad debts in the same month as the service revenue is booked. Service revenues constitute less than 3% of our overall net revenues.

Cardiolite sales represented $97.0 million and $79.3 million, or approximately 50.5% and 52.9%, of our total sales during the quarters ended September 30, 2002 and 2001, respectively. Cardiolite sales represented $281.4 million and $238.1 million, or approximately 50.7% and 54.8%, of our total sales during the nine months ended September 30, 2002 and 2001, respectively.

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

Valuation of Long-Lived Assets and Goodwill. We assess the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

     o significant underperformance relative to expected historical or projected future operating results;

     o significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

     o   significant negative industry or economic trends; and

     o   our market capitalization relative to net book value.

4. NEW ACCOUNTING STANDARDS. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards SFAS No. 141, Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, clarifies the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. SFAS No. 142, which was effective for fiscal years beginning after December 15, 2001, requires that ratable amortization of goodwill be replaced with periodic tests of goodwill impairment and that intangible assets, other than goodwill, which have determinable useful lives, be amortized over their useful lives. The Company has adopted these accounting standards effective January 1, 2002 and determined in the transitional impairment analysis, that based upon the value of the proposed merger agreement and anticipated sales values of discontinued business assets that there was no impairment. There were no adjustments to identifiable intangible assets' useful lives or recorded balances as a result of the adoption of SFAS No.142. We will perform an annual impairment analysis of goodwill in the fourth quarter of 2002 as required by SFAS No. 142.

As more fully disclosed in Note 2, during the quarter ended September 30, 2002, we recorded an impairment charge of $31.3 million net of taxes in discontinued operations for the imaging business assets (goodwill) due to receiving bids for this business under the current carrying values of these assets. The charge was not a transitional charge under SFAS No.142, therefore the charge was recorded in discontinued operations for the quarter ended September 30, 2002.

  The following is a reconciliation of net income and earnings per share between the amounts reported for the three and nine months ended September 30, 2001 and the adjusted amounts reflecting these new accounting rules:

(Dollars in thousands, except per share  Three Months Ended,  Three Months Ended,  Nine Months Ended   Nine Months Ended
data)                                     September 30, 2002   September 30, 2001 September 30, 2002  September 30, 2001
                                          ------------------   ------------------ ------------------  ------------------
Net income

     Reported net income (loss)                   $  (28,491)             $ 7,834          $  (32,577)         $  29,023

     Goodwill amortization (net of
      taxes)                                              -                   823                  -               2,670
                                                  ----------              -------          ----------          ---------

     Adjusted net income                          $  (28,491)             $ 8,657          $  (32,577)         $  31,693
                                                  ----------              -------          ----------          ---------



Earnings per share:  Basic

     Reported                                     $    (1.11)             $  0.32          $    (1.30)         $    1.18

     Goodwill                                             -                  0.03                  -                0.11
                                                  ----------              -------          ----------          ---------

     Adjusted earnings per share                  $    (1.11)             $  0.35          $    (1.30)         $    1.29
                                                  ----------              -------          ----------          ---------



Earnings per share:  Diluted

     Reported                                     $    (1.04)             $  0.29          $    (1.21)         $    1.07

     Goodwill                                             -                  0.03                  -                0.10
                                                  ----------              -------          ----------          ---------

     Adjusted earnings per share                  $    (1.04)             $  0.32          $    (1.21)         $    1.17
                                                  ----------             --------          ----------          ---------

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No.
144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets.


The Company adopted SFAS No. 144 in the first quarter of 2002. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of SFAS No. 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. The adoption of SFAS No. 144 impacted us as certain disposal groups qualified as discontinued operations and are presented accordingly in the accompanying condensed consolidated financial statements.

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

On July 30, 2002, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No.146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The Company does not expect that the adoption of SFAS No. 146 will have a material impact on its financial position or results from operations.

5. COMPREHENSIVE INCOME (LOSS). Other comprehensive income (loss) includes foreign currency translation adjustments and net unrealized gains and losses on investments in equity securities. Such amounts are as follows:

For the three months ended:                          September 30, 2002                   September 30, 2001
                                             Before-Tax  Tax Benefit   Net-of-Tax     Before-Tax        Tax   Net-of-Tax
                                                 Amount   (Expense)        Amount         Amount    Expense       Amount

Foreign currency translation adjustments       $ (2,257)   $     -      $ (2,257)       $    87   $      -      $    87

Unrealized gains (losses) on investments:
Unrealized holding gains (losses)
   arising during period                              1          -             1             28        (11)          17


Other comprehensive income (loss)                (2,256)         -        (2,256)           115        (11)         104


Net income (loss)                               (38,735)    10,244       (28,491)        12,845     (5,011)       7,834

Total comprehensive income (loss)              $(40,991)   $10,244      $(30,747)       $12,960   $ (5,022)     $ 7,938

For the nine months ended:                           September 30, 2002                   September 30, 2001
                                             Before-Tax  Tax Benefit   Net-of-Tax     Before-Tax        Tax   Net-of-Tax
                                                 Amount   (Expense)        Amount         Amount    Expense       Amount

Foreign currency translation adjustments       $ (3,420)   $     -      $ (3,420)       $    30   $      -      $    30

Unrealized gains (losses) on investments:
Unrealized holding gains (losses)
   arising during period                              4         (1)            3             32        (12)          20

Other comprehensive income (loss)                (3,416)        (1)       (3,417)            62        (12)          50

Net income (loss)                               (39,139)     6,562       (32,577)        47,579    (18,556)      29,023

Total comprehensive income (loss)              $(42,555)   $ 6,561      $(35,994)       $47,641   $(18,568)     $29,073

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




                                                          THREE MONTHS ENDED,

                                                September 30, 2002      September 30, 2001

U.S. Pharmacy Services Business
-------------------------------

     Revenues                                          $181,877                  $142,101

     Operating Income                                  $ 23,894                  $ 15,587



International Operations
------------------------

     Revenues                                          $ 10,335                  $  7,717

     Operating Loss                                    $ (1,312)                 $   (191)



Unallocated Corporate
---------------------

     Operating Loss                                    $(10,939)                 $ (4,484)

                                                            NINE MONTHS ENDED,

                                                September 30, 2002      September 30, 2001
                                                ------------------      ------------------


U.S. Pharmacy Services Business
-------------------------------

     Revenues                                          $524,004                  $412,941

     Operating Income                                  $ 72,843                  $ 56,507



International Operations
------------------------

     Revenues                                          $ 31,108                  $ 21,347

     Operating Loss                                    $   (894)                 $   (253)

Unallocated Corporate
---------------------

     Operating Loss                                    $(28,669)                 $(11,741)

7. NET INCOME PER SHARE. Basic earnings per share (EPS) amounts are computed by dividing earnings applicable to common stockholders by the weighted average number of shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. Anti-dilutive outstanding stock options of 2,642,280 and 2,309,069 for the three months ended September 30, 2002 and 2001 and 2,661,100 and 2,307,402 for the nine months ended September 30, 2002 and 2001, respectively have been excluded from the diluted calculation, respectively.

The reconciliation of the numerator and denominators of the basic and diluted earnings per share computations are as follows for the three and nine months ended September 30, 2002 and 2001:

                                                                          THREE MONTHS ENDED,

                                                September 30, 2002                                September 30, 2001
                                                ------------------                                ------------------

                                          Income             Shares     Per Share           Income             Shares      Per Share
                                     (Numerator)      (Denominator)        Amount      (Numerator)      (Denominator)         Amount

Net income (loss):



     Continuing Operations              $  3,659                                           $ 7,075

     Discontinued Operations            $(32,150)                                          $   759



Basic EPS:                                                   25,695                                            24,603



     Continuing Operations              $  3,659                           $ 0.14          $ 7,075                             $0.29

     Discontinued Operations            $(32,150)                          $(1.25)         $   759                             $0.03



Effect of Dilutive Stock Options

                                                              1,710                                             2,421
                                                              -----                                             -----



Diluted EPS:                                                 27,405                                            27,024



     Continuing Operations              $  3,659                           $ 0.13          $ 7,075                             $0.26

     Discontinued Operations            $(32,150)                          $(1.17)         $   759                             $0.03

                                                                          NINE MONTHS ENDED,

                                                September 30, 2002                                September 30, 2001
                                                ------------------                                ------------------

                                          Income             Shares     Per Share           Income             Shares      Per Share
                                     (Numerator)      (Denominator)        Amount      (Numerator)      (Denominator)         Amount

Net income (loss):



     Continuing Operations              $ 22,554                                           $26,743

     Discontinued Operations            $(55,131)                                          $ 2,280



Basic EPS:                                                   25,081                                            24,494

     Continuing Operations              $ 22,554                            $0.90          $26,743                             $1.09

     Discontinued Operations            $(55,131)                          $(2.20)         $ 2,280                             $0.09



Effect of Dilutive Stock Options                              1,912                                             2,553
                                                              -----                                             -----



Diluted EPS:                                                 26,993                                            27,047



     Continuing Operations              $ 22,554                           $ 0.83          $26,743                             $0.99

     Discontinued Operations            $(55,131)                          $(2.04)         $ 2,280                             $0.08

8. NOTES RECEIVABLE-RELATED PARTIES. We initiated a Senior Management Stock Purchase Plan effective June 16, 1998, pursuant to which our officers and key employees purchased shares of Syncor stock. The shares were paid with a five-year interest bearing promissory note payable to us. Interest on each note is payable on each anniversary date, with the entire outstanding principal and unpaid interest due on the fifth anniversary date. As of September 30, 2002 we had eight employees with loans outstanding of $3.3 million, as compared to thirteen employees with $6.2 million outstanding at December 31, 2001.

9. ACQUISITION OF BUSINESSES. The summary below of acquisitions that we made in the third quarter of 2002 and 2001 reflect acquisitions made by our continuing operations and discontinued operations. We have not made any amendments to this note to reflect the discontinuation of our CMI operations and certain overseas locations announced on June 14, 2002.

During the third quarter of 2002, we had no acquisitions.

During the third quarter of 2001, we made four acquisition investments. The first two were in our pharmacy services business. We acquired a company that provides cardiology services for a purchase price of $13.8 million. We also acquired a domestic company that designs, manufactures and sells radiation detection and measurement equipment for the medical and nuclear power plant industry for a purchase price of $10.8 million. In addition, our medical imaging business acquired three centers via two acquisitions during the quarter. The first of these was a multi-MRI site in Florida for a purchase price of $5.1 million plus the assumption of $1.5 million of debt. Secondly we acquired two MRI centers in Texas for a purchase price of $4.3 million plus the assumption of $3.6 million of debt.

Item 2.

                SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
         For the Three and Nine Months Ended September 30, 2002 and 2001

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies and estimates are as follows:

Revenue Recognition. We recognize our revenue primarily from two sources: (i) product revenue, which includes sales from our radiopharmacies, and (ii) service revenue, primarily from our international imaging businesses and our cardiology management services. Management makes few estimates or judgments in the recording of revenues and as such few if any changes are expected in the recording of revenues. Revenues are booked based upon delivery of product to our customers. Since most of our products are compounded with radioactive materials, most have a very short useful life of approximately six hours. Due to this short life and the fact that most items are ordered for specific patients based on a doctor's prescription, we receive very few returns of product. These returns are generally handled in the same month so future revenues are not impacted and no significant allowances for returns are necessary. Service revenues are booked at the time of service. Allowances are made for contracts and bad debts in the same month as the service revenue is booked. Service revenues constitute less than 3% of our overall net revenues.

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

Valuation of Long-Lived Assets and Goodwill. We assess the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

     o significant underperformance relative to expected historical or projected future operating results;

     o significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

     o   significant negative industry or economic trends; and

     o   our market capitalization relative to net book value.

NET SALES

Net sales increased 28.3%, or $42.4 million, to $192.2 million for the three months ended September 30, 2002 and increased 27.8%, or $120.8 million, to $555.1 million for the nine months ended September 30, 2002. Both of our business segments had sales growth during the quarter. U.S. Pharmacy Services revenue increase was primarily due to same store radiopharmacy growth. The sales growth for International operations was primarily from acquisitions and growth in our Taiwan businesses. Cardiolite sales represented $97.0 million and $79.3 million, or approximately 50.5% and 52.9%, of our total sales during the quarters ended September 30, 2002 and 2001, respectively. Cardiolite sales represented $281.4 million and $238.1 million, or approximately 50.7% and 54.8%, of our total sales during the nine months ended September 30, 2002 and 2001, respectively.

                                                          Revenues
                                                          --------
                                               Three Months Ended September 30,

                                                      2002               2001

U.S. Pharmacy Services Business                   $181,877           $142,101

International Operations                            10,335              7,717

Total                                             $192,212           $149,818

                                                          Revenues
                                                          --------
                                                Nine Months Ended September 30,

                                                      2002               2001

U.S. Pharmacy Services Business                   $524,004           $412,941

International Operations                            31,108             21,347

Total                                             $555,112           $434,288




U.S. Pharmacy Business

Net sales increased 28.0%, or $39.8 million, to $181.9 million for the three months ended September 30, 2002 and by 26.9%, or $111.1 million to $524.0 million for the nine months ended September 30, 2002. This increase was driven primarily by increased sales of cardiology imaging agents. For the three months ended September 30, 2002 sales related to cardiology imaging agents increased 20.4%, or $19.6 million, and by 16.3%, or $47.3 million for the nine months ended September 30, 2002 both as a result of price and volume increases. This business also had oncology sales increases of 59.6%, or $9.7 million for the three months ended September 30, 2002, and 45.9%, or $21.8 million for the nine months ended September 30, 2002. Acquisitions made during 2001 accounted for the remainder of the increase for this business during 2002.

International Operations

Net sales increased 33.9%, or $2.6 million, to $10.3 million for the three months ended September 30, 2002 and by 45.7%, or $9.8 million to $31.1 million for the nine months ended September 30, 2002. Acquisitions accounted for the majority of the sales increase. Net sales at our existing centers or facilities were slightly higher during the quarter and year to date primarily as a result of higher pharmacy sales in certain countries. The Taiwan market did have higher same store sales, which increased 4% for the nine months ended September 30, 2002. Taiwan's sales increased 11.0%, or $0.4 million, to $3.9 million for the three months ended September 30, 2002 and by 15.1%, or $1.5 million, to $11.4 million for the nine months ended September 30, 2002 as compared to the prior year periods. (See Part II, Item 5.)

GROSS PROFIT

Gross profit increased 31.1%, or $13.9 million, to $58.8 million for the three months ended September 30, 2002 and by 33.0%, or $43.3 million to $174.4 million for the nine months ended September 30, 2002. Our consolidated gross profit margin as a percentage of sales improved to 30.6% for the three months ended September 30, 2002 as compared to 29.9% for the same period in 2001 and increased to 31.4% for the nine months ended September 30, 2002 as compared to 30.2% for the same period in 2001. The increase for the quarter and year to date was driven by continued improvement in product mix, price increases, and operating efficiencies in our radiopharmacy network and increased margins from new businesses in the Pharmacy Services Business.

                                                        Gross Profit
                                                        ------------
                                              Three Months Ended September 30,

                                                   2002              2001


U.S. Pharmacy Services Business                 $55,295           $41,391

International Operations                          3,459             3,418


Total                                           $58,754           $44,809

                                                        Gross Profit
                                                        ------------
                                               Nine Months Ended September 30,

                                                    2002             2001


U.S. Pharmacy Services Business                 $163,086         $122,137

International Operations                          11,266            8,948


Total                                           $174,352         $131,085

U.S. Pharmacy Business

Gross profit increased 33.6%, or $13.9 million, to $55.3 million for the three months ended September 30, 2002 and increased 33.5%, or $40.9 million, to $163.1 million for the nine months ended September 30, 2002. Gross profit margin as a percentage of sales increased to 30.4% for the three months ended September 30, 2002 as compared to 29.1% for the same period in 2001 and improved to 31.1% for the nine months ended September 30, 2002 as compared to 29.6% for the same period in 2001. This gross profit margin increase for the year to date was due primarily to improved margins associated with new businesses, such as the production and distribution of FDG (fluorodeoxyglucose), and higher margins associated with acquisitions in 2000 and 2001. These initiatives accounted for 0.9% of the overall margin increase on a year to date basis. The remainder of the gross profit margin increase was the result of continued leveraging of our radiopharmacy network; we continue to successfully increase volumes without comparable increases in material, labor and delivery costs.

International Operations

Gross profit increased 1.2%, or $0.1 million, to $3.5 million for the three months ended September 30, 2002 and increased 25.9%, or $2.3 million, to $11.3 million for the nine months ended September 30, 2002. Our gross profit margin as a percentage of sales decreased to 33.5% for the three months ended September 30, 2002 compared to 44.3% for the same period in 2001 and decreased to 36.2% for the nine months ended September 30, 2002 as compared to 41.9% for the same period in 2001. Margins at our existing radiopharmacy sites decreased in the quarter and year to date in 2002 primarily from increased material costs, which was offset in part by improving margins at imaging sites. Our margins were also reduced by acquired businesses, which have a lower margin than our existing businesses. Taiwan's gross margins increased 15.4%, or $0.2 million, to $1.8 million for the three months ended September 30, 2002 and by 32.8%, or $1.4 million, to $5.8 million for the nine months ended September 30, 2002 as compared to the prior year periods. (See Part II, Item 5.)

OPERATING, SELLING AND ADMINISTRATIVE EXPENSES

Operating, selling and administrative expenses increased 42.7%, or $12.6 million, to $42.1 million for the three months ended September 30, 2002 and increased by 55.6%, or $41.6 million to $116.5 for the nine months ended September 30, 2002. The ratio of these expenses to net sales for the quarter was 21.9% compared to 19.7% for the same period in 2001. For the nine months ended September 30, 2002 the ratio was 20.9% compared to 17.2% for the comparable period in 2001. Acquisitions in the U.S. pharmacy services business caused the majority of the increase. In addition, we incurred higher Corporate costs primarily from increased IT costs associated with new systems and increased telecommunications expenses. The unallocated corporate expenses include $7.3 million in costs associated with certain severance agreements and costs associated with the merger agreement with Cardinal Health Inc. Also included in these unallocated corporate expenses are certain incentive bonuses, which have increased in 2002 as compared to the prior year period.

                                                              Operating, Selling and
                                                              Administrative Expenses
                                                              -----------------------

                                                         Three Months Ended September 30,

                                                              2002             2001


U.S. Pharmacy Services Business                           $ 28,863          $23,834

International Operations                                     3,889            2,513

Unallocated Corporate                                        9,352            3,159


Total                                                     $ 42,104          $29,506

                                                             Operating, Selling and
                                                             Administrative Expenses
                                                             -----------------------

                                                         Nine Months Ended September 30,

                                                              2002             2001


U.S. Pharmacy Services Business                           $ 83,016          $60,470

International Operations                                     9,718            6,627

Unallocated Corporate                                       23,729            7,762


Total                                                     $116,463          $74,859




U.S. Pharmacy Business

Operating, selling and administrative costs increased 21.1%, or $5.0 million, to $28.9 million for the three months ended September 30, 2002 and increased 37.3%, or $22.5 million, to $83.0 million for the nine months ended September 30, 2002. The quarter and year to date increase was due primarily to increased costs associated with acquired businesses, which accounted for $4.0 million of this increase for the three months and $7.4 million for the nine months ended September 30, 2002. Costs associated with opening new FDG production facilities (cyclotrons), used in the production of FDG, accounted for an additional $0.9 million for the three months and $2.3 million for the nine months ended September 30, 2002. The remainder of the increase is the result of increased costs in our radiopharmacy network, due to increased volumes and growth. As a percentage of sales, operating, selling and administrative expenses decreased from 16.8% in 2001 to 15.9% in 2002 for the three months ended September 30, 2002 but increased from 14.6% in 2001 to 15.8% in 2002 for the nine months ended September 30, 2002. The decrease in this quarter as compared to the prior year was due to effective cost controls and sales increases, which exceeded the sales percentage increases during the first two quarters. On a year-to-date basis, acquired businesses caused the majority of this increase and sales increases were exceeded by these increased costs.

International Operations

Operating, selling and administrative expenses increased 54.8%, or $1.4 million, to $3.9 million for the three months ended September 30, 2002 and increased 46.6%, or $3.1 million, to $9.7 million for the nine months ended September 30, 2002. These expenses increased primarily as a result of new businesses and start-up centers. As a percentage of sales, these expenses increased from 31.0% in 2001 to 31.2% in 2002. (See Part II, Item 5.)

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased 14.0%, or $0.6 million, to $5.0 million for the three months ended September 30, 2002 and increased 24.7%, or $2.9 million, to $14.6 million for the nine months ended September 30, 2002. The majority of the increase both for the quarter and year to date was attributable to our pharmacy services business, primarily in new FDG production facilities and new businesses, with an increase of $0.4 million for three months ended September 30, 2002 and $1.2 million for the nine months ended September 30, 2002. Depreciation also increased for our corporate operations, primarily for new IT systems costs with an increase of $0.04 million for the three months ended September 30, 2002 and $3.1 million for the nine months ended September 30, 2002. The prior year expenses included goodwill amortization of $1.4 million for the three months ended September 30, 2001 and $4.5 million for the nine months ended September 30, 2001.

                                                       Depreciation and Amortization
                                                       -----------------------------

                                                     Three Months Ended September 30,

                                                             2002               2001


U.S. Pharmacy Services Business                           $ 2,538            $ 1,970

International Operations                                      882              1,096

Unallocated Corporate                                       1,587              1,325


Total                                                     $ 5,007            $ 4,391


                                                       Depreciation and Amortization
                                                       -----------------------------

                                                      Nine Months Ended September 30,

                                                             2002               2001


U.S. Pharmacy Services Business                           $ 7,227            $ 5,160

International Operations                                    2,442              2,574

Unallocated Corporate                                       4,940              3,979


Total                                                     $14,609            $11,713

ACQUISITION OF BUSINESSES

The summary below of acquisitions that we made in the third quarter ended September 30, 2001 reflect acquisitions made by our continuing operations and discontinued operations. We have not made any amendments to this section to reflect the discontinuation of our CMI operations and certain overseas locations announced on June 14, 2002.

During the third quarter of 2002, we had no acquisitions.

During the third quarter of 2001, we made four acquisition investments. The first two were in our pharmacy services business. We acquired a company that provides cardiology services for a purchase price of $13.8 million. We also acquired a domestic company that designs, manufactures and sells radiation detection and measurement equipment for the medical and nuclear power plant industry for a purchase price of $10.8 million. In addition, our medical imaging business acquired three centers via two acquisitions during the quarter. The first of these was a multi-MRI site in Florida for a purchase price of $5.1 million plus the assumption of $1.5 million of debt. Secondly we acquired two MRI centers in Texas for a purchase price of $4.3 million plus the assumption of $3.6 million of debt.

LIQUIDITY AND CAPITAL RESOURCES

We had cash, cash equivalents and investments of $38.7 million at September 30, 2002 compared to $28.9 million at December 31, 2001. Total debt (including discontinued operations debt) was $197.7 million at September 30, 2002 compared to $226.7 million at December 31, 2001, a reduction of $29.0 million. We had a positive cash flow from operations of $54.3 million during the first nine months of 2002. We used a portion of this cash flow to pay down debt balances. Working capital (excluding discontinued operations) increased to $81.8 million from $72.9 million at December 31, 2001 primarily due to differences in accruals for severance related charges in continuing operations and accrued but unpaid bonuses.

On January 17, 2002, we completed an asset securitization agreement using the trade receivables as collateral. Under this facility, we sell our receivables generated from our U.S. radiopharmacy operations to a wholly owned subsidiary, Syncor Financing Corporation, which in turn sells the receivables to a third party. These secured borrowings resulted in interest savings for the quarter ended September 30, 2002 of approximately $0.2 million. At September 30, 2002, we had $55.6 million extended on this $65 million agreement. In addition, we had borrowings of $75.0 million outstanding on our $167.5 million credit line. Based upon our current acquisition and capital plans we believe we have sufficient resources available to fund our 2002 capital needs.

As further described in note 2, if the merger agreement is terminated under certain circumstances, we could be required to pay Cardinal Health termination fees ranging from $4.0 million to $24.1 million. If this obligation becomes payable, we expect to pay such amounts using our borrowing capacity under our existing credit agreements.

See Part II, Item 5.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest income earned on our investment portfolio is affected by changes in the general level of U.S. interest rates. Our line of credit borrowings effectively bear interest at variable rates and therefore, changes in U.S. interest rates affect interest expense incurred thereon. Changes in interest rates do not affect interest expense incurred on our fixed rate debt. There have been no significant changes in the debt instruments at December 31, 2001 from the table as filed in the annual report on Form 10-K/A-1.

Item 4.

CONTROLS AND PROCEDURES

         (a)      Evaluation of Disclosure Controls and Procedures. The
                  -------------------------------------------------
                  Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, and except for the matters described in subsection (b) below, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act.

         (b)      Limitations on the Effectiveness of Controls.
                  ---------------------------------------------

                  (i) As a result of Cardinal Health's due diligence relating to the previously announced planned merger of the two companies, it was brought to the Company's attention that certain payments made and other transactions engaged in by international subsidiaries involving customers in several foreign jurisdictions appear to have violated both foreign and U.S. law, including the payment, record-keeping and controls provisions of the Foreign Corrupt Practices Act. On November 6, 2002, we announced that a committee of outside directors, together with outside counsel, has been investigating the propriety of these payments and other transactions. Based upon the preliminary results of this internal investigation (see Item 5 of Part II below), the Company has concluded that there appear to be deficiencies and weaknesses in its internal compliance programs and internal audit functions and that the Company must modify and enhance its internal compliance programs and internal audit functions so that actions of the type described in this paragraph will not occur in the future. The Company is in the process of reviewing its existing internal compliance programs and internal audit functions and intends to implement the necessary changes to rectify any deficiencies and weaknesses in its internal audit function and its compliance programs relating to Syncor's international operations. In the course of such review, we are seeking to identify data errors, controls problems or violations of law and to confirm that appropriate corrective action be undertaken.

                  (ii) The Company's management, including the CEO and CFO, does not expect that our disclosure controls and procedures will prevent all error and all violations of law. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and violations of law, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in any control system, misstatements due to error or violations of law may occur and not be detected.

         (c)      Changes in Internal Controls. Since the Evaluation Date, there
                  -----------------------------
                  have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls, except with respect to the matters disclosed in subsection (b) above and the action that the Company intends to take in response to such matters in order to correct any deficiencies and weaknesses in its internal audit functions and the compliance programs of Syncor's international operations.

                SYNCOR INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 5.

OTHER INFORMATION

Recent Developments

Investigation of Foreign Operations

In a press release issued on November 6, 2002 (the "November 6 Press Release"), Syncor announced that a newly established committee of three outside directors, together with outside counsel, has been investigating the propriety of certain payments made by international subsidiaries to certain customers in various foreign countries, and would also investigate Syncor's other foreign operations. Syncor said that the payments were brought to its attention by Cardinal Health, Inc. ("Cardinal Health"), which learned of them in the course of its ongoing post-signing due diligence relating to the previously announced planned merger (the "Merger") of the two companies pursuant to a merger agreement, dated as of June 14, 2002 (the "Merger Agreement"), among Syncor, Cardinal Health and Mudhen Merger Corp., a wholly owned subsidiary of Cardinal Health.

The November 6 Press Release also stated that Mr. Monty Fu, Chairman of Syncor, and his brother, Mr. Moses Fu, Director, Asia Region -- Syncor Overseas LTD., had gone on paid leave pending completion of an investigation into their involvement in the payments, and that Monty Fu had agreed to suspend his participation as a director of Syncor pending completion of the investigation. In the November 6 Press Release, Syncor also announced that its board of directors had elected Mr. Bernard Puckett, a current director and Chair of the special committee conducting the investigation, as lead director of the Syncor Board.

The November 6 Press Release further stated that in order to provide additional time to complete the investigation of the foreign operations and make appropriate disclosures to stockholders, Syncor had postponed its special meeting of stockholders to vote on the pending Merger from its originally scheduled date of November 19, 2002 until December 6, 2002.

Following issuance of the November 6 Press Release, Cardinal Health issued a press release in which it stated, among other things, that it "will continue to carefully monitor the Syncor situation and assess the results of the Syncor special committee's ongoing investigation as well as the results of Cardinal Health's continuing due diligence review." Cardinal Health further stated that it had not yet concluded whether the conditions to the Merger would be satisfied but that it intended to fully comply with its obligations under the Merger Agreement. Cardinal Health also stated that "there can be no assurance that the transaction involving the acquisition of Syncor by Cardinal Health will be completed."

Later on November 6, 2002, in response to inquiries from The Nasdaq National Market ("Nasdaq"), Syncor stated in a press release (the "Subsequent Press Release"), among other things, that, based on the preliminary results of the investigation, it did not believe as of such date that the amounts of the questionable payments were material to the financial results of Syncor. Syncor further stated that it needed to await completion of the investigation to be able to determine the full impact on its financial results.

Syncor also stated in the Subsequent Press Release that it did not believe as of such date, based on the information it had obtained, that it would fail to satisfy the conditions to the proposed Merger. Syncor noted, however, that no definitive determination as to the impact of the results of its investigation on Syncor or the proposed Merger could be made until the investigation is completed.

The Subsequent Press Release also noted that for Syncor's most recent fiscal year ended December 31, 2001, continuing international operations in total generated approximately 6% of its overall revenues and 7% of its gross profits, respectively. For the nine months ended September 30, 2002, continuing international operations in total also generated approximately 6% of Syncor's overall revenues and 7% of its gross profits, respectively.

On November 6, 2002, at the direction of the special committee, Syncor management ordered all of the managers of its international operations to cease making payments or providing gifts of any kind to any customer or any employee or agent of any customer.

Special Committee Investigation
-------------------------------

The special committee, working together with outside counsel and an independent forensic accounting firm, believes it has substantially completed its gathering of facts in connection with the investigation of all of Syncor's foreign operations (other than Israel where Syncor has only a licensing arrangement and no operations). The special committee also is investigating certain limited aspects of Syncor's domestic U.S. operations. The investigation has included on-site reviews by representatives of the special committee in every foreign country in which Syncor has operations. The special committee is also investigating the knowledge and/or involvement of certain employees of Syncor and its subsidiaries, including Monty Fu and Moses Fu, in the matters subject to the investigation. Analysis of the information gathered is continuing.

The following is a summary of the findings of the special committee to date based on the information it has gathered at this time. The investigation is continuing and there can be no assurance that additional issues will not be found or that the findings below will be confirmed.

     o The special committee has found that questionable payments have been made over a substantial period of time to customers, including state-owned and private healthcare facilities and certain of their employees, in Taiwan. Based on information gathered to date, some or all of the payments appear to have violated U.S. law, including various provisions of the Foreign Corrupt Practices Act of 1977 (the "FCPA"). In addition, some or all of the payments appear to have violated local Taiwan law. Over the past five years, these payments to state-owned facilities and certain of their employees appear to have totaled an estimated approximately $500,000.

     o The special committee has also found questionable payments and other transactions at Syncor operations in at least six other countries in Asia, Latin America and Europe that also may have violated U.S. law, including the payment, record-keeping and controls provisions of the FCPA. In addition, some or all of these payments appear to have violated local laws in the relevant jurisdiction.

     o During the course of its investigation of Syncor's foreign operations, the special committee identified a number of additional instances where activities of Syncor or of its subsidiaries or representatives may have constituted violations of local laws and regulations relating to, among other things, tax, competition and regulatory matters.

         While the special committee and its advisors are continuing the investigation, based on the information available at this time, Syncor does not expect that any of these payments, transactions or other matters will be material to the financial results of Syncor or will result in an adjustment or restatement of Syncor's historical financial statements. The special committee intends to complete the investigation as promptly as practicable. A final determination as to the full impact of the investigation on Syncor and Syncor's financial statements is subject to the completion of the investigation.

Governmental Discussions
------------------------

Syncor has been cooperating fully with the Securities and Exchange Commission (the "SEC") and the U.S. Department of Justice (the "DOJ") regarding the matters that have been the subject of its internal investigation. At this time, Syncor is in advanced discussions with the SEC staff concerning resolution of the potential claims that the SEC may have against Syncor regarding the matters that are the subject of the investigation. Any resolution with the staff would be subject to SEC approval. Syncor is also in advanced discussions with the DOJ concerning a resolution of these matters. Syncor is seeking to resolve these matters with the SEC and the DOJ as promptly as practicable although there can be no assurance that such discussions will result in a satisfactory resolution of these matters. At this time Syncor cannot predict the extent to which the SEC, the DOJ or any other governmental authorities will pursue administrative, civil injunctive or criminal proceedings, the imposition of fines or penalties or other remedies or sanctions. However, based on the current status of the discussions with the SEC and the DOJ, Syncor has accrued $2.5 million for estimated potential fines and other penalties that may be imposed by the SEC and the DOJ in connection with this matter. There can be no assurance that this reserve will be sufficient to address any such fines or other penalties actually imposed by the SEC, the DOJ or any other governmental authorities. At this time, Syncor also cannot predict what impact such discussions with or actions by the SEC, the DOJ or any other governmental authorities may have on Syncor.

Impact of Investigation Findings and Government Discussions on the Merger
-------------------------------------------------------------------------

The Merger is subject to the satisfaction or waiver of a number of conditions, including Syncor stockholder approval. Based on the information Syncor has reviewed as of the date hereof with respect to the matters currently under investigation by the special committee, and subject to the terms of any resolution of these matters with the DOJ and SEC, Syncor believes that the information it has learned in the investigation would not result in Syncor's failure to satisfy the conditions to the Merger. However, no definitive determination as to the impact on the Merger can be made pending completion of the investigation and resolution of Syncor's discussions with the DOJ and SEC. Moreover, Cardinal Health has previously stated that it has not yet concluded whether the conditions to the transaction will be satisfied and that "there can be no assurance that the transaction involving the acquisition of Syncor by Cardinal Health will be completed."

Class Action Lawsuits
---------------------

Since the announcement by Syncor on November 6, 2002 that a committee of outside directors, together with outside counsel, has been investigating the propriety of certain payments made by international subsidiaries of Syncor to customers in several foreign countries, three purported class action lawsuits have been filed against Syncor and certain of its officers and directors, asserting claims under the federal securities laws (the "Federal Securities Actions"). All three Federal Securities Actions were filed in the United States District Court for the Central District of California.

The Federal Securities Actions purport to be brought on behalf of all purchasers of the Company's common stock during various periods, beginning as early as March 30, 2000, and ending as late as November 5, 2002. The Federal Securities Actions allege, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and SEC Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act, by issuing a series of press releases and public filings disclosing significant sales growth in Syncor's international business, but omitting mention of certain allegedly improper payments to Syncor's foreign customers, thereby artificially inflating the price of Syncor's common stock. The Federal Securities Actions are in their earliest stages and it is impossible to predict the outcome of these proceedings or their impact on Syncor at this time. However, management believes that Syncor has meritorious defenses to the claims asserted in the Federal Securities Actions and Syncor intends to contest these actions vigorously.

On November 14, 2002, two additional actions were filed by individual shareholders of Syncor in the Court of Chancery of the State of Delaware (the "Delaware Actions") against seven of Syncor's nine directors (the "Director Defendants"). The complaints in the Delaware Actions, which are identical, allege that the Director Defendants breached their fiduciary duties to Syncor by failing to maintain adequate controls, practices and procedures to ensure that the Company's employees and representatives did not engage in improper and unlawful conduct. Each complaint asserts a single derivative claim, for and on behalf of the Company, seeking to recover all of the costs and expenses that Syncor incurs as a result of the allegedly improper payments (including the costs of the Federal Securities Actions described above), and a single class action count seeking to recover damages on behalf of all holders of Syncor shares in the amount of any losses that they may sustain in the event that the pending merger with Cardinal Health does not occur or the consideration received therefrom by Syncor stockholders is reduced. The Delaware Actions are also in their earliest stages and it is impossible to predict their outcome or their impact on Syncor at this time. However, the Company understands that the individual Director Defendants deny liability for the claims asserted in the Delaware Actions, believe they have meritorious defenses and intend to vigorously contest such actions.

Developments Regarding Form 10-Q
--------------------------------

On November 13, 2002, Syncor announced that it expected it would file a Notification of Late Filing on Form 12b-25 in order to obtain an automatic five day extension to file its Form 10-Q for the quarter ended September 30, 2002. The delay was due to the fact that as of such date Syncor and its auditors required additional time in order to confirm that the results of the above described investigation do not materially impact Syncor's financial statements. The Form 12b-25 was filed on November 15, 2002.

Developments in Medicare Reimbursement
--------------------------------------

On October 31, 2002, the Centers for Medicare and Medicaid Services ("CMS") published the final rule governing reimbursement to be made in calendar year 2003 under the Outpatient Prospective Payment System ("OPPS"), the system used by Medicare and Medicaid to reimburse hospitals for services rendered to their patients in hospital outpatient settings. The final rule changes the manner in which CMS will reimburse providers for radiopharmaceuticals. Previously, CMS had reimbursed radiopharmaceuticals using a pass-through methodology based on manufacturers' prices for the drugs. CMS has discontinued pass-through reimbursement for radiopharmaceuticals effective in 2003, and will instead reimburse providers based on the Ambulatory Payment Classification ("APC") to which a particular radiopharmaceutical is assigned. Reimbursement under the APC system is generally lower than that made according to the pass-through methodology. Syncor's sales of radiopharmaceuticals are made to hospitals and clinics, so we are paid by those providers and not CMS. However, the use of APC's to reimburse for radiopharmaceuticals could have an impact on the prices that customers will be willing to pay for the radiopharmaceuticals they purchase from us, and that impact, in turn, could negatively impact our revenues and results of operations, although the potential effect cannot be determined at this time.

Stock Option Grants to Broad Base of Employees
----------------------------------------------

On October 17, 2002, the Compensation Committee of the Board of Directors granted approximately 420,000 option shares to a broad base of employees under the 2000 Master Stock Incentive Plan. None of the executive officers of the Company was a recipient of the stock option grants.

Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         99.1 Certification of CEO and CFO Regarding Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002


(b)      Reports on Form 8-K

         None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Syncor International Corporation

                                                (Registrant)





November 19, 2002                     By:  /s/ William P. Forster
                                           -------------------------------------

                                           William P. Forster

                                           Senior Vice President and Chief
                                            Financial Officer

                                           (Principal Financial/Accounting
                                            Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Robert G. Funari, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Syncor International Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002

                                      By /s/Robert G. Funari
                                         ---------------------------------------

                                         Robert G. Funari
                                         President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, William P. Forster, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Syncor International Corporation;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002

                                      By /s/William P. Forster
                                         ---------------------------------------

                                         William P. Forster
                                         Sr. Vice President and Chief Executive
                                          Officer